Form 10-Q
period 2007-09-30
Hong Kong Highpower Technology, Inc.
filed 2007-11-19
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-52103

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

(86) 755-89686238
(COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 20,478,090 as of November 19, 2007.

EXPLANATORY NOTE

Please note that Hong Kong Highpower Technology, Inc. (the “Company”, “we” or “us”) was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007 (the “Effective Date”), the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of Hong Kong Highpower Technology Company Limited, a Hong Kong corporation (“HKHT”), which has one wholly-owned subsidiary, Shenzhen Highpower Technology Company Limited, (ii) assumed the operations of HKHT and its subsidiary, and (iii) changed its name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc. The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007. This Quarterly Report on Form 10-Q contains information regarding the Company and HKHT, as indicated herein.

Since the Share Exchange closed subsequent to the reporting period covered by the Quarterly Report on Form 10-Q, this report includes both discussion of our business as it existed as of September 30, 2007 and of the Company’s business post-Share Exchange, as the 100% parent of HKHT, to ensure that the disclosure included herein is complete and not misleading. The sections entitled “SRKP 11, INC.” describe the Company prior to November 2, 2007 and the sections entitled “HONG KONG HIGHPOWER” describe the Company on and after November 2, 2007.

HONG KONG HIGHPOWER TECHNOLOGY, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

INDEX

Page
Part I	Financial Information

	Item 1.	Financial Statements

		HONG KONG HIGHPOWER TECHNOLOGY, INC. (FORMERLY SRKP 11, INC.)

	a)	Balance Sheet as of September 30, 2007 (Unaudited)	5

	b)	Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	6

	c)	Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	7

	d)	Notes to Financial Statements (Unaudited)	8

		HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

	a)	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	11

	b)	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	13

	c)	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	14

	d)	Notes to Condensed Consolidated Financial Statements (Unaudited)	16

		Unaudited Condensed Pro Forma Combined Financial Information	31

		Notes to the Unaudited Condensed Combined Pro Forma Financial Information	35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		41

Item 4.	Controls and Procedures		41

Part I. Financial Information

Item 1. Financial Statements

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Formerly SRKP 11, Inc.)

BALANCE SHEET
(Stated in US Dollars)
(Unaudited)

September 30, 2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,515

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$53,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 5,400,000 issued and outstanding	540
Additional paid-in capital	1,627
(Deficit) accumulated during development stage	(48,652)

Total Stockholders' Equity (Deficit)	(46,485)

$6,515

See accompanying notes to financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Formerly SRKP 11, Inc.)

STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Period From January 3, 2006 (Inception) to September 30, 2006		Cumulative from January 3, 2006 (Inception) to September 30, 2007

REVENUE		$—		$—		$—		$—	$—

EXPENSES		9,108		13,801		15,856		30,420	48,652

NET (LOSS)		$(9,108)		$(13,801)		$(15,856)		$(30,420)	$(48,652)

NET (LOSS) PER COMMON SHARE-BASIC	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		5,400,000		5,400,000		5,400,000		5,400,000

* Less than $.01

See accompanying notes to financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Formerly SRKP 11, Inc.)

STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

		Period From	Cumulative from
	Nine Months	January 3, 2006	January 3, 2006
	Ended	to	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(15,856)	$(30,420)	$(48,652)

Net Cash (Used In) Operating Activities	(15,856)	(30,420)	(48,652)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

Common stock issued for cash	-	2,167	2,167
Advances from stockholders	20,000	32,250	53,000

Net Cash Provided by Financing Activities	20,000	34,417	55,167

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	4,144	3,997	6,515

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,371	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,515	$3,997	$6,515

See accompanying notes to financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Formerly SRKP 11, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	History

SRKP 11, Inc. (the “Company”), a development stage company, was organized under the laws of the State of Delaware on January 3, 2006. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

The Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934. The registration statement has been declared effective as of September 4, 2006.

Effective from November 2, 2007, the Company changed its name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc.

2.	Corporation Information and Reorganization

On November 2, 2007, the Company (formerly SRKP 11, Inc.) consummated a share exchange transaction (the “Share Exchange”) pursuant to a share exchange agreement (the “Exchange Agreement”) dated as of October 20, 2007 by an among the Company, Hong Kong Highpower Technology Company Limited, a Hong Kong corporation (“HKHT”) and all of the shareholders of HKHT (the “Shareholders”), whereby the Company, in exchange for 14,798,328 shares of its common stock, acquired 100% of the capital stock of HKHT.

In addition, the Company agreed to cancel 2,556,602 shares of its common stock, such that there were 2,843,398 shares of common stock outstanding immediately prior to the Share Exchange.

3.	Summary of Significant Accounting Policies

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

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Formerly SRKP 11, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of Significant Accounting Policies (Cont’d)

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

4.	Stockholders' Equity

During January 2006, the Company sold for $2,167 cash 5,400,000 shares of its $.0001 par value common stock to various investors.

5.	Related Party Transactions

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by WestPark Capital, Inc. The Company’s President is also the CEO of WestPark Capital. Such costs are immaterial to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Formerly SRKP 11, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Due to Stockholders

Since inception certain stockholders have advanced the Company $53,000 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

7.	Events after Balance Sheet Date

Private placement

Pursuant to subscription agreements entered into with certain investors, the Company sold an aggregate of 2,836,364 shares of common stock at $1.10 per share for aggregate gross proceeds of $3.12 million on November 2, 2007.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	1,576,035	488,070
Restricted cash	4,053,585	1,010,580
Accounts receivable	14,489,335	8,127,170
Notes receivable	-	76,764
Prepaid expenses and other receivables - Note 7	2,779,502	2,612,091
Advance to related parties - Note 13	-	634,161
Inventories, net - Note 8	14,939,809	15,623,791
Prepaid lease payments - Note 10	55,443	-

Total Current Assets	37,893,709	28,572,627
Deferred tax assets - Note 6	25,929	8,443
Plant and equipment, net - Note 9	3,639,172	3,154,660
Leasehold land - Note 10	2,716,724	-
Intangible asset - Note 11	962,500	-

TOTAL ASSETS	45,238,034	31,735,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	19,241,449	17,327,402
Other payables accrued liabilities - Note 12	2,391,144	1,170,275
Income tax payable	41,927	122,710
Bank borrowings - Note 14	15,162,172	5,950,626

Total Current Liabilities	36,836,692	24,571,013

TOTAL LIABILITIES	36,836,692	24,571,013

COMMITMENTS AND CONTINGENCIES - Note 17

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

CONDENSED CONSOLIDATED BALANCE SHEET (Cont’d)
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
STOCKHOLDERS’ EQUITY
Common stock - Note 15
Par value : US$0.1286
Authorized: 500,000 shares
Issued and outstanding: 500,000 shares	64,317	64,317
Additional paid-in capital	(75,229)	(75,229)
Accumulated other comprehensive income	861,811	470,383
Retained earnings	7,550,443	6,705,246

TOTAL STOCKHOLDERS’ EQUITY	8,401,342	7,164,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	45,238,034	31,735,730

See notes to condensed consolidated financial statement

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND
COMPREHENSIVE INCOME
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	19,574,160	13,571,303	50,896,263	31,210,518
Cost of sales	(17,269,784)	(11,956,237)	(45,532,614)	(26,146,521)

Gross profit	2,304,376	1,615,066	5,363,649	5,063,997
Depreciation - Notes 3 and 9	(31,532)	(19,347)	(85,576)	(54,837)
Selling and distributing costs	(631,203)	(468,283)	(1,579,491)	(1,049,943)
Administrative and other operating expenses	(920,690)	(639,736)	(2,923,043)	(1,458,683)

Income from operations	720,951	487,700	775,539	2,500,534
Other income - Note 4	364,530	13,555	1,282,809	43,820
Interest expenses - Note 5	(189,446)	(77,336)	(438,086)	(168,843)

Income before taxes	896,035	423,919	1,620,262	2,375,511
Income taxes - Note 6	(57,916)	(31,785)	(110,716)	(168,754)

Net income for the period	838,119	392,134	1,509,546	2,206,757

Other comprehensive income
- Foreign currency translation gain	127,959	58,119	391,428	122,552

Comprehensive income	966,078	450,253	1,900,974	2,329,309

Earnings per share of common stock
- Basic and dilutive	1.68	0.78	3.02	4.41

Weighted average number of common stock
- Basic and dilutive	500,000	500,000	500,000	500,000

See notes to condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Cash flows from operating activities
Net income	838,119	392,134	1,509,546	2,206,757
Adjustments to reconcile net income to net cash flows provided by operating activities :
Amortisation of intangible asset	12,500	-	37,500	-
Bad debts written off	-	-	21,192	22,425
Depreciation	160,881	81,647	423,103	217,266
Loss on disposal of plant and equipment	1,508	1,651	3,848	3,986
Income taxes	57,916	31,785	110,716	168,754

Changes in operating assets and liabilities :
Accounts receivable	(2,613,496)	(2,526,165)	(5,948,915)	(3,698,299)
Notes receivable	67,994	(160,515)	76,389	517,713
Prepaid expenses and other receivables	(595,143)	(661,089)	(66,464)	(634,879)
Inventories	146,921	(2,128,902)	1,253,050	(4,799,694)
Accounts payable	(789,661)	3,773,470	1,227,858	5,111,468
Other payables and accrued liabilities	(5,137)	(219,122)	1,179,232	(212,197)
Income tax payable	(16,110)	(24,911)	(211,597)	(213,125)

Net cash flows used in operating activities	(2,733,708)	(1,440,017)	(384,542)	(1,309,825)

Cash flows from investing activities
Acquisition of plant and equipment	(276,796)	(542,450)	(789,753)	(1,257,677)
Acquisition of leasehold land	(9,027)	-	(2,715,046)	-
Acquisition of intangible asset	-	-	(1,000,000)	-
Proceeds from disposal of plant and equipment	-	-	6,022	5,163
Cost of reorganization	-	-	-	(75,211)

Net cash flows used in investing activities	(285,823)	(542,450)	(4,498,777)	(1,327,725)

Cash flows from financing activities
Proceeds from new short-term bank loans	1,516	249,645	455,981	498,859
Repayment of short-term bank loans	(437,370)	(468,057)	(716,541)	(904,182)
Net advancement of other bank borrowings	6,033,041	2,451,569	9,060,192	4,368,526
Increase in restricted cash	(2,276,110)	(312,977)	(2,942,583)	(611,750)
Advance to related parties	7,996	174,875	78,290	(41,766)

Net cash flows provided by financing activities	3,329,073	2,095,055	5,935,339	3,309,687

Net increase in cash and cash equivalents	309,542	112,588	1,052,020	672,137
Effect of foreign currency translation on cash and cash equivalents	21,545	(4,940)	36,581	(1,081)
Cash and cash equivalents - beginning of period	1,244,948	1,030,848	487,434	467,440

Cash and cash equivalents - end of period	1,576,035	1,138,496	1,576,035	1,138,496

See notes to condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Cont’d)
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	829	77,264	249,469	244,055
Income taxes	652	42,911	196,139	213,125

See notes to condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1. Corporation information and reorganization

Hong Kong Highpower Technology Company Limited (the “Company”) was incorporated in the Hong Kong on July 4, 2003 under the Hong Kong Companies Ordinance. The Company was organized principally to manufacture and trading of batteries. The Company intends to go public in the US through a reverse acquisition of a US publicly traded company.

For the purpose of reverse acquisition, the Company underwent a group reorganization (the “Reorganization”) which was approved by authorized institutions in December, 2005, the Company acquired all of the outstanding common stock of Shenzhen Highpower Technology Co., Ltd. (“SZ Highpower”) from its then existing Stockholders (the “Stockholders”), Pan Dangyu, Li Kai Man, Li Wenliang and Ma Wenwei, in consideration of approximately $2,349,000 (equivalent to HK$18,250,000). The acquisition was financed by a short-term loan bearing interest of approximately $75,000 (equivalent to HK$584,000).

As a result of the Reorganization, SZ Highpower became the wholly owned subsidiary of the Company and became the Company’s main operational business.

As of September 30, 2007, the particulars of the subsidiary are as follows:-

		Attributable
	Date of	equity interest %		Registered
Name of company	incorporation	Direct	Indirect	capital
Shenzhen Highpower Technology Co., Ltd. (“SZ Highpower”)	October 8, 2002	100	-	RMB20,000,000

2. Description of business

The Company and its subsidiary are engaged in manufacturing and trading of nickel metal hydride rechargeable batteries.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes for the year ended December 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and equipment and intangible asset. Actual results could differ from those estimates.

Economic and political risks

SZ Highpower’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, SZ Highpower’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

SZ Highpower’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. SZ Highpower’s results may be adversely affected by changes in the political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad and rates and methods of taxation, among other things.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Restricted cash

Deposits in banks for securities of bank borrowings that are restricted in use are classified as restricted cash.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Group does not accrue interest on trade accounts receivable.

During the three months ended September 30, 2007 and 2006, the Group had not experienced bad debts.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Group’s reserve requirements generally increase as the management projected demand requirements; decrease due to market conditions, product life cycle changes. During the reporting periods, the Company did not make any allowance for slow-moving or defective inventories.

Leasehold land

Leasehold land, representing upfront payment for land use rights, is capitalized at its acquisition cost and amortized using the straight-line method over the lease terms.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Intangible asset

Intangible asset with limited useful lives is stated at cost less accumulated amortisation and accumulated impairment losses.

Amortisation of intangible asset is provided using the straight-line method over its estimated useful lives at the following annual rate :-

Consumer battery license fee	5%

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates :-

Furniture, fixtures and office equipment	20%
Leasehold improvement	50%
Machinery and equipment	10%
Motor vehicles	20%

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Group recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.

No impairment of long-lived assets was recognized for any of the periods presented.

Revenue recognition

Revenue from sales of the Group’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

The Company reports basic earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the periods.

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, if any. Adoption of FIN 48 did not have an effect on our results of operations or financial condition. We did not have any material unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Although we will continue to evaluate the provisions of SFAS No.157, management currently does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transaction provisions of SAB No.108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 has no material effect on our financial statement.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

On February 15, 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Company does not early adopt this statement. Although we will continue to evaluate the provisions of SFAS No.159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

4. Other income

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Bank interest income	23,125	1,956	34,797	5,162
Other interest income	16,280	-	19,287	-
Sale of waste material	305,669	-	1,150,085	-
Sundry income	19,456	11,599	78,640	38,658

	364,530	13,555	1,282,809	43,820

5. Interest expenses

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Interest on bills	172,142	72,740	383,954	137,428
Interest on short-term bank loans	17,261	4,596	41,104	31,415
Interest on other loan	43	-	13,028	-
	189,446	77,336	438,086	168,843

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6. Income taxes

The components of the provision for income taxes are:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
PRC income taxes	61,663	31,785	127,900	168,754

Deferred tax benefit	(3,747)	-	(17,184)	-

	57,916	31,785	110,716	168,754

The major components of deferred tax recognized in the consolidated balance sheets as of September 30, 2007 and December 31, 2006 are as follows:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Temporary difference on :-
recognization of expenses	(23,116)	(8,443)
accelerated tax depreciation on intangible asset	(2,813)	-

Deferred tax assets, net	(25,929)	(8,443)

Recognized in the balance sheet:
Net deferred tax assets	(25,929)	(8,443)

7. Prepaid expenses and other receivables

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Purchase deposits paid	60,407	935,417
Advance to staff	16,594	21,540
Other deposits and prepayments	211,569	130,870
Value-added tax prepayment	1,032,517	1,220,524
Other receivables	1,458,415	303,740

	2,779,502	2,612,091

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8. Inventories

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Raw materials	4,265,104	5,040,028
Work in progress	1,676,227	1,415,942
Finished goods	8,923,096	9,096,003
Consumables	54,482	52,122
Packing materials	20,900	19,696
	14,939,809	15,623,791

9. Plant and equipment

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Furniture, fixtures and office equipment	610,029	510,853
Leasehold improvement	143,011	137,761
Machinery and equipment	3,659,430	2,938,971
Motor vehicles	335,614	250,655

	4,748,084	3,838,240

Accumulated depreciation
Furniture, fixtures and office equipment	177,412	92,092
Leasehold improvement	80,504	25,888
Machinery and equipment	731,402	475,767
Motor vehicles	119,594	89,833

	1,108,912	683,580

Net
Furniture, fixtures and office equipment	432,617	418,761
Leasehold improvement	62,507	111,873
Machinery and equipment	2,928,028	2,463,204
Motor vehicles	216,020	160,822

	3,639,172	3,154,660

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Plant and equipment (Cont’d)

The components of depreciation charged are:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Included in factory overheads	129,348	62,300	337,526	162,429
Included in operating expenses	31,532	19,347	85,576	54,837

	160,880	81,647	423,102	217,266

10.	Leasehold land

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost	2,772,167	-

Accumulated amortization	-	-

Net	2,772,167	-

Analyzed for reporting purposes as:
Current asset	55,443	-
Non-current asset	2,716,724	-

	2,772,167	-

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Intangible asset

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	-

Accumulated amortization	37,500	-

Net	962,500	-

Amortization expenses included in selling and distributing costs for the nine months ended September 30, 2007 and 2006 are $37,500 and $Nil respectively.

12.	Other payables and accrued liabilities

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Accrued expenses	685,963	622,010
Accrued staff welfare	-	111,749
Royalty payable	1,231,229	112,579
Sales deposits received	153,920	86,182
Other payables	320,032	237,755

	2,391,144	1,170,275

13.	Advance to related parties

Advance to related parties for working capital are as follows:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Advance to shareholders	-	634,161

The above advances are interest-free, unsecured and have no fixed repayment terms.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14. Bank borrowings

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Secured:
Repayable within one year
Non-recurring bank loans	665,106	896,964
Other bank borrowings	14,497,066	5,053,662

	15,162,172	5,950,626

As of September 30, 2007, the above banking borrowings were secured by the following:

(a)	charge over bank deposits of $4,053,585;

(b)	corporate guarantee executed by a third party and the Shenzhen Science and Technology Bureau ; and

(c)	personal guarantees executed by the directors of the Company;

15.  Common stock

There were no share transactions during the periods ended September 30, 2007 and 2006. There are no shares subject to warrants, options, or other arrangements as at September 30, 2007

16.  Pension plans

For employees in PRC, the Group contributes on a monthly basis to various defined contribution plans organized by the relevant municipal and provincial government in the PRC based on certain percentage of the relevant employees’ monthly salaries. The municipal and provincial governments undertake to assume the retirement benefit obligations payable to all existing and future retired employees under these plans and the Group has no further constructive obligation for post-retirement benefits beyond the contributions made. Contributions to these plans are expenses as incurred.

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $85,120 and $60,220 for the nine months ended September 30, 2007 and 2006 respectively.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Commitments and contingencies

Operating leases commitments

The Group leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2007 are as follows :-

Period ending September 30	$
2008	531,065
2009	492,690
2010	469,877
2011	103,111

1,596,743

Rental expenses for the nine months ended September 30, 2007 and 2006 were $307,505 and $276,938 respectively.

Capital commitments

The Group has the following capital commitments as of September 30, 2007:

$
Purchase of plant and equipment	1,490

Contingencies

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Bills discounted	422,697	1,323,442

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18. Related party transactions

Apart from the transactions as disclosed in notes 15, the Group entered into the following transactions with its related party during the nine months ended September 30, 2007 and 2006 :-

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Management fee paid to Canhold International Limited	15,617	11,402

19.	Segment Information

For management purposes, the Group is currently organized into three major principal activities - manufacturing and trading of consumer and industrial batteries and trading of materials. These principal activities are the basis on which the Group reports its primary segment information.

	Consumer battery	Industrial battery	Materials	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited))
	$	$	$	$
Nine months ended September 30, 2007
Sales	7,552,901	42,968,177	375,185	50,896,263

Cost of sales	(6,769,985)	(38,514,197)	(248,432)	(45,542,614)

Segment result	782,916	4,453,980	126,753	5,353,649

	Consumer battery	Industrial battery	Materials	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Nine months ended September 30, 2006
Sales	24,609,978	5,773,254	827,286	31,210,518

Cost of sales	(20,508,248)	(4,811,029)	(827,244)	(26,146,521)

Segment result	4,101,730	962,225	42	5,063,997

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Segment Information (Cont’d)

All long-lived assets of the Group are located in PRC. Geographic information about the revenues and accounts receivable which are classified based on the location of the customers, is set out as follows:

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Net revenue
Hong Kong and China	20,443,801	20,434,138
Asia	4,356,175	2,225,364
Europe	17,314,386	4,817,798
North America	8,568,668	3,463,866
South America	213,233	265,610
Others	-	3,742

	50,896,263	31,210,518

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Accounts receivable
Hong Kong and China	3,789,289	5,545,244
Asia	736,762	262,743
Europe	6,903,057	1,857,294
North America	3,051,043	461,889
South America	9,184	-

	14,489,335	8,127,170

21.	Dividends

The directors had declared and now recommend the following dividend in respect of the period ended 30th September, 2007: -

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Dividends
Interim dividend declared and paid : HK$1.33 per share	664,348	-

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Comparative amounts

Certain comparative amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

23.	Subsequent event

On October 20, 2006, the company entered into a share exchange agreement with the shareholders of Hong Kong Highpower Technology, Inc., formally known as SRKP 11, Inc. Pursuant to the share exchange agreement (the “Exchange Agreement”) the company agreed to use all shares in exchange for the issuance by Hong Kong Highpower Technology, Inc. of an aggregate of 14,798,328 shares. The Share Exchange closed on November 2, 2007. Upon the closing of the Share Exchange and pursuant to the terms of the Exchange Agreement, all of the company’s shares were exchanged for an aggregate of 14,798,328 shares of Hong Kong Highpower Technology, Inc. and the company became a wholly owned subsidiary of Hong Kong Highpower Technology, Inc.

PRO FORMA FINANCIAL STATEMENTS

Unaudited Condensed Pro Forma Combined Financial Information

The accompanying unaudited condensed pro forma combined financial information consists of the combined balance sheet as of September 30, 2007 of Hong Kong Highpower Technology, Inc., formerly SRKP 11, Inc., a Delaware corporation (the “Company”) and Hong Kong Highpower Technology Company Limited, a Hong Kong corporation (“HKHT”) and their combined statements of operations for the nine months ended September 30, 2007, as though the transactions therein described had occurred on the balance sheet date and at the commencement of the period presented. The objective of this pro forma is to show what the significant effects on historical financial information might have been had the herein described transaction occurred at an earlier date.

On October 20, 2006, the Company entered into a share exchange agreement with the shareholders of HKHT. Pursuant to the share exchange agreement (the “Exchange Agreement”) the Company agreed to issue shares of its common stock in exchange for all of the issued and outstanding securities of HKHT (the “Share Exchange”). The Share Exchange closed on November 2, 2007. Upon the closing of the Share Exchange and pursuant to the terms of the Exchange Agreement, we issued an aggregate of 14,798,328 shares of our common stock to the shareholders of HKHT in exchange for all of the issued and outstanding securities of HKHT In addition, immediately prior to the closing of the Share Exchange and the Private Placement, as described below, we and certain of our stockholders agreed to cancel an aggregate of 2,556,602 shares of common stock such that there were 2,843,398 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement. We issued no fractional shares in connection with the Share Exchange. The condensed pro forma combined financial information presents historical financial statements, pro forma adjustments and the pro forma results.

On November 2, 2007, concurrently with the close of the Share Exchange, we received gross proceeds of $3.12 million in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of common stock at $1.10 per share. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until ninety (90) days after our common stock begins to be listed or quoted on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, when one-tenth of their shares are released from the lock up, after which their shares will automatically be released from the lock up on a monthly basis pro rata over a nine month period. After commissions and expenses, we received net proceeds of approximately $2,618,000 in the Private Placement.

HONG KONG HIGHPOWER TECHNOLOGY, INC.

PRO FORMA COMBINED BALANCE SHEET (UNAUDITED)
AS AT SEPTEMBER 30, 2007

	HONG KONG HIGHPOWER TECHNOLOGY COMPANY LTD	HONG KONG HIGHPOWER TECHNOLOGY INC	PRO FORMA ADJ. ADJ.		PRO FORMA COMBINED TOTAL TOTAL
	US$	US$	US$		US$
ASSETS
Current assets:
Cash and cash equivalents	1,576,035	6,515	3,120,000	(3)	4,200,550
			(502,000)	(4)
Restricted cash	4,053,585	-			4,053,585
Accounts receivable	14,489,335	-			14,489,335
Prepaid expenses and other Receivables	2,779,502	-			2,779,502
Advance to related parties	-	-			-
Inventories, net	14,939,809	-			14,939,809
Prepaid lease payments	55,443	-			55,443

Total current assets	37,893,709	6,515			40,518,224
Deferred tax assets	25,929	-			25,929
Plant and equipment	3,639,172	-			3,639,172
Leasehold land	2,716,724	-			2,716,724
Intangible asset	962,500	-			962,500

TOTAL ASSETS	45,238,034	6,515			47,862,549

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	19,241,449	-			19,241,449
Other payables and accrued liabilities	2,391,144	53,000			2,444,144
Income tax payable	41,927	-			41,927
Bank borrowings	15,162,172	-			15,162,172

Total current liabilities	36,836,692	53,000			36,889,692

TOTAL LIABILITIES	36,836,692	53,000			36,889,692

HONG KONG HIGHPOWER TECHNOLOGY, INC.

PRO FORMA COMBINED BALANCE SHEET (UNAUDITED) (Con’d)
AS AT SEPTEMBER 30, 2007

	HONG KONG HIGHPOWER TECHNOLOGY COMPANY LTD	HONG KONG HIGHPOWER TECHNOLOGY INC	PRO FORMA ADJ.		PRO FORMA COMBINED TOTAL
	US$	US$	US$		US$
Stockholders' equity:
Common stock	64,317	540	(62,837)	(1)	2,048
			(256)	(2)
			284	(3)
Additional paid-in capital	(75,229)	1,627	62,837	(1)	2,607,207
			256	(2)
			3,119,716	(3)
			(502,000)	(4)
Retained earnings / (Accumulated deficit)	7,550,443	(48,652)			7,501,791
Accumulated other comprehensive loss	861,811	-			861,811

Total stockholders' equity	8,401,342	(46,485)			10,972,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	45,238,034	6,515			47,862,549

HONG KONG HIGHPOWER TECHNOLOGY, INC.

PRO FORMA COMBINED INCOME STATEMENT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	HONG KONG HIGHPOWER TECHNOLOGY COMPANY LTD	HONG KONG HIGHPOWER TECHNOLOGY INC	PRO FORMA ADJ.	PRO FORMA TOTAL
	US$	US$	US$	US$

Net sales	50,896,263	-	-	50,896,263
Cost of sales	(45,532,614)	-	-	(45,532,614)

Gross profit	5,363,649	-	-	5,363,649
Depreciation	(85,576)			(85,576)
Selling and distributing costs	(1,579,491)	-	-	(1,579,491)
Administrative and other
operating expenses	(2,923,043)	(15,857)	-	(2,938,900)

Income (loss) from operations	775,539	(15,857)	-	759,682
Other income	1,282,809	-	-	1,282,809
Interest expense	(438,086)	-	-	(438,086)

Income (loss) before taxes	1,620,262	(15,857)	-	1,604,405
Income taxes	(110,716)	-	-	(110,716)

Net income (loss)	1,509,546	(15,857))	-	1,493,689

Earnings per share,
- Basic and diluted				0.07

Weighted average number of
common shares outstanding,
- Basic and diluted				20,478,090

HONG KONG HIGHPOWER TECHNOLOGY, INC.

NOTES TO PRO FORMA FINANCIAL STATEMENTS

Notes to the Unaudited Condensed Combined Pro Forma Financial Information:

(1)
Reflects the issuance of 14,798,328 shares of common stock by Hong Kong Highpower Technology, Inc. for the acquisition of all issued and outstanding shares of capital stock of Hong Kong Highpower Technology Company Limited.

(2)	Reflects the cancellation of an aggregate of 2,556,602 shares of common stock.

(3)	Reflects the private placement of 2,836,364 shares of common stock at $1.10 per share.

(4)	Reflects the commission and expenses of private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Hong Kong Highpower Technology, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Co., Ltd. (referred to herein as “HKHT”), and HKHT’s wholly-owned subsidiary Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”). This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this information statement.

Forward-Looking Statements

This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

SRKP 11, INC.

Plan of Operation.  SRKP 11, Inc. incurred a net loss of $(9,108) for the three months ended September 30, 2007 and $(13,801) for the corresponding period in 2006.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources.  As of September 30, 2007, the Company had assets equal to $6,515 consisting exclusively of cash.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations.  The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2007.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

HONG KONG HIGHPOWER TECHNOLOGY, INC.
Overview

HKHT was incorporated in Hong Kong in 2003. HKHT operates its business primarily through its wholly-owned subsidiary Shenzhen Highpower Technology Co., Ltd., a company organized under the laws of the PRC. Shenzhen Highpower was founded in 2001.

On October 20, 2007, SRKP 11, Inc., a Delaware corporation (“SRKP 11”), entered into a share exchange agreement (the “Exchange Agreement”), with HKHT and its shareholders, pursuant to which these shareholders would transfer all of the issued and outstanding securities of HKHT to SRKP 11 in exchange for 14,798,328 shares of SRKP 11’s common stock. On November 2, 2007, the Share Exchange closed and we became a wholly-owned subsidiary of SRKP 11, which immediately changed its name to “Hong Kong Highpower Technology, Inc.” A total of 14,798,328 shares were issued to the former shareholders of HKHT.

In addition, on November 2, 2007, concurrently with the close of the Share Exchange, we conducted a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of Common stock at $1.10 per share. As a result, we received gross proceeds in the amount of $3.12 million.

Through Shenzhen Highpower, we manufacture Ni-MH rechargeable batteries for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

We employ a broad network of salespersons in China and Hong Kong, which target key customers by arranging in-person sales presentations and providing post-sale services. The sales staff works with our customers to better address customers’ needs.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60 recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Basis of presentation and consolidation. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include our accounts and those of our subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and equipment. Actual results could differ from those estimates.

Economic and political risks. The operations of our subsidiary, Shenzhen Highpower, are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

Shenzhen Highpower’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad and rates and methods of taxation, among other things.

Concentrations of credit risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of accounts receivable. We extend credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the management has delegated a team responsible for the determination of credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, we review the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts. In this regard, we consider that our credit risk is significantly reduced.

Accounts receivable. Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that we will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. We extend unsecured credit to customers in the normal course of business and believe all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. We do not accrue interest on trade accounts receivable.

During the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, the Company experienced bad debts of $21,121, $22,878 and $9,645, respectively.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as the management projected demand requirements increase and decrease due to market conditions and product life cycle changes.

Revenue recognition. Revenue from sales of our products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

Income taxes. We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate of Shenzhen Highpower is 15%. However, also in accordance with the relevant taxation laws in the PRC, from the time that Shenzhen Highpower has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Shenzhen Highpower’s first profitable tax year was 2003. Shenzhen Highpower will be levied at the 15% tax rate in 2008.

Foreign currency translation. We maintain our financial statements in the functional currency. The functional currencies of the Company and Shenzhen Highpower are U.S. Dollars and Renminbi (“RMB”) respectively. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, our financial statements which are prepared using the functional currency have been translated into U.S. Dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into U.S. Dollars at rates used in translation.

Results of Operations

Net sales for the three and nine months ended September 30, 2007 were $19.6 million and $50.9million compared to $13.6 million and $31.2 million for the three and nine months ended September 30, 2006, an increase of 44% and 63%, respectively. This increase was largely due to increases in orders from existing customers and the procurement of new customers.

Cost of sales consists of the cost of nickel and other materials. Costs of sales were $45.5 million the nine months ended September 30, 2007 as compared to $26.1 million for the comparable period in 2006. As a percentage of net sales, cost of sales increased to 89% for the nine months ended September 30, 2007 compared to 84% for the comparable period in 2006. This was attributable to increase in the cost of nickel during the period.

Gross profit for the three and nine months ended September 30, 2007 was $2.3million and $5.4million, or11.7% and 10.6% of net sales, compared to $1.6 million and $5.1million, or 11.7% and 16.3% of net sales, respectively, for the comparable periods in 2006. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the nine months ended September 30, 2007 is primarily due to increase in the price of nickel that we were unable to pass along to customers in the form of higher prices charged for our battery products.

Selling and distribution costs were $0.6 million and $1.6 million for the three and nine months ended September 30, 2007, respectively, compared to $0.5 million and $1 million for the respective comparable periods in 2006. The increase was due to the expansion of our market share.

Administrative and other operating expenses were $0.6 million and $2.6million, or 3% and _% of net sales, for the three and nine months ended September 30, 2007, respectively, compared to $0.5 million and $1.3 million, or 3.6% or 4% of net sales, for the respective comparable periods in 2006. The increase as a percentage of net sales was due to increased labor costs and research and development expenses and the devaluation of the U.S. dollar relative to the RMB over the period. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Interest expenses were $0.2 million and $0.4million for the three and nine months ended September 30, 2007, respectively, as compared to $0.08 million and $0.2 million for the respective comparable periods in 2006. The increase was primarily due to increases in borrowing rates under our bank facilities and higher borrowing levels. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

During the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $0.06 million and $0.1 million, respectively, as compared to $0.03million and $0.2 million for the respective comparable periods in 2006. The decrease was a result of the decrease in our profit margin.

Net income for the three and nine months ended September 30, 2007 was $0.8million and $1.5 million, respectively, compared to a net income of $0.4 million and $2.2 million for the respective comparable periods in 2006.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of September 30, 2007, we had in place general banking facilities with five financial institutions aggregating $21.67 million. The maturity of these facilities is generally up to one year. The facilities are subject to annual review and approval. These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of September 30, 2007, we had utilized approximately $15.16 million under such general credit facilities and had available unused credit facilities of $6.51 million.

On November 2, 2007, upon the closing of a private placement, we received gross proceeds of $3.12 million in a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of Common Stock at $1.10 per share. We agreed to file a registration statement covering the common stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. For its services as placement agent, the placement agent received an aggregate commission equal to 10% of the gross proceeds from the financing, in addition to a $40,000 success fee for the Share Exchange, for an aggregate fee of $352,000.

For the nine months ended September 30, 2007, net cash used in operating activities was approximately $0.4 million, as compared to $1.3 million for the comparable period in 2006. The decrease in net cash used in operating activities is primarily attributable to the collection of outstanding accounts receivable.

Net cash used in investing activities was $4.5million for the nine months ended September 30, 2007 compared to $1.3 million for the comparable period in 2006. The increase of cash used in investing activities was primarily attributable to the acquisition of land equity in HuiZhou and the procurement of the Ovicon patent license. Net cash provided by financing activities was $5.9 million for the nine months ended September 30, 2007 as compared to $3.3million for the comparable period in 2006. The increase in net cash provided by financing activities was attributable to an increase of bank borrowings of $2.6 million in 2007.

For the nine months ended September 30, 2007, our inventory turnover was 2.98 times, as compared to 3.18 times at September 30, 2006. The average days outstanding of our accounts receivable at September 30, 2007 were 60 days, as compared to 58 days at September 30, 2006. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $3 million.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Upon the closing of the Share Exchange, we expect these contributions will increase administrative and other operating expenses by $30,000 per month based on the size of our current workforce. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available under our bank facilities will be sufficient to fund our capital needs for the next 12 months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

New Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. We have not adopted this statement early. Although we will continue to evaluate the provisions of SFAS No.159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Discloses About Market Risk

HONG KONG HIGHPOWER TECHNOLOGY, INC.

Credit Risk

We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

Foreign Currency and Exchange Risk

The functional currencies of our company are the Renminbi (RMB) and the U.S. Dollar. Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. However, approximately 75% of our sales are made in U.S. Dollars. During the nine months ended September 30, 2007, the exchange rate of the RMB to the U.S. Dollar increased approximately 4% from the level at the end of December 31, 2006. This fluctuation resulted in a slight increase in our material costs during the nine months ended September 30, 2007. A future appreciation of the RMB against the U.S. dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Country Risk

The substantial portion of our business, assets and operations are located and conducted in Hong Kong and China. While these economies have experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of Hong Kong and China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Please see Item 5 of Part II for a discussion of our internal control over financial reporting subsequent to the closing of the Share Exchange.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

SRKP 11, INC.

For a discussion of the risk factors related to SRKP 11, Inc., please refer to the Annual Report for the year ended December 31, 2006 filed with the SEC on March 15, 2007

HONG KONG HIGHPOWER TECHNOLOGY, INC.

RISKS RELATED TO OUR OPERATIONS

Our limited operating history may not serve as an adequate basis to evaluate our future prospects and results of operations.

We have a limited operating history. We were established in GuangZhou, China in 2001 and commenced operations in Shenzhen in 2002. Our limited operating history may not provide a meaningful basis for an investor to evaluate our business, financial performance and prospects. We may not be able to:

—	maintain our leading position in the Ni-MH battery market;

—	retain existing customers or acquire new customers;

—	diversify our revenue sources by successfully developing and selling our products in the global battery market and other markets;

—	keep up with evolving industry standards and market developments;

—	respond to competitive market conditions;

—	maintain adequate control of our expenses;

—	manage our relationships with our suppliers;

—	attract, train, retain and motivate qualified personnel; or

—	protect our proprietary technologies.

If we are unsuccessful in addressing any of these challenges, our business may be materially and adversely affected.

Our business depends in large part on the growth in demand for portable electronic devices.

Many of our battery products are used to power various portable electronic devices. Therefore, the demand for our batteries is substantially tied to the market demand for portable electronic devices. A growth in the demand for portable electronic devices will be essential to the expansion of our business. We intend to expand manufacturing capabilities at our manufacturing facilities in order to meet the increased demand for our products. A decrease in the demand for portable electronic devices would likely have a material adverse effect on our results of operations.

Our success depends on the success of manufacturers of the end applications that use our battery products.

Because our products are designed to be used in other products, our success depends on whether end application manufacturers will incorporate our batteries in their products. Although we strive to produce high quality battery products, there is no guarantee that end application manufacturers will accept our products. Our failure to gain acceptance of our products from these manufacturers could result in a material adverse effect on our results of operations.

Additionally, even if a manufacturer decides to use our batteries, the manufacturer may not be able to market and sell its products successfully. The manufacturer’s inability to market and sell its products successfully could materially and adversely affect our business and prospects because this manufacturer may not order new products from us. Therefore, our business, financial condition, results of operations and future success would be materially and adversely affected.

We are and will continue to be subject to rapidly declining average selling prices, which may harm our results of operations.

Portable consumer electronic devices, such as cellular phones, DVD players, and laptop computers are subject to rapid declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. Therefore, electronic device manufacturers expect suppliers, such as our company, to cut their costs and lower the price of their products to lessen the negative impact on the electronic device manufacturer’s own profit margins. As a result, we have previously reduced the price of some of our battery products and expect to continue to face market-driven downward pricing pressures in the future. Our results of operations will suffer if we are unable to offset any declines in the average selling prices of our products by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our production costs.

Our success is highly dependent on continually developing new and advanced products, technologies, and processes and failure to do so may cause us to lose our competitiveness in the battery industry and may cause our profits to decline.

To remain competitive in the battery industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that competitors’ new products, technologies, and processes will not render our existing products obsolete or non-competitive. Alternately, changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our competitiveness in the battery market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. We currently only manufacture and market Nickel Metal Hydride batteries and if our competitors develop alternative products with more enhanced features than our products, our financial condition and results of operations would be materially and adversely affected.

The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within anticipated timeframes, if at all. Our failure to technologically evolve and/or develop new or enhanced products may cause us to lose competitiveness in the battery market and may cause our profits to decline. In addition, in order to compete effectively in the battery industry, we must be able to launch new products to meet our customers’ demands in a timely manner. However, we cannot provide assurance that we will be able to install and certify any equipment needed to produce new products in a timely manner, or that the transitioning of our manufacturing facility and resources to full production under any new product programs will not impact production rates or other operational efficiency measures at our manufacturing facility. In addition, new product introductions and applications are risky, and may suffer from a lack of market acceptance, delays in related product development and failure of new products to operate properly. Any failure by us successfully to launch new products, or a failure by our customers to accept such products, could adversely affect our results.

We have historically depended on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 41%, 32.8%, and 36.3% of our net sales in the nine months ended September 30, 2007 and in the years ended December 31, 2006 and 2005, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

Significant order cancellations, reductions or delays by our customers could materially adversely affect our business.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, but instead work with our customers to develop nonbinding forecasts of future requirements. Based on these forecasts, we make commitments regarding the level of business that we will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or products competed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous order cancellations, reductions or delays by our customers could have a material adverse effect on our business, financial condition or results of operations.

Substantial defaults by our customers on accounts receivable or the loss of significant customers could have a material adverse effect on our business.

A substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.

We use a broad range of materials and supplies, including metals, chemicals and other electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in timely fashion, which would adversely affect our sales, margins and customer relations.

Our industry is subject to supply shortages and any delay or inability to obtain product components may have a material adverse effect on our business.

Our industry is subject to supply shortages, which could limit the amount of supply available of certain required battery components. Any delay or inability to obtain supplies may have a material adverse effect on our business. During prior periods, there have been shortages of components in the battery industry and the availability of raw materials has been limited by some of our suppliers. We cannot assure investors that any future shortages or allocations would not have such an effect on our business. A future shortage can be caused by and result from many situations and circumstances that are out of our control, and such shortage could limit the amount of supply available of certain required materials and increase prices affecting our profitability.

Our future operating results may be affected by fluctuations in costs of raw materials, such as nickel.

Our principal raw material is nickel, which is available from a limited number of suppliers in China. The price of nickel has been volatile during 2007. The price of nickel rose 67% from January 2007 to May 2007, but dropped 45% from May 2007 to September 2007. The prices of nickel and other raw materials used to make our batteries increase and decrease due to factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs or problems, competition, import duties, tariffs, energy costs, currency exchange rates and those other factors described under “Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.” In an environment of increasing prices for nickel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

Our operations would be materially adversely affected if third-party carriers were unable to transport our products on a timely basis.

All of our products are shipped through third party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers. If adequate third party sources to ship our products were unavailable at any time, our business would be materially adversely affected.

We may not be able to increase our manufacturing output in order to maintain our competitiveness in the battery industry.

We believe that our ability to provide cost-effective products represents a significant competitive advantage over our competitors. In order to continue providing such cost-effective products, we must maximize the efficiency of our production processes and increase our manufacturing output to a level that will enable us to reduce the per-unit production cost of our products. Our ability to increase our manufacturing output is subject to certain significant limitations, including:

•	our ability raise capital to acquire additional raw materials and expand our manufacturing facilities;

•	delays and cost overruns, due to increases in raw material prices and problems with equipment vendors;

•	delays or denial of required approvals and certifications by relevant government authorities;

•	diversion of significant management attention and other resources; and

•	failure to execute our expansion plan effectively.

If we are not able to increase our manufacturing output and reduce our per-unit production costs, we may be unable to maintain our competitive position in the battery industry. Moreover, even if we expand our manufacturing output, we may not be able to generate sufficient customer demand for our products to support our increased production output.

The market for our products and services is very competitive and, if we cannot effectively compete, our business will be harmed.

The market for our products and services is very competitive and subject to rapid technological change. Many of our competitors are larger and have significantly greater assets, name recognition and financial, personnel and other resources than we have. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. We cannot assure you that we will be able to maintain or increase our market share against the emergence of these or other sources of competition. Failure to maintain and enhance our competitive position could materially adversely affect our business and prospects.

Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.

Our business inherently exposes us to potential warranty and product liability claims, in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). Such claims may arise despite our quality controls, proper testing and instruction for use of our products, either due to a defect during manufacturing or due to the individual’s improper use of the product. In addition, if any of our designed products are or are alleged to be defective, then we may be required to participate in a recall of them.

Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. Although we have obtained products liability insurance, if a warranty or product liability claim is brought against us, regardless of merit or eventual outcome, or a recall of one of our products is required, such claim or recall may result in damage to our reputation, breach of contracts with our customers, decreased demand for our products, costly litigation, additional product recalls, loss of revenue, and the inability to commercialize some products.

Manufacturing or use of our battery products may cause accidents, which could result in significant production interruption, delay or claims for substantial damages.

Our batteries can pose certain safety risks, including the risk of fire. While we implement stringent safety procedures at all stages of battery production that minimize such risks, accidents may still occur. Any accident, regardless of where it occurs, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damages.

We cannot guarantee the protection of our intellectual property rights and if infringement of our intellectual property rights occurs, including counterfeiting of our products, our reputation and business may be adversely affected.

To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of September 2007, we have registered two trademarks as used on our battery products, one in English and in the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of September 2007, we held two Chinese patents and had three Chinese patent applications pending. Additionally, we have licensed patented technology from Ovicon Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

In addition, our rights to use the licensed proprietary technologies of our licensors depends on the timely and complete payment for such rights pursuant to license agreements between the parties; failure to adhere to the terms of these agreements could result in the loss of such rights and could materially and adversely affect our business.

If our products are alleged to or found to conflict with patents that have been or may be granted to competitors or others, our reputation and business may be adversely affected.

Rapid technological developments in the battery industry and the competitive nature of the battery products market make the patent position of battery manufacturers subject to numerous uncertainties related to complex legal and factual issues. Consequently, although we either own or hold licenses to certain patents in the PRC, and are currently processing several additional patent applications in the PRC, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, or circumvented, or that any rights granted there under will not provide us adequate protection. As a result, we may be required to participate in interference or infringement proceedings to determine the priority of certain inventions or may be required to commence litigation to protect our rights, which could result in substantial costs. Further, other parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we were to become involved in such litigation, it could consume a substantial portion of our time and resources. Also, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

We rely on trade secret protections through confidentiality agreements with our employees, customers and other parties; the breach of such agreements could adversely affect our business ands results of operations.

We also rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

The failure to manage growth effectively could have an adverse effect on our employee efficiency, product quality, working capital levels, and results of operations.

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of September 30, 2007, we had approximately 2,174 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of raw materials and supplies, development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Each of the named executive officers performs key functions in the operation of our business. The loss of a significant number of these employees could have a material adverse effect upon our business, financial condition, and results of operations.

We are dependent on a technically trained workforce and an inability to retain or effectively recruit such employees could have a material adverse effect on our business, financial condition and results of operations.

We must attract, recruit and retain a sizeable workforce of technically competent employees to develop and manufacture our products and provide service support. Our ability to implement effectively our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our operational needs.

Our planned expansion into new and existing international markets poses additional risks and could fail, which could cost us valuable resources and affect our results of operations.

We plan to expand sales of our products into new and existing international markets including developing and developed countries, such as Japan, Russia, India, and Brazil.  These markets are untested for our products and we face risks in expanding the business overseas, which include differences in regulatory product testing requirements, intellectual property protection (including patents and trademarks), taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions.

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

—	vulnerability of our business to a general economic downturn in China;

—	fluctuation and unpredictability of costs related to the raw material used to manufacture our products;

—	seasonality of our business;

—	changes in the laws of the PRC that affect our operations;

—	competition from our competitors; and

—	Our ability to obtain necessary government certifications and/or licenses to conduct our business.

RISKS RELATED TO US DOING BUSINESS IN CHINA

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiary, Shenzhen Highpower Technology Co., Ltd, (“Shenzhen Highpower”) is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

—	levying fines;

—	revoking our business license, other licenses or authorities;

—	requiring that we restructure our ownership or operations; and

—	requiring that we discontinue any portion or all of our business.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, Shenzhen Highpower, is a wholly foreign-owned enterprise, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. Our license permits us to design, manufacture, sell and market battery products throughout the PRC. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, it will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. We cannot assure investors that Shenzhen Highpower will be able to obtain the necessary government approval for any change or expansion of its business.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations that require us to obtain environmental permits for our battery manufacturing operations. Our environmental permit from the Shenzhen Environment Protection Bureau Longgang Bureau (the “Bureau”) covering our manufacturing operations expired in September 2007. Furthermore, while the permit was in effect, we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in the permit. Additionally, the permit did not cover four of the existing premises at our manufacturing facility. We are currently in the process of renewing this permit from the Bureau and will seek an increased output limit for the production of Ni-MH batteries, but do not intend to have the four additional premises added to the permit. If we do not receive the renewed permit or we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

We cannot assure you that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for this offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any PRC resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Most of our PRC resident stockholders, as defined in the SAFE notice, have not registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in HKHT. Because of uncertainty in how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, Shenzhen Highpower’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. Failure by our PRC resident beneficial holders could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Shenzhen Highpower’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Highpower’s PRC counsel, Zhong Lun Law Firm has advised us that because we completed our onshore-to-offshore restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our Common Stock does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of the common stock offered hereby. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to us.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Because most of our sales are made in U.S. Dollars and most of our expenses are paid in RMB, devaluation of the U.S. Dollar could negatively impact our results of operations.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 7.3% appreciation of the RMB against the U.S. Dollar from July 21, 2005 to May 2, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of the U.S. Dollar against the RMB, including future devaluations. Because most of our net sales are made in U.S. Dollars and most of our expenses are paid in RMB, any future devaluation of the U.S. Dollar against the RMB could negatively impact our results of operations.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

We have enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause its tax liabilities to increase and its profitability to decline.

Our operating subsidiary, Shenzhen Highpower, is subject to a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in the Shenzhen Special Economic Zone. From 2005 to 2007, Shenzhen Highpower has enjoyed a preferential income tax rate of 7.5% due to its status as a new business and high-tech enterprise. That status will expire on December 31, 2007. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to us at this time. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, could increase our tax liabilities and reduce our net income.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

—	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

—	the sickness or death of our key officers and employees, and

—	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which it is required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may experience difficulty hiring new employees in the PRC with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of its financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China. Moreover, all of our directors and officers are nationals and residents of China or Hong Kong. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no current trading market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We intend to apply for the listing of our common stock on the American Stock Exchange in the future. There is no guarantee that the American Stock Exchange, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the American Stock Exchange, we may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market or AMEX. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market or AMEX. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares of our common stock issued in an equity financing that that was conducted in connection with the Share Exchange that closed on November 2, 2007. The registration statement must be filed within 30 days of the closing of the Share Exchange. The investors in the Private Placement also entered into a lock-up agreement pursuant to which they agreed not to sell their shares until ninety (90) days after our common stock begins to be listed or quoted on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up on a monthly basis.

We also agreed to register all of the 2,843,398 shares of common stock held by our stockholders who were stockholders immediately prior to the Share Exchange. Because we issued shares to these stockholders that were issued shares while we were a “blank check” shell company with no operations, these shareholders are considered to be promoters or affiliates. It should be noted that these shares may not be sold by these promoters or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act, regardless of technical compliance with the rule. Any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Therefore, these promoters or affiliates, or their transferees, can only resell their shares through a registration statement filed under the Securities Act. Of the 2,843,398 shares held by our stockholders prior to the Share Exchange, we agreed to register 1,307,936 shares in the registration statement filed in connection with the Private Placement and the remaining 1,535,435 shares in a subsequent registration statement filed by us within ten days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

Additionally, subject to lock up agreements entered into with WestPark Capital, Inc. pursuant to which the former stockholders of HKHT and its designees agreed not to sell their shares for a period of 12 months from the date of this prospectus,, the former shareholders of HKHT and/or their designees may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the closing of the Share Exchange, 1% of our issued and outstanding shares of common stock was approximately 204,781 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Following the Share Exchange, the former principal shareholders of HKHT have significant influence over Us.

The former shareholders of HKHT beneficially own or control approximately 72.3% of our outstanding shares as of the close of the Share Exchange. If these shareholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such shareholders may also have the power to prevent or cause a change in control. In addition, without the consent of the former HKHT shareholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of the former HKHT shareholders may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

On October 20, 2007, we entered into the Exchange Agreement with all of the shareholders of HKHT, pursuant to which we agreed to acquire 100% of the issued and outstanding securities of HKHT in exchange for shares of our common stock. On November 2, 2007, the Share Exchange closed, HKHT became our 100%-owned subsidiary and our sole business operations became that of HKHT. We also have a new Board of Directors and management consisting of persons from HKHT and changed our corporate name from SRKP 11, Inc. to HKHT.

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which include:

—	access to the capital markets of the United States;

—	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

—	the ability to use registered securities to make acquisition of assets or businesses;

—	increased visibility in the financial community;

—	enhanced access to the capital markets;

—	improved transparency of operations; and

—	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized in respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) once, and if, it starts trading. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, you should not rely on an investment in our securities if you require the investment to produce dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On October 20, 2007, we entered into a share exchange agreement (the “Exchange Agreement”) with all of the shareholders of HKHT. Pursuant to the Exchange Agreement, we agreed to issue shares of our common stock in exchange for all of the issued and outstanding securities of HKHT (the “Share Exchange”). Upon the closing of the Share Exchange, we (i) became the 100% parent of HKHT, and HKHT’s wholly-owned subsidiary Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc.

Upon the closing of the Share Exchange on November 2, 2007, which occurred after the end of the period covered by this report, the internal control over financial reporting utilized by HKHT prior to the Share Exchange became the internal control over financial reporting of our company. Following the Share Exchange the sole business conducted by our company became the business conducted by HKHT, and we appointed new officers and directors.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HONG KONG HIGHPOWER TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hong Kong Highpower Technology, Inc.

Dated: November 19, 2007	/s/ Dang Yu Pan
By: Dang Yu Pan
Its: Chairman of the Board and Chief Executive Officer