Form 10-K
period 2007-12-31
Hong Kong Highpower Technology, Inc.
filed 2008-04-11
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 000-52103

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (86) 755-89686238

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:.

Large accelerated filer   ☐                         Accelerated filer ☐

Non-accelerated filer  ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

There were 20,478,090 shares outstanding of registrant’s common stock, par value $.0001 per share, as of April 11, 2008. The registrant’s common stock is not traded or listed on any exchange.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

HONG KONG HIGHPOWER TECHNOLOGY, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the share exchange. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our reliance on our major customers for a large portion of our net sales;

•	Our reliance on a limited number of suppliers for nickel, our principal raw material;

•	Our ability to develop and market new products;

•	Our ability to establish and maintain a strong brand;

•	Protection of our intellectual property rights;

•	The market acceptance of our products;

•	Exposure to product liability and defect claims;

•	Changes in the laws of the PRC that affect our operations;

•	Any recurrence of severe acute respiratory syndrome, or SARS;

•	Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this Form 10-K, including, without limitation, under the sections entitled “Risk Factors,” “Financial Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1.  BUSINESS

With respect to this discussion, the terms, “we,” “us,” or “our” refer to Hong Kong Highpower Technology, Inc., and our 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHT”) and its wholly-owned subsidiary Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”).

Corporate Information

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc. HKHT was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in founded in 2001.

In addition, on November 2, 2007, concurrently with the close of the share exchange transaction, we conducted a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of Common stock at $1.10 per share. As a result, we received gross proceeds in the amount of $3.12 million.

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

Industry

General

Rapid advancements in electronic technology have expanded the number of battery-powered devices in recent years. As these devices have come to feature more sophisticated functions, more compact sizes and lighter weights, the sources of power that operate these products have been required to deliver increasingly higher levels of energy. This has stimulated consumer demand for higher-energy batteries capable of delivering longer service between recharges or battery replacement. In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused many times. Rechargeable batteries generally can be used in many non- rechargeable battery applications, as well as high energy drain applications such as electric toys, power tools, portable computers and other electronics, medical devices, and many other consumer products.

High energy density and long achievable cycle life are important characteristics of rechargeable battery technologies. Energy density refers to the total electrical energy per unit volume stored in a battery. High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. Greater energy density will permit the use of batteries of a given weight or volume for a longer time period. Long cycle life is a preferred feature of a rechargeable battery because it allows the user to charge and recharge many times before noticing a difference in performance. Long achievable cycle life, particularly in combination with high energy density, is desirable for applications requiring frequent battery recharges.

The initial technology for rechargeable batteries was nickel cadmium (“Ni-Cad”). Ni-Cad batteries are offered in a variety of sizes and shapes but suffer from low energy density and low cycle life. In addition, disposal of Ni-Cad batteries poses environmental issues due to the high toxicity level of cadmium. To meet the demand for higher performing rechargeable batteries, nickel-metal hydride (“Ni-MH”) batteries were developed. Electrically, Ni-MH batteries are similar to the Ni-Cad counterparts but utilize a hydrogen-absorbing alloy instead of cadmium. High capacity Ni-MH batteries can replace Ni-Cad batteries in many devices because they operate on the same voltage and possess similar power and fast charge capabilities, while offering the advantage of greater energy density. In devices such as power tools, electric toys, personal portable electronic devices and electric vehicles, Ni-MH batteries optimize equipment performance. Ni-MH batteries have several advantages including:

• High capacity - Because of the use of hydrogen as a cathode material, Ni-MH batteries have up to a 40 percent longer service life than ordinary Ni-Cad batteries of equivalent size.

• Long cycle life - Up to 1,000 charge/discharge cycles.

• No memory effect - Ni-Cad batteries suffer from a memory effect - when charging, the user must ensure that they are totally flat first, otherwise they 'remember' how much charge they used to have and die much quicker. Ni-MH batteries have a negligible memory effect, making charging quicker and more convenient.

• Performs at extreme temperatures - Capable of operation on discharge from -20°C to 50°C (-4°F to 122°F) and charge from 0°C to 45°C (32°F to 113ºF).

• Environmentally friendly - Zero percent cadmium or other toxic chemicals such as mercury.

• Cost efficiency - Rechargeable Ni-MH batteries are substantially less expensive than rechargeable lithium-ion batteries.

China

China’s market share of battery production is expected to increase. China has a number of benefits in battery manufacturing, which are expected to drive this growth:

—	Low Costs. China continues to have a significant low cost of labor as well as easy access to raw materials and land.

—	Proximity to electronics supply chain. Electronics manufacturing in general continues to shift to China, giving China-based manufacturers a further cost and cycle time advantage.

—	Proximity to end-markets. China has focused in recent years on building its research, development and engineering skill base in all aspects of higher end manufacturing, including batteries.

Competitive Strengths

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

Experienced management team

Our senior management team has extensive business and industry experience. Our principal stockholder and Chairman, Mr. Dang Yu Pan, has over 10 years of experience in China’s battery industry. Additionally, other members of our senior management team have significant experience with respect to other key aspects of our operations, including product design, manufacturing, and sales and marketing.

Market position

Since our inception, we have primarily focused on the research, development and manufacture of Ni-MH battery cells. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our products, reduce costs, and keep pace with evolving industry standards. Our Ni-MH rechargeable batteries have been developed to respond to a number of specific market requirements such as recyclability, high power, high energy density, long life, low cost and other important characteristics for consumer and OEM applications. They are suitable for almost all applications where high currents and deep discharges are required.

Well-established distribution channels

We sell our products to original equipment manufacturers and a well-established network of distributors and resellers, allowing us to penetrate customer markets worldwide. Our relationship with many of our distributors extends from our inception in 2001. We also continue to screen and identify our strongest customers in each distribution channel and to focus our sales efforts towards the largest and fastest growing distributors and resellers.

Proven product manufacturing capabilities

We selectively use automation in our manufacturing process to ensure a high uniformity and precision in our products while maintaining our cost-competitiveness. We use automated machinery in key stages of the manufacturing process while using manual labor for other stages to take advantage of the availability of low-cost, skilled labor in China. We have received several accreditations, including The International Organization for Standardization (ISO) 9001: 2000, ISO 14001, Conformity Europende (CE) and Underwriters Laboratories Inc. (UL), attesting to our quality management requirements, manufacturing safety, controls, procedures and environmental performance.

Customer service expertise

We work closely with our major customers in order to ensure high levels of customer satisfaction. To provide superior service and foster customer trust and loyalty, we offer flexible delivery methods and product feedback opportunities to our customers. Our sales representatives and marketing personnel undergo extensive training, providing them with the skills necessary to answer product and service-related questions, proactively educate potential customers about our products, and promptly resolve customer inquiries.

Our Strategy

Our goal is to become a global leader in the development and manufacture of rechargeable battery products. We intend to achieve this goal by implementing the following strategies:

Continue to pursue cost-effective opportunities

Our operating model, coupled with our modern manufacturing processes, has resulted in economies of scale, a low cost structure, and an ability to respond rapidly to customer demands. We intend to achieve greater cost-effectiveness by expanding our production capacity, increasing our productivity and efficiency in the manufacturing process and seeking to reducing the per unit cost of production through the use of advanced technologies.

Aggressively pursue distribution channels

We intend to broaden the scope of our distribution arrangements to increase sales penetration in targeted markets. We intend to select additional distributors based on their access to markets and retail outlets that are candidates for our products. In addition, we intend to expand our international sales presence and diversify our revenue sources by taking efforts to increase the percentage of our net revenues attributable to sales to emerging new markets.

Expand existing and new product offerings

Since the commencement of our battery operations in 2001, we have expanded our product offerings to over ten product lines, which include in each product line batteries of varying sizes, capacities and voltages. We intend to expand our existing lines of Ni-MH batteries for use in other applications, such as hybrid-electric cars, and devote additional resources to the development of a line of lithium-polymer batteries for higher-end, high-performance applications, such as laptop batteries.

Enhance marketing efforts to increase brand awareness

We continue to devote our efforts towards brand development and utilize marketing concepts in an attempt to enhance the marketability of our products.

Products

Our Ni-MH rechargeable batteries are versatile solutions for many diverse applications due to their long life, environmentally friendly materials, high power and energy, low cost and safe applications. Developed to meet the requirement for increasingly higher levels of energy demanded by today’s electronic products, our Ni-MH rechargeable batteries can offer up to increased capacity and higher energy density over similarly sized standard Ni-Cad rechargeable batteries. As a result, users can expect a longer time between charges and longer running time. Our Ni-MH rechargeable batteries are available in both cylindrical and prismatic shapes.

We produce an extensive line of batteries, falling into two main categories:

•  Consumer Batteries - Relative to ordinary Ni-Cad rechargeable batteries, as well as their non-rechargeable counterparts, our Ni-MH batteries offer higher power capacity allowing for longer working time and shortened charging time during equivalent working periods. We produce A, AA and AAA sized batteries in blister packing as well as chargers and battery packs.

•  Industrial Batteries - These batteries are designed for electric bikes, power tools and electric toys. They are specifically designed for high-drain discharge applications, possessing low internal resistance, more power, and longer discharging time.

We also recycle batteries and resell the recycled materials to some of our customers. We are currently testing this market and anticipate expanding our battery recycling operations in the future.

Net sales for each of our product segments as a percentage of net sales is set forth below:

	Year Ended December 31,
	2007	2006	2005
Consumer Batteries	80%	77%	84%
Industrial Batteries	19%	21	14
Materials	1	2	2
	100%	100%	100%

We are currently devoting research and development and other resources towards the development of a line of lithium-polymer batteries for higher-end, high-performance applications.

Supply of Raw Materials

The cost of the raw materials used in our rechargeable batteries is a key factor in the pricing of our products. We purchase materials in volume which allows us the ability to negotiate better pricing with our suppliers. Our purchasing department locates eligible suppliers of raw materials striving to use only those suppliers who have previously demonstrated quality control and reliability.

Currently, we purchase our raw materials, consisting primarily of metal materials including nickelous oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan. We believe that the raw materials and components used in manufacturing our rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials, such as nickel, are available from a limited number of suppliers. Our top three suppliers of nickel account for 56% of our nickel supply. Presently, our relationships with our current suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

At times, the pricing and availability of raw materials can be volatile, attributable to numerous factors beyond the Company’s control, including general economic conditions, currency exchange rates, industry cycles, production levels or a supplier’s tight supply. To the extent that we experience cost increases we may seek to pass such cost increases on to our customers, but cannot provide any assurance that we will be able to do so successfully or that our business, results of operations and financial condition would not be adversely affected by increased volatility of the cost and availability of raw materials.

Quality Control

We consider quality control an important element of our business practices. We have stringent quality control systems that are implemented by more than 100 company-trained staff members to ensure quality control over each phase of the production process, from the purchase of raw materials through each step in the manufacturing process. Supported by advanced equipment, we utilize a scientific management system and precision inspection measurement, capable of supplying stable, high-quality rechargeable batteries. Our quality control department executes the following functions:

•	setting internal controls and regulations for semi-finished and finished products;

•	testing samples of raw materials from suppliers;

•	implementing sampling systems and sample files;

•	maintaining quality of equipment and instruments; and

•	articulating the responsibilities of quality control staff.

We monitor quality and reliability in accordance with the requirements of QSR, or Quality System Review, and ISO 9001 systems. We have received European Union’s CE attestation, UL authentication, ISO 9001:2000 and ISO 14001 certification. We have passed stringent quality reviews and thus obtained OEM qualifications from various domestic cellular phone brand names. With our strong technological capabilities and use of automated equipment for core aspects of the manufacturing process, we believe our product quality meets or even exceeds in certain key aspects international industry standards.

Manufacturing

The manufacture of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of manufacturing. We have a large-scale production base that includes a 484,000 square foot factory, a dedicated design, sales and marketing team, and approximately 2,370 company-trained employees. We use automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor. We intend to further improve our automated production lines and strive to continue investing in our manufacturing infrastructure to further increase our manufacturing capacity, helping us to control the per unit cost of our products.

The primary raw materials used in production of rechargeable batteries include electrode materials, electrolytes, foils, cases and caps and separators. The electrodes are manufactured using active materials, conductive agents and binder which are mixed with liquid. These mixtures are then uniformly coated onto the thin metal foil, then after drying, the electrodes are cut down to the designated sizes. The positive electrode and negative electrode are then wound together with a separator and inserted into a can, and electrolyte is filled. The sealing completes the battery cell assembly. Some of these cells are then integrated into packages which are customized into a wide variety of configurations to interface with different electronic devices.

Major Customers

During the year ended December 31, 2007, approximately 57% of our net sales were generated from our five largest customers. Energizer Battery Manufacturing, Inc. and Uniross Batteries (HK) Ltd. accounted for 27% and 17%, respectively, of our net sales for the year ended December 31, 2007. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers.

Sales and Marketing

We have a broad sales network of approximately 45 salespersons in China and have one branch office in Hong Kong. Our sales staff in each of our offices targets key customers by arranging in-person sales presentations and providing post-sales services. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We offer different price incentives to encourage large-volume and long-term customers.

Sales to our customers are based primarily on purchase orders we receive from time to time rather than firm, long-term purchase commitments from our customers. Uncertain economic conditions and our general lack of long-term purchase commitments with our customers make it difficult for us to predict revenue accurately over the longer term. Even in those cases where customers are contractually obligated to purchase products from us, we may elect not to enforce our contractual rights immediately because of the long-term nature of our customer relationships and for other business reasons, and instead may negotiate accommodations with customers regarding particular situations.

We target sales of our rechargeable batteries and charging systems through original equipment manufacturers (“OEMs”), as well as distributors and resellers focused on our target markets. We have contractual arrangements with distributors who market our products on a commission basis in particular areas. Although OEM agreements typically contain volume-based pricing based on expected volumes, typically prices are rarely adjusted retroactively if contract volumes are not achieved. We attempt to adjust future prices accordingly, but our ability to adjust prices is generally based on market conditions which we cannot control.

Net sales based on the location of our customers as a percentage of net sales is set forth below:

	Year Ended December 31,
	2007	2006	2005
China and Hong Kong	39.5%	65.4%	68.5%
Europe	34.6	16.4	11.2
North America	17.5	10.2	7.5
Asia	8.1	7.4	12.8
South America and Others	0.3	0.6	-
Total	100%	100%	100%

* Less than 1%.

While the largest portion of our sales are made to customers in China and Hong Kong, our products are distributed worldwide, with approximately 39% of our products distributed to Hong Kong and China, 17% to the United States, 34% to Europe and 10% to other markets.

We engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We also advertise in industry journals and magazines and through the Internet to market our products. We believe these activities help in promote our products and brand name among key industry participants.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH-based technology by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies such as a line of lithium-polymer batteries we are currently developing for higher-end, high performance applications. Our research and development center is currently staffed with over 100 research and development technicians who overlook our techniques department, product development department, material analysis lab, and performance testing lab. These departments work together to research new material and techniques, test battery performance, inspect products and to test performance of machines used in the manufacturing process.

For years ended December 31, 2007, 2006 and 2005 we expended $248,782, $443,756 and $250,100, respectively, in research and development.

Competition

We face competition from many other battery manufacturers, many of which have significantly greater name recognition and financial, technical, manufacturing, personnel and other resources than we have. We compete against other Ni-MH battery producers, as well as manufacturers of other rechargeable and non-rechargeable batteries. The main types of rechargeable batteries currently on the market include: lead-acid; nickel-cadmium; nickel metal hydride; liquid lithium-ion and lithium-ion polymer. Competition is typically based on design, quality, reliability, and performance. The technology behind Ni-MH rechargeable batteries has consistently improved over time and we continue to enhance our products to meet the competitive threats from its competitors. Our primary competitors in the nickel metal hydride battery market or other similar competing rechargeable battery products include SANYO Electric Co., Ltd. Global, Matsushita Industrial Co., Ltd. (Panasonic), BYD Company Ltd., GPI International, Ltd., and GS Yuasa Corporation.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We currently hold two patents in China and have three patent applications pending in China. We also have two registered trademarks in China, which include “HFR” and its Chinese equivalent.

We recently renewed a license agreement with Ovonic Battery Company, Inc. (“Ovonic”) under which Ovonic granted Shenzhen Highpower (1) a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic to manufacture Ni-MH batteries for portable consumer applications (“Consumer Batteries”) in the PRC and (2) a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. The renewal agreement will remain in effect until the licensed patents under the agreement expire. Pursuant to the renewed agreement, Shenzhen Highpower will pay a license fee of up to $1.0 million based on gross sales of Consumer Batteries.

We also rely on unpatented technologies to protect the proprietary nature of our product and manufacturing processes. We require that our management team and key employees enter into confidentiality agreements that require the employees to assign the rights to any inventions developed by them during the course of their employment with us. The confidentiality agreements include noncompetition and nonsolicitation provisions that remain effective during the course of employment and for periods following termination of employment, which vary depending on position and location of the employee.

PRC Government Regulations

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

We constructed our manufacturing facilities with the PRC’s environmental laws and requirements in mind. We currently outsource the disposal of solid waste to a third party-contractor. We are currently in the process of renewing our environmental permit, which expired in September 2007, from the Shenzhen Environment Protection Bureau Longgang Bureau covering our manufacturing operations and providing for an annual output limit of Ni-MH rechargeable batteries. As we anticipate moving to new facilities in 2009, we do not intend to have four of our current premises included in the permit. If we are unable to renew the permit or we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations. We have not been named as a defendant in any legal proceedings alleging violation of environmental laws. Other than the expiration of our environmental approval, we have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.

Patent Protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

—	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

—	Paris Convention for the Protection of Industrial Property (March 19, 1985);

—	Patent Cooperation Treaty (January 1, 1994); and

—	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents, i.e., patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license up to now. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $62,500.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Employees

At December 31, 2007, we had approximately 2,370 employees. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

ITEM 1A:  RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. None of our securities are currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our securities are traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-K.

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

We have a limited operating history. We were established in GuangZhou, China in 2001 and commenced operations in Shenzhen in 2002. Our limited operating history may not provide a meaningful basis for an investor to evaluate our business, financial performance and prospects. We may not be able to:

—	maintain our leading position in the Ni-MH battery market;

—	retain existing customers or acquire new customers;

—	diversify our revenue sources by successfully developing and selling our products in the global battery market and other markets;

—	keep up with evolving industry standards and market developments;

—	respond to competitive market conditions;

—	maintain adequate control of our expenses;

•	manage our relationships with our suppliers;

•	attract, train, retain and motivate qualified personnel; or

•	protect our proprietary technologies.

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 57%, 37.4%, and 35.2% of our net sales in the years ended December 31, 2007, 2006 and 2005, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 2007, we have registered two trademarks as used on our battery products, one in English and in the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 2007, we held four Chinese patents and had three Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.
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

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2007, we had approximately 2,370 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for any offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

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

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from an offering of securities into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt any offering before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

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

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may difficulty hiring new employees in the PRC with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of its financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

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

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We have applied for the listing of our common stock on the American Stock Exchange (“AMEX”). There is no guarantee that the American Stock Exchange, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the American Stock Exchange, we may seek quotation on the OTC Bulletin Board. The Financial Industry Regulatory Authority has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market or AMEX. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market or AMEX. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

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

The former shareholders of HKHT and/or their designees may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a non-affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, although this annual report includes management's assessment of our internal control over financial reporting as of the end of the previous fiscal year, the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our registered office in Hong Kong is located at Flat 4, 13/F, Block 4, Taiping Industrial Centre, 51A Ting Kok Road, Tai Po, N.T. Hong Kong.

All of our manufacturing operations are currently located in mainland China at Luoshan Industrial Zone, Pinghu, Longgang, Shenzhen, Guangdong, China, 518111. Our facilities cover approximately 484,000 square meters of total space, consisting of manufacturing plants, dormitories and research and development facilities. We lease our manufacturing facilities from various landlords under a total of six leases with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date. The table below lists the locations, approximate square footage, principal use and lease expiration dates of the facilities used in our manufacturing operations as of December 31, 2007.

Location	Area (square feet)	Principal Use	Lease expiration date
Workshop A1 & dormitory, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	58,986	Industry & Residence	September 30, 2009

Workshop A2 & dormitory, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	81,117	Industry & Residence	September 30, 2009

4th Floor, Building A, (4th Floor, Building 1 & 2nd Floor, Building B2 ) Workshop, B2 Area, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	94,722	Industry & Residence	June 14, 2010

Storage, Building 2, (6th Floor, Building 1)Area B2, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	50,698	Industry & Residence	December 31, 2010

1st-4th Floor, Building 12, (1st-7th Floor, Building 9), Da Wang Industrial Park, Xin Xia Road, Ping Hu Street, Long Gang District, Shenzhen	55,897	Industry & Residence	September 30, 2008

Workshop & dormitory , chong Tou Hu village, Renming Road,Guang Lan Street, Bao An District, Shenzhen	146,336	Industry & Residence	September 15,2010

In China, only the PRC government and peasant collectives may own land. In February 2007, we acquired approximately 1.36 million square feet of land equity in Industry Development Zone, New Lake, MaAn Town, HuiCheng District, HuiZhou, GuangDong, China for a total of RMB26 million under land use right grant from the HuiZhou State-Owned Land Resource Bureau that gives us the right to use the land for 50 years and an agreement with the government of MaAn Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration. We are currently in the process of designing a new manufacturing facility for construction on this site and anticipate that the new facility will be completed in the forth quarter of 2009, at which time we will move our entire manufacturing operations to the new location. Pursuant to the terms of the land use right, we must begin development of the land within one year from June 2007, when we received the certificate of land equity. If we do not begin development of the land within one year after receiving the certificate, we will have to pay postponement fees to the HuiZhou State-Owned Land Resource Bureau. We plan to begin developing the land prior to June 2008.

Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

ITEM 3. LEGAL PROCEEDINGS

On August 20, 2007, a lawsuit was filed against Shenzhen China and various other defendants by Energizer, S.A. in the United States District Court for the Southern District of New York. The lawsuit arises out of a fire that occurred on a cargo vessel carrying batteries sold to Energizer by Shenzhen China that resulted in damages to various third parties. Energizer alleges that it is entitled to indemnification from Shenzhen Highpower for any damages or losses that it becomes liable to pay to third parties as a result of the fire. Energizer seeks indemnity and/or contribution from Shenzhen Highpower for such sums, together with expenses, including attorneys’ fees and costs. Our insurance company has provided us with counsel in this case. We believe that we have meritorious defenses against the claims asserted by Energizer, and intend to vigorously defend the lawsuit. Energizer continues to be one of our largest customers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders to be voted on during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been a public trading market for our common stock and our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. We have applied for the listing of our common stock on the American Stock Exchange. We have reserved the trading symbol “HPJ.”

If and when our common stock is listed or quoted for trading, the price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	Federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of our company; and

•	General economic and other national conditions.

Stockholders

As of March 31, 2007, we had 92 registered stockholders.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

We paid cash dividends of $665,182 during the year ended December 31, 2007. We did not pay cash dividends in the year ended December 31, 2006.

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Equity Compensation Plan Information

As of December 31, 2007, we did not have an equity compensation plan.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from the Company’s audited consolidated financial statements, except for data as of and for the year ended December 31, 2003. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
Consolidated Statements of Operations	2007	2006	2005	2004	2003
					(unaudited)
	(in thousands)
Net Sales	$73,262	$44,376	$25,010	$10,956	$3,599

Cost of Sales	(63,791)	(36,959)	(20,757)	(9,306)	(3,290)

Gross profit	$9,470	$7,417	$4,253	$1,651	$309

Depreciation	(121)	(80)	(46)	(25)	(10)

Selling and distributing costs	(2,096)	(1,634)	(857)	(641)	(61)

Administrative and other operating expenses	(4,178)	(2,160)	(854)	(549)	(181)

Income from operations	$3,076	$3,543	$2,495	$435	$57

Fees and costs related to reorganization	719	(75)	-	-	-

Other Income	149	59	58	33	0

Interest expenses	(696)	(254)	(55)	(10)	0

Income before taxes	$1,809	$3,273	$2,499	$458	$57

Income taxes	(145)	(240)	(188)	17	0

Net income	$1,664	$3,032	$2,311	$475	$57

Basic and diluted net income per common share	$0.11	$0.20	$0.16	$0.03	$0.00

Basic weighted average common shares outstanding	15,731,988	14,798,328	14,798,328	14,798,328	14,798,328

Dividends declared per common share	$0.045	-	-	-	-

	As of December 31,
Consolidated Balance Sheets	2007	2006	2005	2004	2003
					(unaudited)
	(in thousands)
Current Assets	$40,167	$28,573	$12,851	$6,322	$1,910
Total Assets	48,920	31,736	14,585	7,378	2,317
Current Liabilities	37,366	24,571	10,728	5,907	2,056
Total Liabilities	37,366	24,571	10,728	5,907	2,140
Total Stockholders’ Equity	11,554	7,165	3,857	1,472	177

Recapitalization

The acquisition of HKHT by us pursuant to the Share Exchange Transaction was accounted for as a recapitalization by us. The recapitalization was, at the time of the Share Exchange, the merger of a private operating company (HKHT) into a non-operating public shell corporation (us) with nominal net assets and as such is treated as a capital recapitalization, rather than a business combination. As a result, the assets of the operating company are recorded at historical cost. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre acquisition financial statements of HKHT are treated as the historical financial statements of the consolidated companies. The financial statements presented will reflect the change in capitalization for all periods presented, therefore the capital structure of the consolidated enterprise, being the capital structure of the legal parent, is different from that appearing in the financial statements of HKHT in earlier periods due to this recapitalization.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction described below, pursuant to which we (i) became the 100% parent of Hong Kong Highpower Technology Company Limited , a Hong Kong Company (“HKHT”), and its wholly-owned subsidiary, Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”), a company formed under the laws of the People’s Republic of China (“PRC” or “China”), (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc. HKHT was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong.

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

Recent Events

Share Exchange

On October 20, 2007, we entered into a share exchange agreement (“Exchange Agreement”) with all of the shareholders of HKHT, pursuant to which we agreed to issue an aggregate of 14,798,328 shares of our common stock in exchange for all of the issued and outstanding securities of HKHT (the “Share Exchange”). Upon the closing of the Share Exchange on November 2, 2007, we issued an aggregate of 14,798,328 shares of our common stock to the shareholders of HKHT and/or their designees in exchange for all of the issued and outstanding securities of HKHT. In addition, immediately prior to the closing of the Share Exchange and the Private Placement, as described below, we and certain of our shareholders agreed to cancel an aggregate of 2,556,602 shares of common stock such that there were 2,843,398 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement. We issued no fractional shares in connection with the Share Exchange.

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

Immediately after the closing of the Share Exchange and Private Placement, we had 20,478,090 outstanding shares of common stock. Upon the closing of the Share Exchange, the shareholders of HKHT and their designees owned approximately 72.3% of our issued and outstanding common stock, the pre-existing stockholders of the Company owned 13.9% and investors in the Private Placement that closed concurrently with the Share Exchange, as described below, owned 13.8% of our outstanding common stock.

Pursuant to the terms of the Share Exchange, we agreed to register a total of 2,843,398 shares of common stock held by our stockholders immediately prior to the Share Exchange. Of these 2,843,398 shares, 1,307,963 shares would be covered by a resale registration statement filed in connection with the Private Placement (described below) and 1,535,435 shares, which are held by affiliates of WestPark Capital, Inc. (“WestPark”), are to be included in a subsequent registration statement filed by us within ten days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. WestPark acted as the placement agent in the Private Placement.

With respect to the registration statement that we will file to cover the 1,535,435 shares of common stock held by the WestPark affiliates, we agreed to use our reasonable best efforts to cause the registration statement to become effective within 150 days after the required filing date or the actual filing date, whichever is earlier, or 180 days after the required filing date or the actual filing date, whichever is earlier, if the registration statement is subject to a full review by the SEC. In addition, we agreed to use our reasonable best efforts to maintain the registration statement effective for a period of 24 months at our expense. We also agreed to a penalty provision pursuant to which we will issue additional shares of our common stock to the WestPark affiliates if we fail to timely file and maintain the registration statement.

Immediately after the closing of the Share Exchange, we changed our corporate name from “SRKP 11, Inc.” to “Hong Kong Highpower Technology, Inc.” The shares of our common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. We have applied for the listing of our common stock on the American Stock Exchange.

Private Placement

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

We agreed to file a registration statement covering the common stock sold in the Private Placement within thirty days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. We filed the registration statement within that timeframe. We are required to use our reasonable best efforts to cause the registration statement to become effective within one hundred and 150 days after the closing or 180 days after the closing if the registration statement is subject to a full review by the SEC. We are also required to use our reasonable best efforts to maintain the registration statement effective for a period of 24 months at our expense.

WestPark acted as placement agent in connection with the Private Placement. For its services in connection with the Share Exchange and as placement agent, WestPark received an aggregate commission equal to 10% of the gross proceeds from the Private Placement, in addition to $30,000 in connection with the execution of the Exchange Agreement and a $40,000 success fee for the Share Exchange, for an aggregate amount fee of $382,000. No other consideration was paid to WestPark or to SRKP 11 in connection with the Share Exchange or Private Placement. Some of the controlling shareholders and control persons of WestPark were also, prior to the completion of the Share Exchange, controlling shareholders and control persons of our company, including Richard Rappaport, who is the Chief Executive Officer of WestPark and was the President and a significant shareholder of our company prior to the Share Exchange, and Anthony C. Pintsopoulos, who is the Chief Financial Officer of WestPark and was a controlling stockholder and an officer and director of our company prior to the Share Exchange. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with our company upon the closing of the Share Exchange.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

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

Revenue Recognition. We recognize revenue when the goods are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales of goods represent the invoiced value of goods, net of sales returns, trade discount and allowances.

We do not have arrangements for returns from customers and do not have any future obligations directly or indirectly related to product resales by the customer. We have no incentive programs.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes. Our production process results in a minor amount of waste materials. We do not record a value for the waste in our cost accounting. We record proceeds on an as realized basis, when the waste is sold. We offset the proceeds from the sales of waste materials as a reduction of production costs.

Income taxes. We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have also adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”.

Foreign currency translation. Our functional currency is the Renminbi (“RMB”). We maintain our financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, our financial statements, which are prepared using the functional currency, are then translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment in other comprehensive income, a component of stockholders’ equity.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2007, 2006 and 2005 (U.S. dollars):

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales	$73,262	$44,376	$25,010

Cost of sales	(63,791)	(36,959)	(20,757)

Gross profit	$9,470	$7,417	$4,253

Depreciation	(120)	(80)	(46)

Selling and distributing costs	(2,096)	(1,634)	(857)

Administrative and other operating expenses	(4,178)	(2,160)	(854)

Income from operations	$3,076	$3,543	$2,496

Other income	149	59	58

Fees and costs related to reorganization	(719)	(75)	-

Interest expense	(696)	(254)	(55)

Income before taxes	$1,809	$3,273	$2,499

Income taxes	(145)	(240)	(188)

Net income	$1,664	$3,032	$2,311

Net income per common share - basic and diluted	$0.11	$0.20	$0.16

Weighted average common shares outstanding - basic and diluted	15,731,988	14,798,328	14,798,328

EBITDA

In evaluating our business, we consider and use EBITDA, a financial measure not in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as a supplemental measure of our operating performance. We define EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes, and depreciation and amortization. We use EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of EBITDA facilitates the use by investors of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense), and capital structure (affecting relative interest expense). We also present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as an alternate measure of financial performance. We reconcile EBITDA to net income (loss), the most comparable financial measure under U.S. GAAP.

We believe that EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our U.S. GAAP results, while isolating the effects of interest, taxes, depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance. We provide information relating to our EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our EBITDA are a valuable indicator of our operating performance and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

The term EBITDA is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our EBITDA has limitations as an analytical tool, and when assessing our operating performance, EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:

•
EBITDA (1) does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) does not reflect changes in, or cash requirements for, our working capital needs; (3) does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; (4) does not reflect income taxes or the cash requirements for any tax payments; and (5) does not reflect all of the costs associated with operating our business;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	other companies may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only supplementally. EBITDA is calculated as follows for the periods presented:

	Years Ended December 31
	2007	2006	2005
	$	$	$
Net income	1,663,690	3,032,327	2,311,031
Interest expense	696,132	253,617	54,971
Income taxes	145,458	240,487	187,634
Depreciation	560,073	343,841	182,307
Amortization	-	-	-
EBITDA	3,065,353	3,870,272	2,735,943

The decrease in EBITDA for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was due to the increased costs of nickel in 2007, which we could not pass along to our customers in terms of higher battery prices due to fixed-priced contracts.

Years Ended December 31, 2007 and 2006

Net sales for year ended December 31, 2007 were $73.3 million compared to $44.4 million for the year ended December 31, 2006, an increase of 65.1%. The increase in net sales for the year ended December 31, 2007 over the year ended December 31, 2006 was due to a 31% increase in the average selling price of our battery units and a 26% increase in the number of battery units sold, including $160,170 for the sale of scrap batteries during the year ended December 31, 2007. The 31% increase in the average selling price of our battery units was due to our agreement with our major customers in March 2007 to adjust the selling prices of our batteries in accordance with the market price of nickel. Prior to March 2007, we fulfilled customer orders under fixed-price, long-term sales contracts under which the selling price of the batteries was determined according to nickel costs prior to the sharp increase in the cost of nickel which began at the end of fiscal 2006 and we were, therefore, unable to pass along the increased nickel costs on to our customers. However, after March 2007, we were able to adjust the sales price of our batteries based on the cost of nickel. The increase in the number of battery units sold in 2007 was primarily attributable to increased orders from our major customers, Energizer Battery Manufacturing, Inc. and Uniross Batteries (HK) Ltd.

Cost of sales consists of the cost of nickel and other materials. Costs of sales were $63.8 million for the year ended December 31, 2007 as compared to $37.0 million for the comparable period in 2006. As a percentage of net sales, cost of sales increased to 87.1% for the year ended December 31, 2007 compared to 83.3% for the comparable period in 2006. This was attributable to a 38% increase in the average per unit cost of goods sold during the year ended December 31, 2007 as compared to the comparable period in 2006, which resulted from a 61% increase in the average cost of nickel during the year ended December 31, 2007 compared to the comparable period in 2006.

Gross profit for the year ended December 31, 2007 was $9.5 million, or 12.9% of net sales, compared to $7.4 million, or 16.7% of net sales, respectively, for the comparable period in 2006. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the year ended December 31, 2007 is primarily due to increases in the price of nickel which we did not pass along to our customers for a portion of 2007 due to our sales price commitments.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We also intend to start a line of Lithium Polymer batteries to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel.

Selling and distribution costs were $2.1 million for the year ended December 31, 2007, respectively, compared to $1.6 million for the comparable period in 2006. The increase was due to the expansion of our market share, which increased 2% in terms of the worldwide market in volume and 1.5% in terms of worldwide market value in 2007 over 2006. Our market share increased due to our increased promotion of our products and our expansion of our team of sales representatives.

Administrative and other operating expenses were $4.2 million, or 5.7% of net sales, for the year ended December 31, 2007, compared to $2.2 million, or 4.9% of net sales, for the comparable period in 2006. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The increase as a percentage of net sales was primarily due to the devaluation of the U.S. Dollar relative to the RMB over the period, which caused a 329% increase in exchange losses during the year ended December 31, 2007 as compared to 2006, and an increase in labor costs. Devaluation costs increased $658,000 for 2007 compared to 2006. Labor costs increased $380,000 for year ended December 31, 2007 over the comparable period in 2006 due to the expansion of our technician and marketing team to expand our market share. We do not believe that administrative and other operation expenses as a percentage of net sales is trending upward because the increase as a percentage of net sales was primarily due to the sharp devaluation of the U.S. Dollar relative to the RMB over the periods which caused a 329% increase in exchange loss during fiscal 2007 as compared to fiscal 2006. In 2008, to cope with devaluation of the U.S. Dollar relative to the RMB, we are engaging in currency hedging and adjusting the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB.

Interest expense was $696,000 for the year ended December 31, 2007, as compared to $254,000 for the respective comparable period in 2006. The increase was primarily due to higher borrowing levels. We increased our borrowings by $9.46 million in the year ended December 31, 2007 as compared to the year ended December 31, 2006. Increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

During the year ended December 31, 2007, we recorded a provision for income taxes of $145,000, as compared to $240,000 for the respective comparable period in 2006. The decrease in taxes for the year ended December 31, 2007 from the year ended December 30, 2006 was a result of a decrease in our net income profit margin.

Net income for the year ended December 31, 2007 was $1.7 million, compared to a net income of $3.0 million for the comparable period in 2006.

Years Ended December 31, 2006 and 2005

Net sales for Fiscal 2006 were $44.4 million as compared to $25.0 million for Fiscal 2005, an increase of 78%. This increase was largely due to a 75.6% increase in the number of battery units sold, including an increase in the sales of scrap batteries of $356,478. We believe that this increase in net sales is a sustainable trend because worldwide demand for NiMH batteries is growing at a rate of 15% per year, excluding the market for hybrid electrical vehicle (“HEV”) batteries, according to a report by Avicenne Forecasts dated June 2007. With Japanese battery factories increasingly shifting their production to HEV batteries, we will be able to increase our market share for the sale of NiMH batteries.

Cost of sales for Fiscal 2006 was $37.0 million or 83.6% of net sales, as compared to $20.8 million for Fiscal 2005 or 83.0% of net sales. The increase in total dollars and as a percentage of net sales was attributable to higher costs associated with our products, principally due to the rising cost of nickel which began in late 2006.

Gross profit for Fiscal 2006 was $7.4 million, or 16.7% of net sales, compared to $4.3 million, or 17.0% of net sales for Fiscal 2005. The decrease in our gross profit margin for Fiscal 2006 is primarily due to an increase in the price of nickel that we were unable to pass along to customers in the form of higher prices charged for our battery products. During 2006 when the cost of nickel began to rise, we were unable to raise our battery prices to account for the increase in the cost of nickel because we sold our batteries under fixed-price agreement under which the prices were determined prior to the increase in the cost of nickel.

Administrative and other operating expenses were $2.2 million, or 4.9% of net sales, for Fiscal 2006, as compared to $854,000 or 3.4% of net sales, for Fiscal 2005. The increase as a percentage of net sales was due to increased labor costs and research and development expenses and the increase expense level due to devaluation of the U.S. Dollar relative to the RMB over the period. Labor costs increased $240,000 for the year ended December 31, 2006 over the year ended December 31, 2005 due to the expansion of our workforce to expand production. Research and development expenses increased $320,000 for the year ended December 31, 2006 over the year ended December 31, 2005 due to our increased commitment to advance our research and development activities.

Interest expense was $254,000 for Fiscal 2006 compared to $55,000 for Fiscal 2005. This increase is primarily attributable to higher borrowing levels to maintain adequate inventory. We increased our borrowings by $4.99 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $59,000, for the year ended December 31, 2006, as compared to $58,000 for the year ended December 31, 2005, an increase of 0.01%. The increase was primarily due to an $8,000 increase in bank interest income and a $10,000 increase in sundry income, offset by a $17,000 decrease in net exchange gains.

During Fiscal 2006, we recorded a provision for income taxes of $240,000 compared to $188,000 for Fiscal 2005. The increase was the result of an increase in our net income.

Net income for Fiscal 2006 was $3.0 million, compared to net income of $2.3 million for Fiscal 2005.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of December 31, 2007, we had in place general banking facilities with five financial institutions aggregating $24.17 million. The maturity of these facilities is generally up to one year. The facilities are subject to annual review and approval. These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of December 31, 2007, we had utilized approximately $15.41 million under such general credit facilities and had available unused credit facilities of $8.76 million.

On November 2, 2007, upon the closing of a private placement, we received gross proceeds of $3.12 million in a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of Common Stock at $1.10 per share. We agreed to file a registration statement covering the common stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. For its services in connection with the Share Exchange and as placement agent, the placement agent received an aggregate commission equal to 10% of the gross proceeds from the Private Placement, in addition to $30,000 in connection with the execution of the Exchange Agreement and a $40,000 success fee for the Share Exchange, for an aggregate amount fee of $382,000.

For the year ended December 31, 2007, net cash used in operating activities was approximately $1.5 million, as compared to $2.1 million for the comparable period in 2006. The decrease in net cash used by operating activities is primarily attributable to a decrease in inventory. For Fiscal 2006, net cash used in operating activities was $2.1 million as compared to net cash provided by operating activities of $852,000 for Fiscal 2005. The increase in net cash used in operating activities is primarily attributable to an increase in inventory.

Net cash used in investing activities was $4.9 million for the year ended December 31, 2007 compared to $1.7 million for the comparable period in 2006. The increase of cash used in investing activities was primarily attributable to the acquisition of land equity in HuiZhou, and deposits paid for the acquisition of equipment. Net cash used in investing activities was $1.7 million in Fiscal 2006 as compared to $839,000 for Fiscal 2005. The increase in net cash used in investing activities is primarily attributable to the acquisition of plant and equipment. Net cash provided by financing activities was $5.9 million for the nine months ended September 30, 2007 as compared to $3.3 million for the comparable period in 2006. The increase in net cash provided by financing activities was attributable to an increase in bank borrowings of $2.6 million in 2007. Net cash provided by financing activities was approximately $3.8 million for Fiscal 2006 as compared to $149,000 for Fiscal 2005. The increase in net cash provided by financing activities is primarily attributable to an increase in bank borrowings of $5 million for Fiscal 2006.

For Fiscal 2007, 2006 and 2005, our inventory turnover was 4.25, 3.47 and 5.13 times, respectively. The average days outstanding of our accounts receivable at December 31, 2007 were 60 days, as compared to 53 days at December 31, 2006. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $3 million.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect these contributions will contribute to administrative and other operating expenses in an amount of approximately $30,000 per month based on the size of our current workforce. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

The use of working capital is primarily for the maintenance of our accounts receivable and inventory. We provide our major customers with payment terms ranging from 30 to 75 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We use two methods to support our working capital needs: (1) paying our suppliers under payment terms ranging from 30 to 60 days; and (2) using short-term bank loans. We use our accounts receivable as collateral for our loans. Upon receiving payment for our accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient working capital.

Guarantees of Bank Loans

Dang Yu Pan, our Chairman and Chief Executive Officer, Wen Liang Li, our Vice President, Chief Technology Officer and director, and Wen Wei Ma, our Vice President of Manufacturing, each have provided personal guarantees under our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2007 and the identity of the officer(s) who guaranteed each loan.

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by Officers
DBS Bank (China) Limited	$11.18 million	$5.03 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma
Shenzhen Development Bank Co., Ltd	$6.82 million	$5.17 million	Dang Yu Pan
Shanghai Pudong Development Bank Co. Ltd.	$3.9 million	$2.96 million	Dang Yu Pan
Citibank China Co., ltd.	$2.0 million	$0.68 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma

Pursuant to the Letter of Undertaking related to the loan from DBS Bank (China) Limited, Mr. Pan, Mr. Li and Mr. Ma agreed to enter into a guarantee contract with the bank to guarantee all the outstanding debts of our subsidiary, Shenzhen Highpower, whether such debts are payments, obligations or liabilities already existing or contingent.

Pursuant to the guarantee agreement related to the loan with Shenzhen Development Bank Co., Ltd., Mr. Pan guaranteed all of the principal, interest, compound interest and penalty interest of all debts incurred by our subsidiary, Shenzhen Highpower, as well as expenses incurred by realization of creditor’s rights, which include notification costs, fees of service, survey fees, lawyer’s fees, legal costs, travel expenses, evaluation costs, auctioneer’s fees, attachment fees and enforcement charges. The guarantee is irrevocable and remains in effect until two years after the expiration of the credit extended pursuant to the loan agreement.

Pursuant to the guarantee agreement related to the loan with Shanghai Pudong Development Bank Co., Ltd., Mr. Pan guaranteed the principal, interests, damages, compensations, service charges and other fees arising out from the loan. Pursuant to the guarantee, Mr. Pan may not take certain actions without first obtaining the bank’s written consent, including: (a) selling, gifting, leasing, lending, transferring, mortgaging, pledging or otherwise disposing of, partially or fully, his substantial assets; (b) providing a guarantee for a third party, which materially and adversely influences his financial conditions or his capacity to perform its obligations under the guarantee; (c) declaring bankruptcy; or (d) executing any contract/agreement that substantially adversely influences his capacity to perform his obligations under the guarantee. Mr. Pan must also notify the bank upon the occurrence of certain events including (a) any event causing any of his representations or warranties to become untrue; (b) his involvement in an action or arbitration; (c) a change in his address or employment; or (d) a claim by other creditors for his bankruptcy. In the event of an enumerated event of default, the bank may declare accelerate repayment of the loan and require Mr. Pan to repay the loan in accordance with the guarantee or require our subsidiary, Shenzhen Highpower to supplement the security deposit. In addition, Mr. Pan will be liable for any damages to the bank in the event of the occurrence of an event of default.

Pursuant to the Letters of Guarantee related to the loan with Citibank China Co., Ltd., each of the guarantors guaranteed to pay any or all of the outstanding debts, including principal, interest, charges, defaults interest, penalties, costs, expenditures, compensation, payments, and other expenses, due and payable by our subsidiary, Shenzhen Highpower. Each of the guarantors agreed not to claim, enforce or exercise any right of subrogation he may obtain under the guarantee. Additionally, each guarantor waived any right to act as a debtee or claim any rights to the assets of Shenzhen Highpower, or compete with the bank in the case of a bankruptcy or liquidation of Shenzhen Highpower. Each guarantor also agreed that should he fail to make a payment obligation under the guarantee when due and payable, the bank may set off such debts with any deposit or other assets held or controlled by the bank or with any amount owed by the bank to the guarantor. Pursuant to the guarantee, each of the guarantors agreed, unless otherwise agreed by the bank, so long as any debt remains unpaid to: (a) comply with all applicable laws and orders of any government authorities having jurisdiction; (b) pay all taxes and charges so as to not cause a lien, mortgage or any burden or rights on any of guarantor’s assets; (c) and sign any document reasonably requested by the bank. Also, the guarantors may not, without the bank’s prior written consent, undertake or guarantee any other obligation of any individual or entity or sell, lease or dispose of a material part of their assets. Each guarantor is jointly and severally liable for all debts with each other guarantor.

We did not and do not intend to pay any compensation to any of the guarantors for the guarantees.

Contractual obligations

This table summarizes our known contractual obligations and commercial commitments at December 31, 2007.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$15,410,542	$15,410,542	-	-	-
Purchase Obligations (1)	$19,561,118	$19,561,118	-	-	-
License Agreement	$1,327,026	$1,327,026	-	-	-
Capital commitment	$146,647	$146,647
Total	$36,445,333	$36,445,333	-	-	-

(1)	Primarily represents obligations to purchase specified quantities of raw materials.

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last two fiscal years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the effect, if any, of SFAS 157 on our financial statements. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We have not chosen to early adopt this statement. Management does not believe the adoption of SFAS 159 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Acquisition-related costs, which are costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not believe that the adoption of the SFAS 160 will have a material impact on the company’s consolidated financial statements.

Change in Accountants

On November 2, 2007, we dismissed AJ. Robbins, PC (“AJ. Robbins”) as our independent registered public accounting firm following the change in control of our company on the closing of the Share Exchange. We engaged AJ. Robbins to audit our financial statements for the year ended December 31, 2006. The decision to change accountants was approved and ratified by our Board of Directors. The report of AJ. Robbins on the financial statements of our company for the fiscal year ended December 31, 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to our ability to continue as a going concern. Additionally, during the Company’s two most recent fiscal years and any subsequent interim period, there were no disagreements with AJ Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

While AJ. Robbins was engaged by us, there were no disagreements with AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to our company, which disagreements if not resolved to the satisfaction of AJ. Robbins would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for the fiscal year ended December 31, 2006.

We engaged Dominic K.F. Chan & Co. as our independent registered public accounting firm as of November 2, 2007. Dominic K.F. Chan & Co. has served as HKHT’s independent registered certified public accountants since October 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 75% of our sales are made in U.S. Dollars. During the year ended December 31, 2007, the exchange rate of the RMB to the U.S. Dollar increased approximately 6.9% from the level at the end of December 31, 2006. This fluctuation resulted in a slight increase in our material costs during the year ended December 31, 2007. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company is putting into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which would affect the value of its US dollar receivables and sales. In late February 2008, the Company entered in a series of currency hedges totaling a notional amount $5,000,000 USD expiring from October 2008 to February 2009. The foreign currency forwards provide for potential losses to the Company if the dollar weakens below an average rate of 6.5 RMB to the U.S. Dollar. The Company would have gains if the U.S. Dollar strengthens against the RMB. Settlement of the notional amounts will be made 20% each month starting in October 2008 and ending in February 2009. The Company is determining the effectiveness of its hedges based on transactions in the first quarter of 2008 and intends to provide further information in its report for the first quarter of 2008.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

On November 2, 2007, we entered into a share exchange agreement with Hong Kong Highpower Technology Company Limited, a Hong Kong corporation (“HKHT”) and all of the shareholders of HKHT. Pursuant to the share exchange agreement (the “Exchange Agreement”), we agreed to issue an aggregate of 14,798,328 shares of our common stock in exchange for all of the issued and outstanding securities of HKHT (the “Share Exchange”). The Share Exchange closed on November 16, 2007. Following the Share Exchange, the sole business conducted by our company is the business conducted by HKHT prior to the Share Exchange, and certain of the officers and directors of HKHT became officers and directors of our company. Also, as a result of the Share Exchange, the internal control over financial reporting utilized by HKHT prior to the Share Exchange became the internal control over financial reporting of our company.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other than the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Dang Yu Pan	39	Chairman of the Board and Chief Executive Officer
Wen Liang Li	42	Vice President, Chief Technology Officer and Director
Wen Wei Ma	37	Vice President of Manufacturing
Yu Zhi Qiu	36	Chief Financial Officer
Wen Jia Xiao	31	Vice President of Quality Control
Xinhai Li	44	Director
Chao Li	63	Director
Ping Li	42	Director

Dang Yu Pan has been the Chairman of the Board and Chief Executive officer of HKHT since July 2003. Mr. Pan is the founder of Shenzhen Highpower and has served as the Chairman of the Board and Chief Executive Officer of Shenzhen Highpower since October 2002. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou HaoPeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of Nanhai Shida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the HuangPu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990.

Wen Liang Li has been a director of HKHT since July 2003. Since January 2003, Mr. Li. has served as a director and as Vice General Manager and Chief Technology Officer of Shenzhen Highpower. From January 1996 to December 2002, Mr. Li served as Vice General Manager of Zhuhai Taiyi Battery Co., Ltd., a battery manufacturer. Mr. Li received a master’s degree in Electrochemistry from the Harbin Institute of Technology in China in 1991.

Wen Wei Ma has been a director of HKHT since July 2003. Mr. Ma has served as a director and as a Vice General Manager of Manufacturing of Shenzhen Highpower since October 2002. Mr. Ma received a diploma in chymic analysis from the Guangzhou Trade School of Light Industry in China in 1989.

Yu Zhi Qiu has served as the Chief Financial Officer of HKHT and Shenzhen Highpower since August 2005. Prior to joining HKHT and Shenzhen Highpower, Mr. Qiu served as the Deputy General Manager of Shenzhen FeiShang Industrial Development Co., Ltd., an investment and holding company, from January 2005 to July 2005. From January 2003 to December 2004, Mr. Qiu served as the Finance Controller of Shenzhen Shuangling Steel & Iron Co., Ltd., a supplier of steel and iron. From January 2001 to December 2002, Mr. Qiu was the Finance Controller of Neo-concept Fashion (Shenzhen ) Co., Ltd., a costume manufacturer. Mr. Qiu received a master’s degree in business administration from Xi’An Jiaotong University in China in 2001 and is a certified public accountant in the PRC and a Professional National Accountant in Australia.

Jia Wei Xiao has served as Vice General Manager of Quality Control of Shenzhen Highpower since October 2005. From October 2002 to September 2005, Mr. Xhio served as the Minister of the Quality Control Department of Shenzhen Highpower. Mr. Xiao received a bachelor’s degree in Check Technology and Instrument in 2000 from the China Institute of Metrology.

Xinhai Li has served as a director of the Company since January 2008. Sine August 1990, Mr. Li has served as a director and professor at the China Central South University Metallurgical Science and Engineering School in China. Mr. Li received a PhD in Physical Chemistry of Metallurgy from China Central South University in August 1990.

Chao Li has served as a director of the Company since January 2008. Since August 2000, Mr. Li has served as Chairman of the Guangdong Association of Productivity. From July 1991 to November 2004, Mr. Li served as the Vice-Chairman of the Development Research Center for the PRC Government of Guangdong Province. Mr. Li received a bachelor’s degree in metallurgy from Central South University in China in August 1969.

Ping Li has served as a director of the Company since January 2008. Since July 2003, Mr. Li has served as the Managing Director of Investment at ChinaVest, a venture capital firm. From February 2002 to July 2003, Mr. Li served as Chief Financial Officer of Great Wall Technology Co., Ltd., an investment technology company. Mr. Li received a master’s degree in biology from Columbia University in 1989 and an MBA in finance in 1994 from the Wharton School of the University of Pennsylvania.

Family Relationships

There are no family relationships among any of the officers and directors.

The Board of Directors and Committees

Subject to certain exceptions, under the listing standards of AMEX, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Xinhai Li, Chao Li and Ping Li, is an “independent” director as defined by the listing standards of AMEX currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussion with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the AMEX rules.

Audit Committee

We established our Audit Committee in January 2008. The Audit Committee consists of Xinhai Li, Chao Li and Ping Li, each of whom is an independent director. Mr. Ping Li, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on the Company’s website at: www.haopengbattery.com.

Compensation Committee

We established our Compensation Committee in January 2008. The Compensation Committee consists of Xinhai Li and Chao Li, each of whom is an independent director. Xinhai Li is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for the Company’s directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on the Company’s website at: www.haopengbattery.com.

Nominating Committee

The Nominating Committee consists of Xinhai Li and Chao Li, each of whom is an independent director. Chao Li is the Chairman of the Nominating Committee. The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating Committee. A current copy of the Nominating Committee Charter is posted on the Company’s website at: www.haopengbattery.com.

Section 16(a) Beneficial Ownership Reporting Compliance.

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. The Company’s current officers, directors and beneficial holders of 10% or more of its equity securities became subject to such requirement and to date, based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company during its most recent fiscal year, none of the Company’s officers or directors has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics.

The Company’s board of directors has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct. The Code is posted on the Company’s Web site located at www.haopengbattery.com, and is available in print, without charge, upon written request to the Company at Hong Kong Highpower Technology, Inc., Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China. The Company intends to post promptly any amendments to or waivers of the Code on its Web site.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

Prior to the Share Exchange on November 2, 2007, we were a “blank check” shell company that was formed to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The officers and directors of our company prior to the Share Exchange are no longer employed by or affiliated with our company.  Richard Rappaport and Anthony Pintsopoulos, our President and Chief Financial Officer, respectively, during 2007 prior to Share Exchange, received no compensation or other perquisites for serving in such capacity.

Our Chief Executive Officer and Chairman of the Board, Dang Yu Pan, upon consulting with the board members and major stockholders of HKHT, determined the compensation for himself and our other current executive officers that was earned in fiscal 2007. Our Board of Directors approved the compensation. Compensation for our current executive officers, which currently consists of Dang Yu Pan, Wen Liang Li, Wen Wei Ma, Yu Zhi Qiu and Wen Jia Xiao is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf. Key areas of corporate performance taken into account in setting compensation policies and decisions are growth of sales, cost control, profitability, and innovation. The key factors may vary depending on which area of business on which a particular executive officer’s work is focused. Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development. For these reasons, the elements of compensation of our executive officers are salary and bonus. Salary is paid to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement.

We believe that the salaries paid to our executive officers during 2007 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company, as measured by the local market in China.  We determine market rate by conducting a comparison with the local geographic area averages and industry averages in China.  In determining market rate, we review statistical data collected and reported by the Shenzhen City Labor Bureau which is published monthly. The statistical data provides the high, median, low and average compensation levels for various positions in various industry sectors. In particular, we use the data for the manufacturing sector as our benchmark to determine compensation levels because Shenzhen Highpower operates in Shenzhen city as a battery manufacturer. Our compensation levels are at roughly the 70th percentile of the compensation spectrum for the manufacturing sector. Once we determine the overall compensation levels for our officers based on the benchmarks, we allocate a certain portion of the total compensation to salary, which is paid during the fiscal year, and allocate the remainder to bonus, which will be paid after the end of the fiscal year if corporate and individual performance goals are met. For our officers who are also board members, a certain portion of total compensation is also allocated to director fees. Corporate performance goals include sales targets, research and development targets, production yields, and equipment utilization. Individual performance goals include subjective evaluation, based on an employee’s team-work, creativity and management capability, and objective goals such as sales targets.

Our board of directors established a compensation committee in January 2008 comprised of non-employee directors. The compensation committee will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives. Those companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in a similar business. Prior to the formation of the compensation committee, Mr. Pan determined the salaries and bonuses for himself and our executive officers, upon consultation with the board and our major stockholders. Beginning in 2008, our compensation committee will determine compensation levels for our executive officers. We have established a compensation program for executive officers for 2008 that is designed to attract, as needed, individuals with the skills necessary for us achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.  For 2008, bonuses for executive officers will be based on company and individual performance factors, as described above. If we successfully complete our proposed listing on AMEX and offering in 2008, we may adjust our bonus evaluations upwards in 2008, but, in such case, we do not intend to increase it by more than 20%. That determination would likely be made towards the end of the fiscal year 2008.

In the past, officers owning a significant number of shares of our company’s stock have received less compensation than officers of our company who do not own a significant number of shares of our company’s stock, as is typical with companies based in the PRC. Our officers who owned a significant stake in our company accepted the capital appreciation of their stock in lieu of accepting higher compensation from the Company. Upon consulting with these officers, Mr. Pan set their compensation levels, as well as his own compensation level, below that of the benchmarks reported by the Shenzhen City Labor Bureau, which is why our Chief Financial Officer, Yu Zhi Qiu, received a higher salary than our Chief Executive Officer, Mr. Pan, in 2006. We are not certain whether we will continue to consider an officer’s stock ownership position in determining his or compensation if we successfully complete our proposed listing on AMEX and offering in 2008.

Currently, we have no specific plans to provide raises after we become a company with securities publicly traded in the United States.  Although no specific plans have yet been discussed, we may adopt such a plan to provide raises to our executive officers in the future.  Adopting higher compensation in the future may be based on the increased amount of responsibilities to be assumed by each of the executive officers after we become a publicly listed company.  Executive compensation for 2008 will follow the same evaluation methods as were used for 2007. We may also expand the scope of our compensation, such as the possibility of granting options to executive officers and tying compensation to predetermined performance goals.

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2007 and 2006 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary	Bonus	All other compensation (1)		Total
Dang Yu Pan	2007	$18,000	$-	25,000	(2)	43,000
Chief Executive Officer and	2006	$9,000	$-	$24,000	(2)	$33,000
Chairman of the Board

Yu Zhi Qiu	2007	$15,000	$16,000	$-		$31,000
Chief Financial Officer	2006	$15,000	$16,000	$-		$31,000

Richard Rappaport(3)	2007	$-	$-	$-		$-
Former Chief Executive Officer	2006	$-	$-	$-		$-
and Former Director

Anthony Pintsopoulos (3)	2007	$-	$-	$-		$-
Form Chief Financial Officer	2006	$-	$-	$-		$-
and Former Director

(1) Relates to automobile, housing and medical personal benefits.

(2) Includes $12,000 for fees earned or paid in cash for service as a director of HKHT.

(3) Messrs. Rappaport and Pintsopoulos resigned from all positions with our company upon the close of the Share Exchange on November 2, 2007.

Grants of Plan-Based Awards in 2007

There were no option grants in 2007.

Outstanding Equity Awards at 2007 Fiscal Year End

There were no option exercises or options outstanding in 2007

Option Exercises and Stock Vested in Fiscal 2007

There were no option exercises or stock vested in 2007.

Pension Benefits

There were no pension benefit plans in effect in 2007.

Nonqualified defined contribution and other nonqualified deferred compensation plans

There were no nonqualified defined contribution or other nonqualified deferred compensation plans in effect in 2007.

Employment Agreements

We have no employment agreements with any of our executive officers.

Director Compensation

 The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2007 by members of board of directors. Compensation information for Dang Yu Pan, our Chief Executive Officer and Chairman of the Board, is described in the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Wen Liang Li	20,000	(1)	-	-	-	-	-	20,000	(1)

(1) Represents fees paid in cash for service on the board of HKHT.

We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Dang Yu Pan and Wen Liang Li are management board members. We offer our management board members a total compensation package, which includes salary, bonus and director fees, based on benchmarks reported by Shenzhen Labor Bureau. Once we determine the total compensation for our management board members using the benchmarks, we allocate a portion of their total annual compensation to compensation for services rendered as board members. In the future, we expect to continue to allocate a portion of our management board members’ total annual compensation as compensation for their service as directors. We anticipate that director’s fees to our non-management directors will be in the range of $1,500 to $2,500 per month, which is comparable to fees paid to non-employee directors of other companies comparable in size, region and industry to our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of March 30, 2008 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of April 11, 2008 certain information with respect to beneficial ownership of our common stock based on 20,478,090 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership		Percent of Class

Directors and Executive Officers
Dang Yu Pan	Chief Executive Officer and Chairman of the Board	8,287,061	(1)	40.5%

Wen Liang Li	Vice President, Chief Technology Officer and Director	3,255,632		15.9%

Wen Wei Ma	Vice President of Manufacturing	1,479,835		7.2%

Yu Zhi Qiu	Chief Financial Officer	306,325		1.5%

Wen Jia Xiao	Vice President of Quality Control	266,370		1.3%

Xinhai Li	Director	-		-

Chao Li	Director	-		-

Ping Li	Director	-		-

Officers and Directors as a Group (total of 8 persons)		13,022,528	(1)	63.6%

(1)
Includes (i) an aggregate of 2,219,747 shares over which Mr. Pan has voting power and the right to acquire ownership pursuant to a loan agreement dated February 5, 2007 between Mr. Pan and other shareholders, including Yu Zhi Qiu, Chief Financial Officer, who holds 306,325 shares and, Wen Jia Xiao, Vice President of Quality Control, who holds 266,370 shares, and (ii) 591,933 shares held by a company that is 100% owned by Mr. Pan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hong Kong Highpower Technology Co., Ltd.

Hong Kong Highpower Technology Co., Ltd. (“HKHT”) is a wholly-owned subsidiary of Hong Kong Highpower Technology, Inc., each which has interlocking executive and director positions with the other.

Loans to Directors, Officers and Stockholders

  On July 31, 2005 and July 2006, HKHT made advances to certain of its directors and executive officers, including Dang Yu Pan, Wen Liang Li and Ma Wen Wei. The total amounts advanced to Mr. Pan, Mr. Li and Mr. Wei were $373,398.44, $114,600.66 and $102,811.75, respectively. Mr. Pan, Mr. Li and Mr. Wei repaid the advances on September 30, 2007, prior to the closing of the Share Exchange.

Share Exchange

On November 2, 2007, we completed the Share Exchange pursuant to the share exchange agreement entered into with HKHT and all of the shareholders of HKHT. At the closing, HKHT became our wholly-owned subsidiary and 100% of the issued and outstanding securities of HKHT were exchanged for shares of our common stock. An aggregate of 14,798,328 shares of common stock were issued to these shareholders and/or their designees. The former shareholders of HKHT own 14,798,328 shares of our common stock, which is approximately 72.3% of our issued and outstanding stock. Prior to the closing of the Share Exchange and Private Placement, the shareholders of SRKP 11 agreed to the cancellation of an aggregate of 2,556,602 shares held by them such that there were 2,843,398 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement. Moreover, concurrent with the closing of the Share Exchange, our company’s board appointed Dang Yu Pan as Chairman of the Board and Chief Executive Officer and Yu Zhi Qiu as Chief Financial Officer.

Private Placement

The placement agent for the $3.12 million equity financing conducted by us on the close of the Share Exchange was Westpark Capital, Inc., which received a commission equal to 10% of the gross proceeds from the financing. Richard Rappaport, the President of SRKP 11 and one of its controlling stockholders prior to the Share Exchange, indirectly holds a 100% interest in the placement agent, a Financial Industry Regulatory Authority member. Anthony C. Pintsopoulos, an officer, director and significant shareholder of SRKP 11 prior to the Share Exchange, is the Chief Financial Officer of the placement agent. Debbie Schwartzberg, one of SRKP 11’s controlling stockholders prior to the Share Exchange, is a noteholder of the parent company of the placement agent; her note entitles her to a 1.5% interest in the net profits of the parent company of the placement agent. Kevin DePrimio and Jason Stern, each employees of the placement agent, are also shareholders of SRKP 11. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with the Company upon the closing of the Share Exchange.

Guarantee Agreements

Dang Yu Pan, our Chairman and Chief Executive Officer, Wen Liang Li, our Vice President, Chief Technology Officer and director, and Wen Wei Ma, our Vice President of Manufacturing, each have provided personal guarantees under our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2007 and the identity of the officer(s) who guaranteed each loan.

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by Officers
DBS Bank (China) Limited	$11.18 million	$5.03 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma

Shenzhen Development Bank Co., Ltd	$6.82 million	$5.17 million	Dang Yu Pan

Shanghai Pudong Development Bank Co. Ltd.	$3.9 million	$2.96 million	Dang Yu Pan

Citibank (China) Co., ltd.	$2.0 million	$0.68 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404 (a) of Regulation S-K. We expect our board to adopt such a policy in the near future.

Director Independence

See Item 10 “Directors, Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Dominic K.F. Chan & Co. for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by Dominic K.F. Chan & Co. during those periods. The Company’s predecessor auditors, AJ. Robbins, PC, did not provide any services in relations with the audits of the accompanying audited financial statements for the years ended December 31, 2007 and 2006 and the reviews of the interim financial statements included in the notes of the financial statements. Accordingly, their fees for other services were not included.

	Year ended December 31,
	2007	2006
Audit Fees(1)	$67,000	$85,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$67,000	$85,000

(1) These are fees for professional services performed by Dominic K.F. Chan & Co. for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statement on Form S-1.

Pre-Approval Policy

The Audit Committee on an annual basis will review audit and non-audit services performed by the independent registered public accounting firm for such services. The audit committee pre-approves (i) auditing services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-auditing services that exceed a de minimis standard established by the committee, which are rendered to the Company by its outside auditors (including fees).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on April 11, 2008.

Hong Kong Highpower Technology, Inc.
(Registrant)

Dated: April 11, 2008	By:	/s/ Dang Yu Pan
Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Dang Yu Pan	Chief Executive Officer and	April 11, 2008
By: Dang Yu Pan	Chairman of the Board
(Principal Executive Officer)

/s/ Yu Zhi Qiu	Chief Financial Officer	April 11, 2008
By: Yu Zhi Qiu	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Vice President,	April 11, 2008
Wen Liang Li	Chief Technology Officer and Director

/s/ Xinhai Li	Director	April 11, 2008
Xinhai Li

/s/ Chao Li	Director	April 11, 2008
Chao Li

	Director	April 11, 2008
Ping Li

EXHIBIT INDEX

Exhibit Number	Description
2.1
Share Exchange Agreement, dated as of October 20, 2007, by and among the Registrant, Hong Kong Highpower Technology Company Limited and all of the shareholders of Hong Kong Highpower Technology Company Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.1
Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.1	Form of Subscription Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2*	Amended Consumer Battery License Agreement, amended as of August 8, 2007, by and between Shenzhen Highpower Technology Co., Ltd and Ovonic Battery Company, Inc.

10.3
State-owned Land Use Rights Grant Contract No. 441302 - B - 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.4
Credit Facility dated August 17, 2007 by and between DBS Bank (China) Limited Company Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd. (translated to English). (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.4(a)
Letter of Undertaking executed by Dan Yu Pan, Wen Liang Li and Wen Wei Ma on behalf of Shenzhen Highpower Technology Company Limited to and in favor of DBS Bank (China) Limited Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.4(a) to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 28, 2008).

10.5
Commercial Acceptance Bill Discount Quotation Agreement dated as of June 18, 2007 by and between Shenzhen Development Bank Shenzhen Ai Guo Road Branch and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.5(a)
Guaranty Contract for Maximum Credit Line dated as of June 18, 2007 by and between Dang Yu Pan and Shenzhen Development Bank Shenzhen Ai Guo Road Branch (translated to English) (incorporated by reference from Exhibit 10.5(a) to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 28, 2008).

10.6
Facility Quotation Agreement dated as of September 18, 2007 by and between Shanghai Pudong Development Bank Shenzhen Long Hua Branch and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.6(a)
Contract for Guarantee of Maximum Line of Credit dated as of September 18, 2007 by and between Dang Yu Pan and Shanghai Pudong Development Bank Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.6(a) to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 28, 2008).

10.7
Non-Undertaking Short-Term Revolving Financing Agreement dated as of October 11, 2007 by and between Citibank China Co., Ltd. (“Lender”) and Shenzhen Highpower Technology Col, Ltd. and corresponding Letters of Guarantee between Lender and Dang Yu Pan, Wen Wei Ma and Wen Liang Li (translated to English).

16.1
Letter from AJ. Robbins, PC to the Securities and Exchange Commission dated November 2, 2007. (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
The Registrant has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.  The Registrant has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Commission’s review of the application in accordance with Rule 24b-2.

**
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HONG KONG HIGHPOWER TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hong Kong Highpower Technology, Inc.

We have audited the accompanying consolidated balance sheets of Hong Kong Highpower Technology Inc. (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dominic K.F. Chan & Co.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
17 March, 2008

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	At December 31,
	2007	2006
	$	$
ASSETS
Current Assets :
Cash and cash equivalents	1,489,262	488,070
Restricted cash	5,453,650	1,010,580
Accounts receivable	15,906,175	8,127,170
Notes receivable	386,482	76,764
Prepaid expenses and other receivables - Note 6	2,501,796	2,612,091
Advance to related parties - Note 11	-	634,161
Inventories- Note 7	14,371,289	15,623,791
Prepaid lease payments	58,570	-

Total Current Assets	40,167,224	28,572,627
Deferred tax assets - Note 6	28,277	8,443
Deposit paid for acquisition of machinery -Note 15	1,115,123	-
Plant and equipment, net - Note 8	3,789,382	3,154,660
Leasehold land - Note 9	2,869,925	-
Intangible asset, net - Note 10	950,000	-

TOTAL ASSETS	48,919,931	31,735,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	19,561,118	17,327,402
Other payables and accrued liabilities - Note 11	2,320,956	1,170,275
Income taxes payable	73,768	122,710
Bank borrowings - Note 13	15,410,542	5,950,626

Total Current Liabilities	37,366,384	24,571,013

COMMITMENTS AND CONTINGENCIES - Note 15

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
(Stated in US Dollars)

	At December 31,
	2007	2006
	$	$
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2007 -20,478,090 shares (2006 -14,798,328 shares)	2,048	1,480
Additional paid-in capital	2,765,102	62,837
Accumulated other comprehensive income	1,157,872	470,383
Retained earnings	7,628,525	6,630,017

TOTAL STOCKHOLDERS’ EQUITY	11,553,547	7,164,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	48,919,931	31,735,730

See accompanying notes to consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Years Ended December 31,
	2007	2006	2005
	$	$	$

Net sales	73,261,720	44,375,682	25,010,030
Cost of sales	(63,791,248)	(36,958,529)	(20,757,320)

Gross profit	9,470,472	7,417,153	4,252,710
Depreciation	(120,517)	(80,213)	(46,209)
Selling and distributing costs	(2,095,594)	(1,634,366)	(856,526)
Administrative and other operating expenses	(4,178,468)	(2,159,502)	(854,246)

Income from operations	3,075,893	3,543,072	2,495,729
Fees and costs related to reorganization	(719,266)	(75,229)	-
Other income - Note 3	148,653	58,588	57,907
Interest expense - Note 4	(696,132)	(253,617)	(54,971)

Income before taxes	1,809,148	3,272,814	2,498,665
Income taxes - Note 5	(145,458)	(240,487)	(187,634)

Net income	1,663,690	3,032,327	2,311,031

Net Income per share
- Basic and diluted	0.11	0.20	0.16

Weighted average common shares outstanding
- Basic and diluted	15,731,988	14,798,328	14,798,328

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
	$	$	$	$	$	$

Balance, January 1, 2005	14,798,328	1,480	62,837	43	1,286,659	1,351,019
Net income	-	-	-	-	2,311,031	2,311,031
Foreign currency translation
adjustments	-	-	-	195,010	-	195,010
Total comprehensive income	-	-	-	-	-	2,506,041
Balance, December 31, 2005	14,798,328	1,480	62,837	195,053	3,597,690	3,857,060
Comprehensive income
Net income	-	-	-	-	3,032,327	3,032,327
Foreign currency translation
adjustments	-	-	-	275,330	-	275,330
Total comprehensive income	-	-	-			3,307,657

Balance, December 31, 2006	14,798,328	1,480	62,837	470,383	6,630,017	7,164,717
Shares Issued in connection with reverse merger	2,834,398	284	(35,451)	-	-	(35,167)
Shares issued in private placement, net of offering cost of $382,000	2,836,364	284	2,737,716	-	-	2,738,000
Comprehensive income
Net income	-	-	-	-	1,663,690	1,663,690
Foreign currency translation
adjustments	-	-	-	687,489	-	687,489
Total comprehensive income	-	-	-			2,351,179
Dividends	-	-	-	-	(665,182)	(665,182)

Balance, December 31, 2007	20,478,090	2,048	2,765,102	1,157,872	7,628,525	11,553,547

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Years Ended December 31,
	2007	2006	2005
	$	$	$
Cash flows from operating activities
Net income	1,663,690	3,032,327	2,311,031
Adjustments to reconcile net income to net cash
provided by (used in) operating activities :
Bad debts written off	3,649	22,878	9,645
Depreciation	560,073	343,841	182,307
Amortization of intangible asset	50,000	-	-
Loss on disposal of plant and equipment	20,046	32,844	5,261

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(7,018,013)	(3,155,007)	(1,778,398)
Notes receivable	(309,829)	620,101	(511,456)
Prepaid expenses and other receivables	305,785	(1,826,594)	(313,424)
Inventories	2,183,344	(9,556,898)	(3,148,845)
(Increase) decrease in -
Accounts payable	1,082,433	8,387,286	3,814,931
Other payables and accrued liabilities	78,974	(32,771)	154,267
Income taxes payable	(74,825)	27	126,803

Net cash provided by (used in) operating activities	(1,454,673)	(2,132,020)	852,122

Cash flows from investing activities
Acquisition of plant and equipment	(1,030,725)	(1,733,167)	(849,768)
Acquisition of land	(2,832,348)	-	-
Proceeds from disposal of plant and equipment	32,976	13,747	11,186
Deposit paid for acquisition of machinery	(1,115,123)	-	-

Net cash used in investing activities	(4,945,220)	(1,719,420)	(838,582)

Cash flows from financing activities
Proceeds from issuance of common stock	2,738,000	-	-
Proceeds from new short-term bank loans	2,374,241	879,630	977,681
Repayment of short-term bank loans	(923,316)	(973,876)	(274,973)
Proceeds from/(repayment of) of other loans	4,173,106	-	(85,547)
Net advancement of other bank borrowings	3,155,109	4,955,996	-
Increase in restricted cash	(4,234,327)	(991,050)	-
Advance to related parties	768,159	(38,495)	(468,151)
Dividend paid	(665,182)	-	-

Net cash provided by financing activities	7,385,790	3,832,205	149,010

Net increase (decrease) in cash and cash equivalents	985,897	(19,235)	162,550
Effect of foreign currency translation on cash and cash equivalents	15,295	40,279	5,968
Cash and cash equivalents - beginning of year	488,070	467,026	298,508

Cash and cash equivalents - end of year	1,489,262	488,070	467,026

See accompanying notes to consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation

SRKP 11, Inc. (“SRKP 11”) was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire.

On October 20, 2007, SRKP 11 entered into a share exchange agreement (the “Exchange Agreement”) with Hong Kong Highpower Technology Company Limited (“HKHTC”), which was incorporated in Hong Kong on July 4, 2003 under the Hong Kong Companies Ordinance. HKHTC was organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries.

As used herein, the “Company” refers to SRKP 11 and its wholly-owned subsidiaries, HKHTC and Shenzhen Highpower Technology Co., Ltd., unless the context indicates otherwise.

Pursuant to the Exchange Agreement, SRKP 11 agreed to issue shares of its common stock in exchange for all of the issued and outstanding securities of HKHTC. On November 2, 2007, upon the closing of the Exchange Agreement, SRKP 11 issued an aggregate of 14,798,328 shares of its common stock to the shareholders of HKHTC in exchange for all of the issued and outstanding securities of HKHTC. The 14,798,328 shares of common stock issued to the shareholders of HKHTC in conjunction with this transaction have been presented as outstanding for all periods presented. In addition, immediately prior to the closing of the Exchange Agreement, SRKP 11 and certain of its stockholders agreed to cancel an aggregate of 2,556,602 shares of outstanding common stock, as a result of which there were 2,843,398 shares of common stock outstanding immediately prior to the share exchange transaction.

On November 2, 2007, concurrently with the close of the Exchange Agreement, the Company received gross proceeds of $3,120,000 in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 2,836,364 shares of common stock at $1.10 per share. The investors in the Private Placement also entered into lock-up agreements pursuant to which they agreed not to sell their shares until 90 days after the Company’s common stock is listed or quoted on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, when one-tenth of their shares are released from the lock-up agreement, after which their shares will automatically be released from the lock-up agreement on a monthly basis pro rata over a nine-month period. After commissions and expenses, the Company received net proceeds of approximately $2,738,000 from the Private Placement.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation (continued)

Immediately after the closing of the Exchange Agreement and Private Placement, the Company had 20,478,090 shares of common stock issued and outstanding. Upon the closing of the Exchange Agreement, the shareholders of HKHTC and their designees owned approximately 72.3% of the Company’s issued and outstanding common stock, the pre-existing shareholders of the Company owned approximately 13.9% of the Company’s issued and outstanding common stock, and the investors in the Private Placement owned 13.8% of the Company’s issued and outstanding common stock. Therefore, although HKHTC became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization in the form of a reverse merger of HKHTC, whereby HKHTC was deemed to be the accounting acquirer and was deemed to have retroactively adopted the capital structure of SRKP 11. Since the transaction was accounted for as a reverse merger, the accompanying consolidated financial statements reflect the historical consolidated financial statements of HKHTC for all periods presented, and do not include the historical financial statements of SRKP 11. All costs associated with the reverse merger transaction were expensed as incurred.

In December 2005, HKHTC underwent a group reorganization (the “Reorganization”), which was approved by authorized institutions, pursuant to which it acquired all of the outstanding common stock of Shenzhen Highpower Technology Co., Ltd. (“SZ Highpower”) from its then existing stockholders, Pan Dangyu, Li Kai Man, Li Wenliang and Ma Wenwei (the “Stockholders”). SZ Highpower was incorporated on October 8, 2002 in the People’s Republic of China.

The above-mentioned Stockholders were the common stockholders for both HKHTC and SZ Highpower. The acquisition was financed by a short-term loan bearing interest of $75,229 (equivalent to HK$584,000), which was charged to operations. The transaction was accounted for as a corporate reorganization of entities under common control.

As a result of the Reorganization in 2005, SZ Highpower became the wholly-owned subsidiary of HKHTC and became its main operating business.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

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

Comparative amounts

Certain comparative amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity or net income.

Economic and political risks

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad and rates and methods of taxation, among other things.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the management of the Company has delegated a team responsible for determining credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts. In this regard, the directors of the Company consider that the Company’s credit risk is significantly reduced. Other than set forth below, no customers represented 10% or more of the Company’s net sales and accounts receivable.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2	Summary of significant accounting policies (continued)

Concentrations of credit risk (continued)

In 2007, the Company had two major customers, one representing 24% of sales and the other 17% of sales; accounts receivable from these customers at December 31, 2007 was $8,300,000. There were no customers representing 10% or more in sales in 2006. One customer represented 12.5% of sales in 2005 and $1,900,000 of accounts receivable at December 31, 2005.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

Restricted cash

Certain cash balances are held as security for short-term bank borrowings and are classified as restricted cash in the Company’s balance sheets.

Accounts receivable

Accounts receivable are stated at the original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable.

During the years ended December 31, 2007, 2006 and 2005, the Company experienced bad debts of $27,664, $22,878 and $9,645, respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes. During the years ended December 31, 2007, 2006 and 2005, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $160,000 in 2007, $99,000 in 2006 and $73,000 in 2005. Generally, waste materials on hand at the end of a year are nominal.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Furniture, fixtures and office equipment	20%
Leasehold improvement	50%
Machinery and equipment	10%
Motor vehicles	20%

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Intangible Assets and Long-Lived Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  Accordingly, the consumer battery license is being amortized over its useful life of 20 years.  The Company does not have any goodwill.

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”).  SFAS 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business.  Pursuant to SFAS 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists.  In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.  The Company reports an impairment cost as a charge to operations at the time it is recognized.

There was no impairment of long-lived assets in 2005, 2006 or 2007.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Revenue recognition

The Company recognizes revenue when the goods are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales of goods represent the invoiced value of goods, net of sales returns, trade and allowances.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resales by the customer. The Company has no incentive programs.

Advertising and promotion expenses

Advertising and promotion expenses are charged to expense as incurred.

Advertising and promotion expenses amounted to $68,169, $96,045 and $117,191 for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in selling and distributing costs.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has also adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”.

Comprehensive income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Foreign currency translation

The functional currency of the Company is the Renminbi (“RMB”). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective year.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, are then translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment in other comprehensive income, a component of stockholders’ equity.

	2007	2006	2005

Year end RMB : US$ exchange rate	7.332	7.804	8.070
Average yearly RMB : US$ exchange rate	7.581	7.958	8.183

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that RMB amounts could have been, or could be, converted into US$ at rates used in translation.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, deposits, trade and other payables, approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

The Company is exposed to certain foreign currency risk from export sales transactions and the related accounts receivable as they will affect the future operating results of the Company. The Company did not have any hedging activities during the reporting periods.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Earnings per share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. The weighted average number of shares represents the common stock outstanding during the years, as adjusted retroactively to reflect the November 2007 recapitalization as described at Note 1. As the Company did not have any common stock equivalents during such years, basic and diluted earnings per share were the same for all periods presented.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company has not chosen to adopt this statement early. Management does not believe the adoption of SFAS 159 will have a material impact on the Company’s consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that the costs to issue debt or equity securities will be recognized in accordance with other GAAP. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not anticipate that the adoption of SFAS 160 will have a material impact on the Company’s consolidated financial statements.

3.	Other income

	Years Ended December 31,
	2007	2006	2005
	$	$	$

Bank interest income	75,546	11,626	3,625
Net exchange gains	-	-	15,989
Sundry income	73,107	46,962	37,293

	148,653	58,588	57,907

4.	Interest expense

	Years Ended December 31,
	2007	2006	2005
	$	$	$

Interest on trade related bank loans	547,573	208,269	26,610
Interest on short-term bank loans	135,369	45,348	25,795
Interest on other loans	13,190	-	2,566

	696,132	253,617	54,971

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income taxes

The components of income before income taxes are:

	Years Ended December 31,
	2007	2006	2005
	$	$	$

United States	(490,234)	-	-
Hong Kong	689,749	(76,601)	(3,122)
People’s Republic of China	1,609,633	3,349,415	2,501,787

	1,809,148	3,272,814	2,498,665

The components of the provision for income taxes are:

	Years Ended December 31,
	2007	2006	2005
	$	$	$

PRC income tax
Current year	173,735	241,313	178,378

Deferred taxes	(28,277)	(826)	9,256

	145,458	240,487	187,634

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate to income before taxes for the years ended December 31, 2007, 2006 and 2005, respectively.

	Years Ended December 31,
	2007	2006	2005
	$	$	$
Income before taxes	1,809,148	3,272,814	2,498,665

Provision for income taxes at applicable income tax rate	271,372	490,922	374,799
Income not subject to tax	(84,614)	(2,522)	-
Non-deductible expenses for income tax purposes	229	11,490	468
Tax exemption of PRC subsidiary	(133,885)	(243,835)	(178,378)
Tax rate differential	94,865	825	(9,255)
Others	(2,509)	(16,393)	-

	145,458	240,487	187,634

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income taxes (continued)

The major components of deferred tax recognized in the consolidated balance sheets as of December 31, 2007 and 2006 are as follows :-

	At December 31
	2007	2006
	$	$

Temporary difference on:
Recognition of expenses	(24,527)	(8,443)
Accelerated tax depreciation on intangible assets	(3,750)	-

Deferred tax assets, net	(28,277)	(8,443)

Recognized in the balance sheet:
Net deferred tax assets	(28,277)	(8,443)

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 15%. However, in accordance with the relevant taxation laws in the PRC, from the time that the Company has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable tax year was 2003. SZ Highpower will be levied at the 15% tax rate in 2008. The pro forma effect of this exemption is as follows

	Years Ended December 31,
	2007	2006	2005
	$	$	$

Statutory income tax rate	15%	15%	15%

Exempted income tax rate	7.5%	7.5%	7.5%

Income tax exemption	133,885	243,835	178,378

Tax effect derived from exemption
(per share)	$0.01	$0.02	$0.37

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income taxes (continued)

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions (PRC) as of December 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

6.	Prepaid expenses and other receivables

	At December 31,
	2007	2006
	$	$

Purchase deposits paid	264,138	935,417
Advance to staff	74,502	21,540
Other deposits and prepayments	1,472,503	130,870
Value-added tax prepayment	1,103,063	1,220,524
Other receivables	912,590	303,740

	2,501,796	2,612,091

7.	Inventories

	At December 31
	2007	2006
	$	$

Raw materials	4,507,255	5,040,028
Work in progress	1,694,997	1,415,942
Finished goods	8,101,083	9,096,003
Consumables	49,197	52,122
Packing materials	18,757	19,696

	14,371,289	15,623,791

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Plant and equipment

	At December 31,
	2007	2006
	$	$
Cost
Furniture, fixtures and office equipment	643,196	510,853
Leasehold improvement	146,622	137,761
Machinery and equipment	3,940,847	2,938,971
Motor vehicles	344,088	250,655

	5,074,753	3,838,240

Accumulated depreciation
Furniture, fixtures and office equipment	211,342	92,092
Leasehold improvement	100,864	25,888
Machinery and equipment	834,206	475,767
Motor vehicles	138,959	89,833

	1,285,371	683,580

Net
Furniture, fixtures and office equipment	431,854	418,761
Leasehold improvement	45,758	111,873
Machinery and equipment	3,106,641	2,463,204
Motor vehicles	205,129	160,822

	3,789,382	3,154,660

The components of depreciation charged are:

	Years ended December 31,
	2007	2006
	$	$

Included in factory overheads	439,556	263,628
Included in operating expenses	120,517	80,213

	560,073	343,841

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Leasehold land

	At December 31,
	2007	2006
	$	$

Cost	2,928,495	-

Accumulated amortization	-	-

Net	2,928,495	-

Analyzed for reporting purposes as:
Current asset	58,570	-
Non-current asset	2,869,925	-

	2,928,495	-

As at December 31, 2007, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $2,928,495.

10.	Intangible asset - Consumer battery license

	At December 31,
	2007	2006
	$	$

Cost
Consumer battery license	1,000,000	-

Accumulated amortization	50,000	-

Net	950,000	-

Amortization expenses are included in selling and distributing costs during the years.

Shenzhen Highpower Technology Co., Ltd. (SZ Highpower), a wholly-owned subsidiary of the Company, entered into a Consumer Battery License Agreement with Ovonic Battery Company, Inc. (Ovonic), an unrelated party, dated May 14, 2004, pursuant to which SZ Highpower acquired a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (Consumer Batteries) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. SZ Highpower made an up-front royalty payment to Ovonic of $50,000 in 2004.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Intangible asset (continued)

On August 8, 2007, SZ Highpwer and Ovonic amended the Consumer Battery License Agreement pursuant to which SZ Highpower agreed to pay a total of $112,580, which was to be made in two equal payments of $56,290, one of which was to be made within 15 days of August 8, 2007, and the other within 45 days of August 8, 2007, as royalties for its use of the licensed technology in 2004, 2005 and 2006.  Both of these payments were made during 2007 and were recorded as royalty expense in prior years, which was included in selling and distributing costs in the statement of operations.

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. During 2007, the Company recorded a total of approximately $327,026 as royalty expense, which was included in selling and distributing costs in the statement of operations.  Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities at December 31, 2007, with the related debit recorded as an intangible asset entitled consumer battery license agreement. At December 2007 and 2006, accured royalty fees payable were $1,327,026 and $112,580, respectively (see Note 11).

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement over a period of 20 years on the straight line basis.  The accounting for the Consumer Battery License Agreement is based on the Company’s estimate of the useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan.  Amortization expense related to the Consumer Battery License Agreement included in selling and distributing costs during the years ended December 31, 2007, 2006 and 2005 were $50,000, $Nil and $Nil, respectively.

Amortization of the License for the next five years is as follows

Years ending December 31	$

2008	50,000
2009	50,000
2010	50,000
2011	50,000
2012	50,000
2013 and thereafter	700,000

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Other payables and accrued liabilities

	At December 31,
	2007	2006
	$	$

Accrued expenses	765,760	622,010
Accrued staff welfare	90,316	111,749
Royalty fee	1,327,026	112,580
Sales deposits received	136,295	86,182
Other payables	1,559	237,754

	2,320,956	1,170,275

12.	Advance to related parties

Advance to related parties for working capital are as follows:

	At December 31,
	2007	2006
	$	$

Advance to shareholders	-	634,161

The above advances are interest-free, unsecured and have no fixed repayment terms.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Bank borrowings

	At December 31,
	2007	2006
	$	$
Secured:
Repayable within one year
Short term bank loans	2,454,838	896,964
Other trade related bank loans	12,955,704	5,053,662

	15,410,542	5,950,626

As of December 31, 2007 the Company’s banking facilities are comprised of the following:

	Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Short term bank loans	4,170,000	2,454,838	1,715,162
Other trade related loan facilities including:
- Accounts payable financing	14,000,000	7,928,535	6,071,465
- Accounts receivable financing	6,000,000	5,027,169	972,831

	24,170,000	15,410,542	8,759,458

As of December 31, 2007, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $5,453,620 which is included in restricted cash on the Balance sheet;

(b)	corporate guarantee executed by a third party and Shenzhen Science and Technology Bureau;

(c)	personal guarantee executed by the directors of the Company;

(d)	the legal charge over leasehold land with carrying amount $2,928,495 (see Note 9); and

(e)	other financial covenant:-

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $10,910,330. The Company was in compliance with this requirement at December 31, 2007.

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at December 31, 2007 ranged from 5.508% to 6.804%.

The interest rates of short term bank loans were at 6.804% per annum at December 31, 2007.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Pension plans

For employees in PRC, the Company contributes on a monthly basis to various defined contribution plans organized by the relevant municipal and provincial government in the PRC based on certain percentages of the relevant employees’ monthly salaries. The municipal and provincial governments undertake to assume the retirement benefit obligations payable to all existing and future retired employees under these plans and the Company has no further constructive obligation for post-retirement benefits beyond the contributions made. Contributions to these plans are expensed as incurred.

Total pension cost was $148,193, $91,353 and $Nil for the years ended December 31, 2007, 2006 and 2005, respectively.

15.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2011, with a options to renew the leases. All leases are on a fixed payment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2007 are as follows:-

YearS ending December 31	$

2008	612,156
2009	780,136
2010	428,547
2011	204,952

2,025,791

Rental expense for the years ended 2007, 2006 and 2005 were $429,450, $367,582 and $262,819, respectively.

Capital commitments

The Company has the following capital commitments for the purchase of machinery as of December 31, 2007:

$
Contracted value	1,261,770
Less: deposit paid	(1,115,123)

Capital commitment	146,647

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Commitments and contingencies (continued)

Contingencies

From time to time, the Company sells bills receivable (letters of credits) to banks.  At the time of the sale, all rights and privileges of holding the receivables are transferred to the banks.  The Company removes the asset from its books and records a corresponding expense for the amount of the discount.  The Company remains contingently liable on the amount outstanding in the event the correspondent bank, the bill issuer defaults on the letters of credit which is remote.

	At December 31
	2007	2006
	$	$
Bills discounted	106,378	1,323,442

16.	Related party transactions

Apart from the transactions as disclosed in Notes 12 and 13, the Company entered into the following transactions with its related party during the years ended December 31, 2007, 2006 and 2005:-

	Year Ended December 31
	2007	2006	2005
	$	$	$
Management fee paid to Canhold International Limited	21,134	15,302	12,138

Mr. Li Kai Man is the director of both the Company’s subsidiary, HKHTC, and Canhold International Limited.

17.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Years Ended December 31,
	2007	2006	2005
Net revenue	$	$	$

Hong Kong and China	28,919,384	29,009,277	17,126,358
Asia	5,965,339	3,294,838	3,198,143
Europe	25,318,608	7,288,751	2,807,580
North America	12,851,807	4,511,914	1,877,949
South America	206,582	270,902	-

	73,261,720	44,375,682	25,010,030

	At December 31,
	2007	2006	2005
Accounts receivable	$	$	$

Hong Kong and China	4,258,010	5,545,244	3,913,344
Asia	1,023,284	262,743	119,359
Europe	6,761,615	1,857,294	525,633
North America	3,863,266	461,889	212,315

	15,906,175	8,127,170	4,770,651

18.	Dividends

The directors have declared and the Company has paid the following dividends in respect of the years ended December 31, 2007, 2006 and 2005: -

	At December 31,
	2007	2006	2005
	$	$	$
Dividends

Interim dividend declared and paid on September 30, 2007 of approximately $ 0.045 per share:	665,182	-	-

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Quarterly Results of Operations (unaudited)

The following table sets forth unaudited quarterly results of operations for the years ended December 31, 2007 and 2006.  This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered.  The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007
	$	$	$	$	$
Net revenue	11,539,505	20,466,844	19,879,829	21,375,542	73,261,720
Gross profit	1,056,415	2,847,274	2,610,045	2,956,738	9,470,472

Net income	(502,663)	1,174,090	838,119	154,144	1,663,690

Net income (loss) per common share
Basic	(0.03)	0.08	0.06	0.01	0.11
Diluted	(0.03)	0.08	0.06	0.01	0.11

Weighted average common shares outstanding
Basic	14,798,328	14,798,328	14,798,328	18,502,521	15,731,988
Diluted	14,798,328	14,798,328	14,798,328	18,502,521	15,731,988

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31	December 31,
	2006	2006	2006	2006	2006
	$	$	$	$	$
Net revenue	7,612,812	10,026,403	13,571,303	13,165,164	44,375,682
Gross profit	1,539,541	1,909,390	1,615,066	2,353,156	7,417,153

Net income	808,562	930,832	392,134	900,799	3,032,327

Net income per common share
Basic	0.05	0.06	0.03	0.06	0.20
Diluted	0.05	0.06	0.03	0.06	0.20

Weighted average common shares outstanding
Basic	14,798,328	14,798,328	14,798,328	14,798,328	14,798,328
Diluted	14,798,328	14,798,328	14,798,328	14,798,328	14,798,328