Form 10-Q/A
period 2007-09-30
Hong Kong Highpower Technology, Inc.
filed 2008-04-24
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A is filed by Hong Kong Highpower Technology, Inc. (the “Company,” “we” or “us”) to amend the quarterly report on Form 10-Q for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on November 19, 2007 (the “Original Filing”). Subsequent to the filing of the Original Filing as report on a Form 8-K filed with the SEC on January 31, 2008, management determined that our financial statements for the periods ended September 30, 2007 and 2006 should no longer be relied upon due to various accounting errors in such financial statements. This report contains the restated financial statements for the periods ended September 30, 2007 and 2006, as originally included in the Company’s Amendment No. 1 to Form S-1/A filed with the SEC on January 28, 2008, and reflects changes made in response to comments we received from the Staff of the SEC i

Unless indicated otherwise, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

          This Amendment No. 1 on Form 10-Q/A amends the following Items:

•	Item 1 (Financial Statements) to reflect changes to the Company’s Condensed Consolidated Financial Statements and related notes.

•
Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect changes to Critical Accounting Policies and Estimates, Results of Operations, Liquidity and Capital Resources and New Accounting Pronouncements.

•	Item 3. (Quantitative and Qualitative Discloses About Market Risk) to reflect changes to Foreign Currency and Exchange Risk.

•	Part II, Item 1A to reflect changes to Risk Factors.

No other significant changes have been made to the Original Filing except:

•	the items previously listed;

•	the pro forma financial statements have been removed; and

•	the renumbering of certain pages and notes of this report.

This amendment is not intended to update other information presented in the Original Filing. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

Please note that the Company was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007 (the “Effective Date”), the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of Hong Kong Highpower Technology Company Limited, a Hong Kong corporation (“HKHT”), which has one wholly-owned subsidiary, Shenzhen Highpower Technology Company Limited, (ii) assumed the operations of HKHT and its subsidiary, and (iii) changed its name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc. The Company originally reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the SEC on November 5, 2007, with an amendment to the Form 8-K filed with the SEC on April [__], 2008. This Amendment contains information regarding the Company and HKHT, as indicated herein.

Since the Share Exchange closed subsequent to the reporting period covered by this Amendment, this report includes both discussion of our business as it existed as of September 30, 2007 and of the Company’s business post-Share Exchange, as the 100% parent of HKHT, to ensure that the disclosure included herein is complete and not misleading. The sections entitled “SRKP 11, INC.” describe the Company prior to November 2, 2007 and the sections entitled “HONG KONG HIGHPOWER” describe the Company on and after November 2, 2007.

HONG KONG HIGHPOWER TECHNOLOGY, INC.

FORM 10-Q/A

For the Quarterly Period Ended September 30, 2007

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

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Formerly SRKP 11, Inc.)

STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

				Period From	Cumulative from
	Three Months	Three Months	Nine Months	January 3, 2006	January 3, 2006
	Ended	Ended	Ended	(Inception) to	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

REVENUE	$—	$—	$—	$—	$—

EXPENSES	9,108	13,801	15,856	30,420	48,652

NET (LOSS)	$(9,108)	$(13,801)	$(15,856)	$(30,420)	$(48,652)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,400,000	5,400,000	5,400,000	5,400,000

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

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
	(restated)	(restated)

ASSETS
Current Assets :
Cash and cash equivalents	1,576,035	488,070
Restricted cash	4,053,585	1,010,580
Accounts receivable	14,489,335	8,127,170
Notes receivable	-	76,764
Prepaid expenses and other receivables - Note 7	2,779,502	2,612,091
Advance to related parties – Note 13	-	634,161
Inventories, net – Note 8	14,939,809	15,623,791
Prepaid lease payments – Note 10	55,443	-

Total Current Assets	37,893,709	28,572,627
Deferred tax assets – Note 6	25,929	8,443
Plant and equipment, net – Note 9	3,639,172	3,154,660
Leasehold land – Note 10	2,716,724	-
Intangible asset – Note 11	962,500	-

TOTAL ASSETS	45,238,034	31,735,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	19,241,449	17,327,402
Other payables accrued liabilities - Note 12	2,391,144	1,170,275
Income tax payable	41,927	122,710
Bank borrowings – Note 14	15,162,172	5,950,626

Total Current Liabilities	36,836,692	24,571,013

TOTAL LIABILITIES	36,836,692	24,571,013

COMMITMENTS AND CONTINGENCIES – Note 16

(continued)

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
	(restated)	(restated)

STOCKHOLDERS’ EQUITY
Preferred stock
Par value: US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 14,798,328 shares	1,480	1,480
Additional paid-in capital	62,837	62,837
Accumulated other comprehensive income	861,811	470,383
Retained earnings	7,475,214	6,630,017

TOTAL STOCKHOLDERS’ EQUITY	8,401,342	7,164,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	45,238,034	31,735,730

See notes to condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
	(restated)	(restated)	(restated)	(restated)

Net sales	19,879,829	13,571,303	51,886,178	31,210,518
Cost of sales	(17,269,784)	(11,956,237)	(45,372,444)	(26,146,521)

Gross profit	2,610,045	1,615,066	6,513,734	5,063,997
Depreciation – Notes 3 and 9	(31,532)	(19,347)	(85,576)	(54,837)
Selling and distributing costs	(631,203)	(468,283)	(1,579,491)	(1,049,943)
Administrative and other operating expenses	(920,690)	(639,736)	(2,923,043)	(1,458,683)

Income from operations	1,026,620	487,700	1,925,624	2,500,534
Fees and costs related reorganization	-	-	-	(75,229)
Other income - Note 4	58,861	13,555	132,724	43,820
Interest expenses – Note 5	(189,446)	(77,336)	(438,086)	(168,843)

Income before taxes	896,035	423,919	1,620,262	2,300,282
Income taxes - Note 6	(57,916)	(31,785)	(110,716)	(168,754)

Net income for the period	838,119	392,134	1,509,546	2,131,528

Other comprehensive income
- Foreign currency translation gain	127,959	58,119	391,428	122,552

Comprehensive income	966,078	450,253	1,900,974	2,254,080

Net income per share of common stock
- Basic and diluted	0.06	0.03	0.10	0.14

Weighted average number of common shares outstanding
- Basic and diluted	14,798,328	14,798,328	14,798,328	14,798,328

See notes to condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
				(restated)
Cash flows from operating activities
Net income	838,119	392,134	1,509,546	2,131,546
Adjustments to reconcile net income to net cash flows provided by operating activities :
Amortisation of intangible asset	12,500	-	37,500	-
Bad debts written off	-	-	21,192	22,425
Depreciation	160,881	81,647	423,103	217,266
Loss on disposal of plant and equipment	1,508	1,651	3,848	3,986
Income taxes	57,916	31,785	110,716	168,754

Changes in operating assets and liabilities :
Accounts receivable	(2,613,496)	(2,526,165)	(5,948,915)	(3,698,299)
Notes receivable	67,994	(160,515)	76,389	517,713
Prepaid expenses and other receivables	(595,143)	(661,089)	(66,464)	(634,879)
Inventories	146,921	(2,128,902)	1,253,050	(4,799,694)
Accounts payable	(789,661)	3,773,470	1,227,858	5,111,468
Other payables and accrued liabilities	(5,137)	(219,122)	1,179,232	(212,197)
Income tax payable	(16,110)	(24,911)	(211,597)	(213,125)

Net cash flows used in operating activities	(2,733,708)	(1,440,017)	(384,542)	(1,385,036)

Cash flows from investing activities
Acquisition of plant and equipment	(276,796)	(542,450)	(789,753)	(1,257,677)
Acquisition of leasehold land	(9,027)	-	(2,715,046)	-
Acquisition of intangible asset	-	-	(1,000,000)	-
Proceeds from disposal of plant and equipment	-	-	6,022	5,163

Net cash flows used in investing activities	(285,823)	(542,450)	(4,498,777)	(1,252,514)

Cash flows from financing activities
Proceeds from new short-term bank loans	1,516	249,645	455,981	498,859
Repayment of short-term bank loans	(437,370)	(468,057)	(716,541)	(904,182)
Net advancement of other bank borrowings	6,033,041	2,451,569	9,060,192	4,368,526
Increase in restricted cash	(2,276,110)	(312,977)	(2,942,583)	(611,750)
Advance to related parties	7,996	174,875	78,290	(41,766)

Net cash flows provided by financing activities	3,329,073	2,095,055	5,935,339	3,309,687

Net increase in cash and cash equivalents	309,542	112,588	1,052,020	672,137
Effect of foreign currency translation on cash and cash equivalents	21,545	(4,940)	36,581	(1,081)
Cash and cash equivalents - beginning of period	1,244,948	1,030,848	487,434	467,440

Cash and cash equivalents - end of period	1,576,035	1,138,496	1,576,035	1,138,496

(continued)

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
				(restated)
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	829	77,264	249,469	244,055
Income taxes	652	42,911	196,139	213,125

See notes to condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Corporation information and reorganization

Hong Kong Highpower Technology Company Limited (the “Company”) was incorporated in Hong Kong on July 4, 2003 under the Hong Kong Companies Ordinance. The Company was organized principally to engage in the manufacturing and trading of batteries.

The Company underwent a group reorganization (the “Reorganization”) which was approved by authorized institutions in December, 2005, pursuant to which it acquired all of the outstanding common stock of Shenzhen Highpower Technology Co., Ltd. (“SZ Highpower”) from its then existing Stockholders (the “Stockholders”), Pan Dangyu, Li Kai Man, Li Wenliang and Ma Wenwei.

The above-mentioned Stockholders are the common stockholders for both the Company and SZ Highpower. The acquisition was financed by a short-term loan bearing interest of $75,229 (equivalent to HK$584,000) which was charged to operations. The transaction was accounted for as a corporate reorganization of entities under common control.

As a result of the Reorganization in 2005, SZ Highpower became the wholly owned subsidiary of the Company and became the Company’s main operational business. The Company and its subsidiary are collectively referred to herein as the “Group.”

As of September 30, 2007, the particulars of the subsidiary are as follows:

	Date of	Attributable		Registered
Name of company	incorporation	equity interest %		capital
		Direct	Indirect

Shenzhen Highpower Technology Co., Ltd. (“SZ Highpower”)	October 8, 2002	100	-	RMB20,000,000

2.	Description of business

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

Economic and political risks

SZ Highpower’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, SZ Highpower’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC and by the general state of the PRC economy.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (Continued)

Economic and political risks (Continued)

SZ Highpower’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment and foreign currency exchange. SZ Highpower’s results may be adversely affected by changes in the political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad and rates and methods of taxation, among other things.

Restricted cash

Deposits in banks for securities of bank borrowings that are restricted in use are classified as restricted cash.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to the original terms of receivables. Bad debts are written off when identified. The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Group does not accrue interest on trade accounts receivable.

During the three months ended September 30, 2007 and 2006, the Group did not experience any bad debts.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Group’s reserve requirements generally increase as the management projected demand requirements; decrease due to market conditions, product life cycle changes. During the reporting periods, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $nil and $160,000 in the three months and nine months ended September 30, 2007, respectively, and $nil and $99,000 in the three and nine months ended September 30, 2006, respectively. Generally, waste materials on hand at the end of a year are minor.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (Continued)

Leasehold land

Leasehold land, representing upfront payment for land use rights, is capitalized at its acquisition cost and amortized using the straight-line method over the lease terms.

Intangible asset

Intangible asset with limited useful lives is stated at cost less accumulated amortisation and accumulated impairment losses.

Amortisation of intangible asset is provided using the straight-line method over its estimated useful lives at the following annual rate:-

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

Basic and diluted earnings per share

The Company reports basic earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the periods. All share amounts have been retroactively restated for the reverse merger effective November 2, 2007 (see Note 20).

The Company has no dilutive instruments outstanding, such as options and warrants. Accordingly, basic and diluted earnings per share are the same for all periods presented.

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, if any. Adoption of FIN 48 did not have an effect on the Company’s results of operations or financial condition. The Company did not have any material unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in some circumstances where it will be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Although management continues to evaluate the provisions of SFAS 157, management does not believe the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transaction provisions of SAB No.108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 has no material effect on the Company’s financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company did not adopt SFAS 159 early. Although management will continue to evaluate the provisions of SFAS 159, management does not believe the adoption of SFAS 159 will have a material impact on the Company’s consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Other income

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Bank interest income	23,125	1,956	34,797	5,162
Other interest income	16,280	-	19,287	-
Sundry income	19,456	11,599	78,640	38,658

	58,861	13,555	132,724	43,820

5.	Interest expenses

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on bills	172,142	72,740	383,954	137,428
Interest on short-term bank loans	17,261	4,596	41,104	31,415
Interest on other loan	43	-	13,028	-

	189,446	77,336	438,086	168,843

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes

The components of the provision for income taxes are:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

PRC income taxes	61,663	31,785	127,900	168,754

Deferred tax benefit	(3,747)	-	(17,184)	-

	57,916	31,785	110,716	168,754

The major components of deferred tax recognized in the consolidated balance sheets as of September 30, 2007 and December 31, 2006 are as follows:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Temporary difference on :
reorganization of expenses	(23,116)	(8,443)
accelerated tax depreciation on intangible asset	(2,813)	-

Deferred tax assets, net	(25,929)	(8,443)

Reorganized in the balance sheet:
Net deferred tax assets	(25,929)	(8,443)

7.	Prepaid expenses and other receivables

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Purchase deposits paid	60,407	935,417
Advance to staff	16,594	21,540
Other deposits and prepayments	211,569	130,870
Value-added tax prepayment	1,032,517	1,220,524
Other receivables	1,458,415	303,740

	2,779,502	2,612,091

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Inventories

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Raw materials	4,265,104	5,040,028
Work in progress	1,676,227	1,415,942
Finished goods	8,923,096	9,096,003
Consumables	54,482	52,122
Packing materials	20,900	19,696

	14,939,809	15,623,791

9.	Plant and equipment

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Furniture, fixtures and office equipment	610,029	510,853
Leasehold improvement	143,011	137,761
Machinery and equipment	3,659,430	2,938,971
Motor vehicles	335,614	250,655

	4,748,084	3,838,240

Accumulated depreciation
Furniture, fixtures and office equipment	177,412	92,092
Leasehold improvement	80,504	25,888
Machinery and equipment	731,402	475,767
Motor vehicles	119,594	89,833

	1,108,912	683,580

Net
Furniture, fixtures and office equipment	432,617	418,761
Leasehold improvement	62,507	111,873
Machinery and equipment	2,928,028	2,463,204
Motor vehicles	216,020	160,822

	3,639,172	3,154,660

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Plant and equipment (Continued)

The components of depreciation charged are:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Included in factory overheads	129,348	62,300	337,526	162,429
Included in operating expenses	31,532	19,347	85,576	54,837

	160,880	81,647	423,102	217,266

10.	Leasehold land

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Cost	2,772,167	-

Accumulated amortization	-	-

Net	2,772,167	-

Analyzed for reporting purposes as:
Current asset	55,443	-
Non-current asset	2,716,724	-

	2,772,167	-

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Intangible asset

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	-

Accumulated amortization	37,500	-

Net	962,500	-

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

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. During the nine months ended September 30, 2007, the Company recorded a total of approximately $231,229 as royalty expense, which was included in selling and distributing costs in the statement of operations.  Accordingly, during the nine months ended September 30, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities at September 30, 2007, with the related debit recorded as an intangible asset entitled consumer battery license agreement. At September 30, 2007 and December 31, 2006, accrued royalty fees payable were $1,231,229 and $112,579, respectively (see Note 12).

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement over a period of 20 years on the straight line basis.  The accounting for the Consumer Battery License Agreement is based on the Company’s estimate of the useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan.  Amortization expense related to the Consumer Battery License Agreement included in selling and distributing costs during the nine months ended September 30, 2007 was $37,500.

12.	Other payables and accrued liabilities

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Accrued expenses	685,963	622,010
Accrued staff welfare	-	111,749
Royalty payable	1,231,229	112,579
Sales deposits received	153,920	86,182
Other payables	320,032	237,755

	2,391,144	1,170,275

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Advance to related parties

Advance to related parties for working capital are as follows:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Advance to shareholders	-	634,161

The above advances are interest-free, unsecured and have no fixed repayment terms.

14.	Bank borrowings

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Secured:
Repayable within one year
Non-recurring bank loans	665,106	896,964
Other bank borrowings	14,497,066	5,053,662

	15,162,172	5,950,626

As of September 30, 2007, the above banking borrowings were secured by the following:

(a)	charge over bank deposits of $4,053,585;

(b)	corporate guarantee executed by a third party and the Shenzhen Science and Technology Bureau; and

(c)	personal guarantees executed by the directors of the Company;

15.	Pension plans

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

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Commitments and contingencies

Operating leases commitments

The Group leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2007 are as follows:

Period ending September 30	$

2008	531,065
2009	492,690
2010	469,877
2011	103,111

1,596,743

Rental expenses for the nine months ended September 30, 2007 and 2006 were $307,505 and $276,938 respectively.

Capital commitments

The Group has the following capital commitments as of September 30, 2007:

$

Purchase of plant and equipment	1,490

Contingencies

From time to time, the Company factors bills receivable to banks.  At the time of the factoring, all rights and privileges of holding the receivables are transferred to the banks.  The Company removes the asset from its books and records a corresponding expense for the amount of the discount.  The Company remains contingently liable on the amount outstanding in the event the bill issuer defaults.

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Bills discounted	422,697	1,323,442

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Related party transactions

Apart from the transactions as disclosed in notes 13 and 14, the Group entered into the following transactions with its related party during the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Management fee paid to Canhold International Limited	15,617	11,402

18.	Segment Information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Long-lived assets of the Group are located in PRC. Geographic information about the revenues and accounts receivable which are classified based on the location of the customers, is set out as follows:

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Net revenue	$	$

Hong Kong and China	21,433,716	20,434,138
Asia	4,356,175	2,225,364
Europe	17,314,386	4,817,798
North America	8,568,668	3,463,866
South America	213,233	265,610
Others	-	3,742

	51,886,178	31,210,518

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Segment information (Continued)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Accounts receivable	$	$

Hong Kong and China	3,789,289	5,545,244
Asia	736,762	262,743
Europe	6,903,057	1,857,294
North America	3,051,043	461,889
South America	9,184	-

	14,489,335	8,127,170

19.	Dividends

The directors had declared and now recommend the following dividend in respect of the period ended 30th September, 2007:

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Dividends	$	$

Interim dividend declared and paid : HK$1.33 per share	664,348	-

20.	Subsequent event

On October 20, 2007, the Company entered into a share exchange agreement with the shareholders of Hong Kong Highpower Technology, Inc., formally known as SRKP 11, Inc. Pursuant to the share exchange agreement (the “Exchange Agreement”) the Company agreed to exchange all of its outstanding shares for the issuance by Hong Kong Highpower Technology, Inc. of an aggregate of 14,798,328 shares. The Exchange Agreement closed on November 2, 2007, as a result of which the company became a wholly owned subsidiary of Hong Kong Highpower Technology, Inc.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

21.	Restatement

The Company has restated its financial statements for the nine months ended September 30, 2007 and 2006 to correct various accounting errors. The statements of cash flows for the three and nine months ended September 30, 2007 and the three months ended September 30, 2006 are not included because no restatement is made on those statements.

The Company adjusted reorganization cost, which had previously been accounted as a charge to additional paid-in capital, to fees and costs related to reorganization. Because of these corrections, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. The Company also adjusted its weighted average shares outstanding used in its Earnings per calculation to reflect its actual shares outstanding under US GAAP.

In addition, the Company reclassified sales by adjusting the revenues from the second-class batteries and sale of waste material from other income to sales and cost of goods sold, respectively.

Below are summaries of the financial statements revised by the restatements described above.

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (Continued)

Condensed Consolidated Statements of Operations
Three months ended September 30, 2007 (Unaudited)

	2007	2007	2007
	(As originally	(As restated)	(Effect of
	Reported)		adjustments)
	$	$	$

Net sales	19,574,160	19,879,829	305,669
Cost of sales	(17,269,784)	(17,269,784)	-

Gross profit	2,304,376	2,610,045	305,669
Depreciation	(31,532)	(31,532)	-
Selling and distributing costs	(631,203)	(631,203)	-
Administrative and other operating expenses	(920,690)	(920,690)	-

Income from operations	720,951	1,026,620	305,669
Other income	364,530	58,861	(305,669)
Interest expenses	(189,446)	(189,446)	-

Income before taxes	896,035	896,035	-
Income taxes	(57,916)	(57,916)	-

Net income for the period	838,119	838,119	-

Other comprehensive income
- Foreign currency translation gain	127,959	127,959	-

Comprehensive income	966,078	966,078	-

Earnings per share of common stock
- Basic and diluted	1.68	0.07	1.61

Weighted average number of common shares outstanding
- Basic and diluted	500,000	14,798,328	14,298,328

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (Continued)

Condensed Consolidated Statements of Operations
Three months ended September 30, 2006 (Unaudited)

	2006	2006	2006
	(As originally	(As restated)	(Effect of
	Reported)		adjustments)
	$	$	$

Net sales	13,571,303	13,571,303	-
Cost of sales	(11,956,237)	(11,956,237)	-

Gross profit	1,615,066	1,615,066	-
Depreciation	(19,347)	(19,347)	-
Selling and distributing costs	(468,283)	(468,283)	-
Administrative and other operating expenses	(639,736)	(639,736)	-

Income from operations	487,700	487,700	-
Other income	13,555	13,555	-
Interest expenses	(77,336)	(77,336)	-

Income before taxes	423,919	423,919	-
Income taxes	(31,785)	(31,785)	-

Net income for the period	392,134	392,134	-

Other comprehensive income
- Foreign currency translation gain	58,119	58,119	-

Comprehensive income	450,253	450,253	-

Earnings per share of common stock
- Basic and diluted	0.78	0.03	0.75

Weighted average number of common shares outstanding
- Basic and diluted	500,000	14,798,328	14,298,328

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (Continued)

Condensed Consolidated Statements of Operations
Nine months ended September 30, 2007 (Unaudited)

	2007	2007	2007
	(As originally	(As restated)	(Effect of
	Reported)		adjustments)
	$	$	$

Net sales	50,896,263	51,886,178	989,915
Cost of sales	(45,532,614)	(45,372,444)	160,170

Gross profit	5,363,649	6,513,734	1,150,085
Depreciation	(85,576)	(85,576)	-
Selling and distributing costs	(1,579,491)	(1,579,491)	-
Administrative and other operating expenses	(2,923,043)	(2,923,043)	-

Income from operations	775,539	374,549	1,150,085
Other income	1,282,809	292,894	(1,150,085)
Interest expenses	(438,086)	(438,086)	-

Income before taxes	1,620,262	1,620,262	-
Income taxes	(110,716)	(110,716)	-

Net income for the period	1,509,546	1,509,546	-

Other comprehensive income
- Foreign currency translation gain	391,428	391,428	-

Comprehensive income	1,900,974	1,900,974	-

Earnings per share of common stock
- Basic and diluted	3.02	0.13	(2.89)

Weighted average number of common shares outstanding
- Basic and diluted	500,000	14,798,328	14,298,328

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (Continued)

Condensed Consolidated Statements of Operations
Nine months ended September 30, 2006 (Unaudited)

	2006	2006	2006
	(As originally	(As restated)	(Effect of
	Reported)		adjustments)
	$	$	$

Net sales	31,210,518	31,210,518	-
Cost of sales	(26,146,521)	(26,146,521)	-

Gross profit	5,063,997	5,063,997	-
Depreciation	(54,837)	(54,837)	-
Selling and distributing costs	(1,049,943)	(1,049,943)	-
Administrative and other operating expenses	(1,458,683)	(1,458,683)	-

Income from operations	2,500,534	2,500,534	-
Fees and costs related reverse merger		(75,229)	(75,229)
Other income	43,820	43,820	-
Interest expenses	(168,843)	(168,843)	-

Income before taxes	2,375,511	2,300,282	(75,229)
Income taxes	(168,754)	(168,754)	-

Net income for the period	2,206,757	2,131,528	(75,229)

Other comprehensive income
- Foreign currency translation gain	122,552	122,552	-

Comprehensive income	2,329,309	2,254,080	(75,229)

Earnings per share of common stock
- Basic and diluted	4.41	0.15	(4.26)

Weighted average number of common shares outstanding
- Basic and diluted	500,000	14,798,328	14,298,328

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (Continued)

Condensed Consolidated Balance Sheet
September 30, 2007 (Unaudited)

	2007	2007	2007
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$

ASSETS
Current Assets :
Cash and cash equivalents	1,576,035	1,576,035	-
Restricted cash	4,053,585	4,053,585	-
Accounts receivable	14,489,335	14,489,335	-
Notes receivable	-	-
Prepaid expenses and other receivables	2,779,502	2,779,502	-
Advance to related parties	-	-
Inventories, net	14,939,809	14,939,809	-
Prepaid lease payments	55,443	55,443	-

Total Current Assets	37,893,709	37,893,709	-
Deferred tax assets	25,929	25,929	-
Plant and equipment, net	3,639,172	3,639,172	-
Leasehold land	2,716,724	2,716,724	-
Intangible asset	962,500	962,500	-

TOTAL ASSETS	45,238,034	45,238,034	-

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	19,241,449	19,241,449	-
Other payables accrued liabilities	2,391,144	2,391,144	-
Income tax payable	41,927	41,927	-
Bank borrowings	15,162,172	15,162,172	-

Total Current Liabilities	36,836,692	36,836,692	-

TOTAL LIABILITIES	36,836,692	36,836,692	-

COMMITMENTS AND CONTINGENCIES

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (Continued)

Condensed Consolidated Balance Sheet (continued)
September 30, 2007 (Unaudited)

	2007	2007	2007
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$

STOCKHOLDERS’ EQUITY
Common stock
Par value : US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 14,798,328 shares	64,317	1,480	(62,837)
Additional paid-in capital	(75,229)	62,837	138,066
Accumulated other comprehensive income	861,811	861,811	-
Retained earnings	7,550,443	7,475,214	75,229

TOTAL STOCKHOLDERS’ EQUITY	8,401,342	8,401,342	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	45,238,034	45,238,034	-

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (Continued)

Condensed Consolidated Balance Sheet
September 30, 2006 (Unaudited)

	2006	2006	2006
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$

ASSETS
Current Assets :
Cash and cash equivalents	488,070	488,070	-
Restricted cash	1,010,580	1,010,580	-
Accounts receivable	8,127,170	8,127,170	-
Notes receivable	76,764	76,764
Prepaid expenses and other receivables	2,612,091	2,612,091	-
Advance to related parties	634,161	634,161
Inventories, net	15,623,791	15,623,791	-
Prepaid lease payments	-	-	-

Total Current Assets	28,572,627	28,572,627	-
Deferred tax assets	8,443	8,443	-
Plant and equipment, net	3,154,660	3,154,660	-
Leasehold land	-	-	-
Intangible asset	-	-	-

TOTAL ASSETS	31,735,730	31,735,730	-

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	17,327,402	17,327,402	-
Other payables accrued liabilities	1,170,275	1,170,275	-
Income tax payable	122,710	122,710	-
Bank borrowings	5,950,626	5,950,626	-

Total Current Liabilities	24,571,013	24,571,013	-

TOTAL LIABILITIES	24,571,013	24,571,013	-

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (Continued)

Condensed Consolidated Balance Sheet
September 30, 2006 (Unaudited)

	2006	2006	2006
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$

STOCKHOLDERS’ EQUITY
Common stock
Par value : US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 14,798,328 shares	64,317	1,480	(62,837)
Additional paid-in capital	(75,229)	62,837	138,066
Accumulated other comprehensive income	470,383	861,811	391,428
Retained earnings	6,705,246	7,475,214	769,968

TOTAL STOCKHOLDERS’ EQUITY	7,164,717	8,401,342	1,236,625

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	31,735,730	45,238,034	13,502,304

HONG KONG HIGHPOWER TECHNOLOGY COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (continued)

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2006 (Unaudited)

	2006	2006	2006
	(As originally	(As restated)	(Effect of
	reported)		Adjustments)
	$	$	$
Cash flows from operating activities
Net income	2,206,757	2,131,528	(75,229)
Adjustments to reconcile net income to net cash flows
provided by operating activities :
Amortisation of intangible asset	-	-	-
Bad debts written off	22,425	22,425	-
Depreciation	217,266	217,266	-
Loss on disposal of plant and equipment	3,986	3,986	-
Income taxes	168,754	168,754	-

Changes in operating assets and liabilities :
Accounts receivable	(3,698,299)	(3,698,299)	-
Notes receivable	517,713	517,713	-
Prepaid expenses and other receivables	(634,879)	(634,879)	-
Inventories	(4,799,694)	(4,799,694)	-
Accounts payable	5,111,468	5,111,468	-
Other payables and accrued liabilities	(212,197)	(212,197)	-
Income tax payable	(213,125)	(213,125)	-

Net cash flows used in operating activities	(1,309,825)	(1,385,054)	(75,229)

Cash flows from investing activities
Acquisition of plant and equipment	(1,257,677)	(1,257,677)	-
Acquisition of leasehold land	-	-	-
Acquisition of intangible asset	-	-
Proceeds from disposal of plant and equipment	5,163	5,163
Cost of reorganization	(75,211)	-	75,211

Net cash flows used in investing activities	(1,327,725)	(1,252,514)	75,211

Cash flows from financing activities
Proceeds from new short-term bank loans	498,859	498,859	-
Repayment of short-term bank loans	(904,182)	(904,182)	-
Net advancement of other bank borrowings	4,368,526	4,368,526	-
Increase in restricted cash	(611,750)	(611,750)	-
Advance to related parties	(41,766)	(41,766)	-

Net cash flows provided by financing activities	3,309,687	3,309,687	-

Net increase in cash and cash equivalents	672,137	672,119	(18)
Effect of foreign currency translation on cash and cash equivalents	(1,081)	(1,063)	18
Cash and cash equivalents - beginning of period	467,440	467,440	-

Cash and cash equivalents - end of period	1,138,496	1,138,496	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Hong Kong Highpower Technology, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Co., Ltd. (referred to herein as “HKHT”), and HKHT’s wholly-owned subsidiary Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”). This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this report.

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

Revenue Recognition. The Company recognizes revenue when the goods are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probably, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales of goods represent the invoiced value of goods, net of sales returns, trade discount and allowances.

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

Foreign currency translation. The Group maintains its financial statements in the functional currency of the Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency (generally Renminbi) at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency are then translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment in other comprehensive income, a component of stockholders’ equity.

Results of Operations

Net sales for the three and nine months ended September 30, 2007 were $19.9 million and $51.9 million compared to $13.6 million and $31.2 million for the three and nine months ended September 30, 2006, an increase of 46.5% and 66.2%, respectively. The increase in net sales for the nine months ended September 30, 2007 over the nine months ended September 30, 2006 was due to a 34% increase in the average selling price of our battery units and a 24% increase in the number of battery units sold, including $989,915 for the sale of scrap batteries during the nine months ended September 30, 2007. The 34% increase in the average selling price of our battery units was due to our agreement with our major customers in March 2007 to adjust the selling prices of our batteries in accordance with the market price of nickel. Prior to March 2007, we fulfilled customer orders under fixed-price, long-term sales contracts under which the selling price of the batteries was determined according to nickel costs prior to the sharp increase in the cost of nickel which began at the end of fiscal 2006. Because after March 2007, we were able to adjust the sales price of our batteries based on the cost of nickel, the average unit selling price increased 34% increase during the nine months ended September 30, 2007 compared to the comparable period in 2006.

Cost of sales consists of the cost of nickel and other materials. Costs of sales were $45.4 million the nine months ended September 30, 2007 as compared to $26.1 million for the comparable period in 2006. As a percentage of net sales, cost of sales increased to 87.4% for the nine months ended September 30, 2007 compared to 83.8% for the comparable period in 2006. This was attributable to a 35% increase in the average per unit cost of goods sold during the nine months ended September 30, 2007 as compared to the comparable period in 2006, which resulted from a 100% increase in the average cost of nickel during the nine months ended September 30, 2007 compared to the comparable period in 2006.

Gross profit for the three and nine months ended September 30, 2007 was $2.6 million and $6.5 million, or 13.1% and 12.6% of net sales, compared to $1.6 million and $5.1million, or 11.9% and 16.2% of net sales, respectively, for the comparable periods in 2006. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the nine months ended September 30, 2007 is primarily due to increases in the price of nickel which we did not pass along to our customers for a portion of 2007 due to our fixed-price sales contracts.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We also intend to start a line of Lithium Polymer batteries to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel.

Selling and distribution costs were $631,000 and $1.6 million for the three and nine months ended September 30, 2007, respectively, compared to $468,000 and $1.0 million for the respective comparable periods in 2006. The increase was due to the expansion of our market share, which increased 2% in terms of the worldwide market in volume and 1.5% in terms of worldwide market value in the nine months ended September 30, 2007 over the comparable 2006 period.

Administrative and other operating expenses were $921,000 and $2.9 million, or 4.6% and 5.6% of net sales, for the three and nine months ended September 30, 2007, respectively, compared to $640,000 and $1.5 million, or 4.7% and 4.7% of net sales, for the respective comparable periods in 2006. The increase as a percentage of net sales was primarily due to increased labor costs and the devaluation of the U.S. Dollar relative to the RMB over the periods. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. Labor costs increased $80,000 and $320,000 for the three and nine months ended September 30, 2007, respectively, over the comparable periods in 2006 due to the expansion of our technician and marketing team to expand our market share. Devaluation costs increased $140,000 and $340,000 for the three and nine months ended September 30, 2007, respectively, over the comparable periods in 2006.

Other income from operations, which consists of bank interest income, other interest income, and sundry income, was $59,000 and $133,000 for the three and nine months ended September 30, 2007, as compared to $14,000 and $44,000 for the three nine months ended September 30, 2006. The increase in other income for the three months ended September 30, 2007 over the three months ended September 30, 2006 resulted form a $21,000 increase in bank interest income, a $16,000 increase in other interest income and an $8,000 increase in sundry income. The increase in other income for the nine months ended September 30, 2007 over the nine months ended September 30, 2006 resulted form a $30,000 increase in bank interest income, a $19,000 increase in other interest income and a $40,000 increase in sundry income.

Interest expenses were $189,000 and $438,000 for the three and nine months ended September 30, 2007, respectively, as compared to $77,000 and $169,000 for the respective comparable periods in 2006. The increase was primarily due to higher borrowing levels. We increased our borrowings by $3.8 million and $10.0 million in the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006. Increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

During the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $58,000 and $111,000, respectively, as compared to $32,000 and $169,000 for the respective comparable periods in 2006. The increase for the three months ended September 30, 2007 over the three months ended September 30, 2006 resulted from a decrease in our profit margin, while the decrease in taxes for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 was a result of a decrease in our net income profit margin.

Net income for the three and nine months ended September 30, 2007 was $838,000 and $1.5 million, respectively, compared to a net income of $392,000 and $2.1 million for the respective comparable periods in 2006.

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

For the nine months ended September 30, 2007, net cash provided by operating activities was approximately $400,000, as compared to $1.3 million for the comparable period in 2006. The decrease in net cash provided by operating activities is primarily attributable to the collection of outstanding accounts receivable.

Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2007 compared to $785,000 for the comparable period in 2006. The increase of cash used in investing activities was primarily attributable to the acquisition of land equity in HuiZhou and the procurement of the Ovonic patent license. Net cash provided by financing activities was $5.9 million for the nine months ended September 30, 2007 as compared to $3.3 million for the comparable period in 2006. The increase in net cash provided by financing activities was attributable to an increase of bank borrowings of $2.6 million in 2007.

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

New Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year if the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company did not early adopt SFAS 159. Although the Company will continue to evaluate the provisions of SFAS 159, management currently does not believe the adoption of SFAS 159 will have a material impact on the Company’s consolidated financial statements.

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 51.2%, 37.4%, and 35.2% of our net sales in the nine months ended September 30, 2007 and in the years ended December 31, 2006 and 2005, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

Hong Kong Highpower Technology, Inc.

Dated: April 24, 2008	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer