Form 10-Q
period 2008-03-31
Hong Kong Highpower Technology, Inc.
filed 2008-05-15
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.: 000-52103

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111,
People’s Republic of China
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

(86) 755-89686238
(COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant had 20,478,090 shares of common stock, par value $0.001 per share, outstanding as of May 15, 2008.

HONG KONG HIGHPOWER TECHNOLOGY, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2008

Part I. Financial Information

Item 1. Financial Statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	1,716,864	1,489,262
Restricted cash	4,825,030	5,453,650
Accounts receivable, net	15,881,092	15,906,175
Notes receivable	732,249	386,482
Prepaid expenses and other receivables – Note 7	3,535,281	2,501,796
Inventories, net – Note 8	15,869,431	14,371,289

Total Current Assets	42,559,947	40,114,054
Currency forwards – Note 6	29,102	-
Deferred tax assets – Note 5	37,596	28,277
Deposit paid for acquisition of machinery	1,364,088	1,115,123
Plant and equipment, net – Note 9	3,933,139	3,789,382
Leasehold land	3,021,907	2,928,495
Intangible asset – Note 10	937,500	950,000

TOTAL ASSETS	51,883,279	48,919,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	20,716,101	19,561,118
Other payables and accrued liabilities – Note 11	2,659,425	2,320,956
Income taxes payable	260,001	73,768
Bank borrowings – Note 12	15,742,319	15,410,542

Total Current Liabilities	39,377,846	37,366,384

TOTAL LIABILITIES	39,377,846	37,366,384

COMMITMENTS AND CONTINGENCIES – Note 14

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$

STOCKHOLDERS’ EQUITY
Preferred stock
Par value: US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding:
2008 and 2007: 20,478,090 shares	2,048	2,048
Additional paid-in capital	2,765,102	2,765,102
Accumulated other comprehensive income	1,397,352	1,157,872
Retained earnings	8,340,931	7,628,525

TOTAL STOCKHOLDERS’ EQUITY	12,505,433	11,553,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	51,883,279	48,919,931

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Net sales	17,831,562	11,539,505
Cost of sales	(15,123,264)	(10,483,090)

Gross profit	2,708,298	1,056,415
Depreciation – Notes 2 and 9	(49,371)	(25,804)
Selling and distributing costs	(414,023)	(473,086)
Administrative and other operating expenses	(1,274,583)	(1,007,632)

Income (loss) from operations	970,321	(450,107)
Change in fair value of currency forwards - Note 6	29,102	-
Other income - Note 3	104,534	41,670
Interest expense – Note 4	(206,750)	(137,475)

Income before income taxes	897,207	(545,912)
Income taxes - Note 5	(166,880)	43,249

Net income (loss)	730,327	(502,663)

Other comprehensive income
Foreign currency translation gain	232,085	125,353

Comprehensive income (loss)	962,412	(377,310)

Income (loss) per common share
- Basic and diluted	0.04	(0.03)

Weighted average common shares outstanding
- Basic and diluted	20,478,090	14,798,328

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income (loss)	730,327	(502,663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities :
Amortization of intangible asset	12,500	12,500
Depreciation	154,795	46,275
Change in fair value of currency forwards	(29,102)	-
Loss on disposal of plant and equipment	17,122	-

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	525,593	828,676
Notes receivable	(342,368)	76,567
Prepaid expenses and other receivables	(996,072)	(1,172,155)
Inventories	(1,026,330)	1,447,094
Increase (decrease) in -
Accounts payable	524,183	(163,069)
Other payables and accrued liabilities	386,796	643,313
Income taxes payable	348,391	(115,408)

Net cash provided by operating activities	305,835	1,101,130

Cash flows from investing activities
Acquisition of plant and equipment	(202,236)	(342,788)
Deposit paid for acquisition of machinery	(248,965)	-

Net cash used in investing activities	(451,201)	(342,788)

Cash flows from financing activities
Proceeds from (repayment of) short-term bank loans	(3,925,349)	200,040
Net advancement (repayment) of other bank borrowings	3,466,660	(298,671)
Increase (decrease) in restricted cash	792,237	(285,944)
Advance to related parties	-	(537,737)

Net cash provided (used in) by financing activities	333,548	(922,312)

Net increase (decrease) in cash and cash equivalents	188,182	(163,970)
Effect of foreign currency translation on cash and cash equivalents	39,420	6,377
Cash and cash equivalents - beginning of period	1,489,262	488,070

Cash and cash equivalents - end of period	1,716,864	330,477

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Stated in US Dollars)

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	206,750	137,475
Income taxes	28,756	19,611

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation

Hong Kong Highpower Technology, Inc. (formerly SRKP 11, Inc., or “SRKP 11”) was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire.

On October 20, 2007, SRKP 11 entered into a share exchange agreement (the “Exchange Agreement”) with Hong Kong Highpower Technology Company Limited (“HKHTC”), which was incorporated in Hong Kong on July 4, 2003 under the Hong Kong Companies Ordinance. HKHTC was organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries.

As used herein, the “Company” refers to Hong Kong Highpower Technology, Inc. and its wholly-owned subsidiaries, HKHTC, Shenzhen Highpower Technology Co., Ltd. (“SZ Highpower”) and HZ Highpower Technology Co., Ltd. (“HZ Highpower”), unless the context indicates otherwise.

Pursuant to the Exchange Agreement, SRKP 11 agreed to issue shares of its common stock in exchange for all of the issued and outstanding securities of HKHTC. On November 2, 2007, upon the closing of the Exchange Agreement, SRKP 11 issued an aggregate of 14,798,328 shares of its common stock to the shareholders of HKHTC in exchange for all of the issued and outstanding securities of HKHTC. The shares of Company common stock were issued to shareholders of HKHT pro rata in proportion to their percentage ownership interest in HKHT. The 14,798,328 shares of common stock issued to the shareholders of HKHTC in conjunction with this transaction have been presented as outstanding for all periods presented. In addition, immediately prior to the closing of the Exchange Agreement, SRKP 11 and certain of its stockholders agreed to cancel an aggregate of 2,556,602 shares of outstanding common stock, as a result of which there were 2,843,398 shares of common stock outstanding immediately prior to the share exchange transaction.

On November 2, 2007, concurrently with the close of the Exchange Agreement, the Company received gross proceeds of $3,120,000 in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 2,836,364 shares of common stock at $1.10 per share. The investors in the Private Placement also entered into lock-up agreements pursuant to which they agreed not to sell their shares until 90 days after the Company’s common stock is listed or quoted on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, when one-tenth of their shares are released from the lock-up agreement, after which their shares will automatically be released from the lock-up agreement on a monthly basis pro rata over a nine-month period. After commissions and expenses, the Company received net proceeds of approximately $2,738,000 from the Private Placement. The Company agreed to file a registration statement covering the common stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. The Company has complied with the requirement.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation (continued)

Immediately after the closing of the Exchange Agreement and Private Placement, the Company had 20,478,090 shares of common stock issued and outstanding. Upon the closing of the Exchange Agreement, the shareholders of HKHTC and their designees owned approximately 72.3% of the Company’s issued and outstanding common stock, the pre-existing shareholders of the Company owned approximately 13.9% of the Company’s issued and outstanding common stock, and the investors in the Private Placemen owned 13.8% of the Company’s issued and outstanding common stock. Therefore, although HKHTC became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization in the form of a reverse merger of HKHTC, whereby HKHTC was deemed to be the accounting acquirer and was deemed to have retroactively adopted the capital structure of SRKP 11. Since the transaction was accounted for as a reverse merger, the accompanying consolidated financial statements reflect the historical consolidated financial statements of HKHTC for all periods presented, and do not include the historical financial statements of SRKP 11. All costs associated with the reverse merger transaction were expensed as incurred.

In December 2005, HKHTC underwent a group reorganization (the “Reorganization”), which was approved by authorized institutions, pursuant to which it acquired all of the outstanding common stock of SZ Highpower from its then existing stockholders, Pan Dangyu, Li Kai Man, Li Wenliang and Ma Wenwei (the “Stockholders”). SZ Highpower was incorporated on October 8, 2002 in the People’s Republic of China.

The above-mentioned Stockholders were the common stockholders for both HKHTC and SZ Highpower. The acquisition was financed by a short-term loan bearing interest of $75,229 (equivalent to HK$584,000), which was charged to operations. The transaction was accounted for as a corporate reorganization of entities under common control.

As a result of the Reorganization in 2005, SZ Highpower became the wholly-owned subsidiary of HKHTC and became HKHTC’s main operating business.

In January 2008, HKHTC capitalized its newly-formed, wholly-owned subsidiary, HZ Highpower, with a cash investment of $749,971. HZ Highpower had not commenced any business activities at March 31, 2008.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Comparative amounts

Certain comparative amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity, or net income (loss).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Concentrations of credit risk (continued)

For three months period ended March 31, 2008, the Company had two major customers, with one representing 24% of sales and the other representing 13% of sales; accounts receivable from these customers at March 31, 2008 were $4,445,455 and $4,185,339, respectively. For three months period ended March 31, 2007, the Company had two major customers, with one representing 13% of sales and the other representing 12% of sales; accounts receivable from these customers at March 31, 2007 were $3,972,676 and $2,377,102, respectively.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

Restricted cash

Certain cash balances are held as security for short-term bank borrowings and are classified as restricted cash in the Company’s balance sheet.

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

The Company did not experience any bad debts during the three months ended March 31, 2008 and 2007.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes. During the three months ended March 31, 2008 and 2007, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $6,937 and $60,000 for the three months ended March 31, 2008 and 2007, respectively. Generally, waste materials on hand at the end of a year are nominal.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Intangible Assets and Long-Lived Assets

SFAS No. 142, goodwill and other intangible assets (“SFAS 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  Accordingly, the consumer battery license is being amortized over its useful life of 20 years.  The Company does not have any goodwill.

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets (“SFAS 144”)”. SFAS 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business.  Pursuant to SFAS 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists.  In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.  The Company reports an impairment cost as a charge to operations at the time it is recognized.

There was no impairment of long-lived assets for the three months ended March 31, 2008 and 2007.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resales by customers. The Company has no incentive programs.

Advertising and promotion expenses

Advertising and promotion expenses are charged to expense as incurred.

Advertising and promotion expenses, which are included in selling and distributing costs, were not material for the three months ended March 31, 2008 and 2007.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has also adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

Comprehensive income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	March 31, 2008	March 31,2007

Quarter end RMB : US$ exchange rate	7.1058	7.7232
Average quarterly RMB : US$ exchange rate	7.1986	7.7500

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

Earnings per share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. The weighted average number of shares represents the common stock outstanding during the periods, as adjusted retroactively to reflect the November 2007 recapitalization as described at Note 1. As the Company did not have any common stock equivalents during such periods, basic and diluted earnings per share were the same for all periods presented.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008. In late February 2008, the Company purchased currency forwards to arbitrage the Dollar/RMB relationship. The Company used level one fair value inputs to determine the value the currency forwards (see Note 6). Level 1 fair value inputs include quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other pronouncements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other income

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Bank interest income	38,013	1,984
Other interest income	10,717	-
Sundry income	55,804	39,686

	104,534	41,670

4.	Interest expense

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Interest on trade related bank loan	183,981	125,765
Interest on short-term bank loans	22,769	11,710

	206,750	137,475

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income taxes

The components of the provision for income taxes are:

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

PRC income taxes	166,880	(43,249)

	166,880	(43,249)

The major components of deferred tax recognized in the consolidated balance sheets as of March 31, 2008 and December 31, 2007 are as follows:

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$

Temporary difference on:
Reorganization of expenses	(32,909)	(24,527)
Accelerated tax depreciation on intangible asset	(4,687)	(3,750)

Deferred tax assets, net	(37,596)	(28,277)

Presented in the balance sheet:
Net deferred tax assets	(37,596)	(28,277)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of March 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Derivative instruments

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$

Currency forwards (notional amount $5 million)	29,102	-

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. In late February 2008, the Company entered in a series of currency hedges totaling a notional amount US$5,000,000 expiring from October 2008 to February 2009. The foreign currency forwards provide for potential losses to the Company if the dollar weakens below an average rate of 6.5 RMB to the US Dollar. The Company would have gains if the US Dollar strengthens against the RMB. Settlement of the notional amounts will be made 20% each month starting in October 2008 and ending in February 2009.

7.	Prepaid expenses and other receivables

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$

Purchase deposits paid	642,523	264,138
Advance to staff	-	74,502
Other deposits and prepayments	735,681	147,503
Value-added tax prepayment	1,170,693	1,103,063
Other receivables	986,384	912,590

	3,535,281	2,501,796

8.	Inventories

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$

Raw materials	5,196,545	4,507,255
Work in progress	1,994,710	1,694,997
Finished goods	8,322,631	8,101,083
Consumables	59,557	49,197
Packing materials	295,988	18,757

	15,869,431	14,371,289

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Plant and equipment

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$
Cost
Furniture, fixtures and office equipment	699,233	643,196
Leasehold improvement	151,299	146,622
Machinery and equipment	4,210,731	3,940,847
Motor vehicles	355,064	344,088

	5,416,327	5,074,753

Accumulated depreciation
Furniture, fixtures and office equipment	249,010	211,342
Leasehold improvement	122,994	100,864
Machinery and equipment	950,927	834,206
Motor vehicles	160,257	138,959

	1,483,188	1,285,371

Net
Furniture, fixtures and office equipment	450,223	431,854
Leasehold improvement	28,305	45,758
Machinery and equipment	3,259,804	3,106,641
Motor vehicles	194,807	205,129

	3,933,139	3,789,382

The components of depreciation charged are:

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Included in factory overheads	105,424	82,014
Included in operating expenses	49,371	25,804

	154,795	107,818

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Plant and equipment (continued)

The components of depreciation charged are:

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Included in factory overheads	105,424	82,014
Included in operating expenses	49,371	25,804

	154,795	107,818

10.	Intangible asset

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	62,500	50,000

Net	937,500	950,000

Amortization expense included in selling and distributing costs for the three months ended March 31, 2008 and 2007 was $12,500.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Intangible asset (continued)

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the three months ended March 31, 2008, the Company recorded a total of approximately $111,753 as royalty expense, which was included in selling and distributing costs in the statement of operations. At March 31, 2008, accrued royalty fees payable was $1,438,779 (see Note 11).

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

11.	Other payables and accrued liabilities

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$

Accrued expenses	866,607	765,760
Accrued staff welfare	-	90,316
Royalty payable	1,438,779	1,327,026
Sales deposits received	319,337	136,295
Other payables	34,702	1,559

	2,659,425	2,320,956

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Bank borrowings

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$
Secured:
Repayable within one year
Short term bank loans	281,460	2,454,838
Other trade related bank loans	15,460,859	12,955,704

	15,742,319	15,410,542

As of March 31, 2008, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $4,825,030 which is included in restricted cash on the balance sheet;

(b)	personal guarantee executed by the directors of the Company;

(c)	the legal charge over leasehold land with carrying amount $3,021,907 (see Note 9); and

(d)	other financial covenant:

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $10,910,330. The Company was in compliance with this requirement at March 31, 2008.

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at March 31, 2008 ranged from 5.508% to 6.804% per annum.

The interest rates of short term bank loans were at 6.804% per annum at March 31, 2008.

13.	Pension plans

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $94,518 and $88,347 for the three months ended March 31, 2008 and 2007, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Commitments and contingencies

Operating leases commitments

The Group leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of March 31, 2008 are as follows:

Period ending March 31,	$

2008	616,173
2009	804,868
2010	378,607

1,799,648

Rent expense for the three months ended March 31, 2008 and 2007 was $32,534 and $112,627, respectively.

Capital commitments

The Group has the following capital commitments as of March 31, 2008:

$

Purchase of plant and equipment	121,446

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

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$

Bills discounted	68,650	106,378

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Segment Information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS No. 131, “ Disclosures about Segments of an Enterprise and Related Information ”.

Long-lived assets of the Group are located in the PRC. Geographic information about the revenues and accounts receivable which are classified based on the location of the customers is set out as follows:

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Net revenue	$	$

Hong Kong and China	6,247,148	6,649,353
Asia	1,064,813	908,276
Europe	7,621,260	2,460,312
North America	2,849,549	1,491,486
South America	6,838	-
Others	41,954	30,078

	17,831,562	11,539,505

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
Accounts receivable	$	$

Hong Kong and China	4,527,169	4,258,010
Asia	997,435	1,023,284
Europe	6,590,811	6,761,615
North America	3,765,677	3,863,266
South America	-	-

	15,881,092	15,906,175

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

Overview

HKHT was incorporated in Hong Kong in 2003. HKHT operates its business primarily through its wholly-owned subsidiary, Shenzhen Highpower Technology Co., Ltd., a company organized under the laws of the PRC. Shenzhen Highpower was founded in 2001.

On October 20, 2007, SRKP 11, Inc., a Delaware corporation (“SRKP 11”), entered into a share exchange agreement (the “Exchange Agreement”), with HKHT and its shareholders, pursuant to which these shareholders would transfer all of the issued and outstanding securities of HKHT to SRKP 11 in exchange for 14,798,328 shares of SRKP 11’s common stock. On November 2, 2007, the Share Exchange closed and HKHT became a wholly-owned subsidiary of SRKP 11, which immediately changed its name to “Hong Kong Highpower Technology, Inc.” A total of 14,798,328 shares were issued to the former shareholders of HKHT.

In addition, on November 2, 2007, concurrently with the close of the Share Exchange, we conducted a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of Common stock at $1.10 per share. As a result, we received gross proceeds in the amount of $3.12 million.

Through Shenzhen Highpower, we manufacture Nickel Metal Hydride (“Ni-MH”) rechargeable batteries for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

In January 2008, we formed a new wholly-owned subsidiary, HZ Highpower Technology Co. (“HZ Highpower”) located in the East Lake New Technology Development zone in the PRC through which we will manufacture Ni-MH rechargeable batteries. HZ Highpower has not yet commenced business operations. We expect that HZ Highpower will commence operations in the fourth quarter of 2009.

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

Accounts receivable. Accounts receivable are stated at the original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that we will not be able to collect all amounts due according to the original terms of receivables. Bad debts are written off when identified. We extend unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. We do not accrue interest on trade accounts receivable.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes. Our production process results in a minor amount of waste materials. We do not record a value for the waste in its cost accounting. We record proceeds on an as realized basis, when the waste is sold. We offset the proceeds from the sales of waste materials as a reduction of production costs.

Revenue recognition. We recognize revenue when the goods are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales of goods represent the invoiced value of goods, net of sales returns, trade and allowances.

We do not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resales by the customer. We have no incentive programs.

Income taxes. We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Results of Operations

Net sales for the three months ended March 31, 2008 were $17.8 million compared to $11.5 million for the three months ended March 31, 2007, an increase of 54.5%. This increase was largely due to a 24% increase in the average selling price of our battery units, which we were able to implement due to an agreement with our major customers permitting us to raise the prices on our battery products in accordance with the cost of nickel and exchange rate between the U.S. Dollar and RMB, and a 24.4% increase in the number of battery units sold and $91,000 for the sale of scrap batteries during three months ended March 31, 2008. The 24% increase in the average selling price of our battery units was due to The 24.4% increase in the number of battery units sold was due to increased orders from our major customers, Energizer Battery Manufacturing, Inc. and Uniross Batteries (HK) Ltd.

Cost of sales consists of the cost of nickel and other materials. Costs of sales were $15.1 million the three months ended March 31, 2008 as compared to $10.5 million for the comparable period in 2007. As a percentage of net sales, cost of sales decreased to 84.8% for the three months ended March 31, 2008 compared to 90.8 % for the comparable period in 2007. This decrease was attributable to a 24% increase in the average selling price of our battery units during the three months ended March 31, 2008 over three months ended March 31, 2007, offset by a 16% increase in the average per unit cost of goods sold during three months ended March 31, 2008 as compared to the comparable period in 2007 due to the devaluation of the U.S. Dollar relative to the RMB.

Gross profit for the three months ended March 31, 2008 was $2.7million, or 15.2% of net sales, compared to $1.1 million, or 9.2% of net sales, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the three months ended March 31, 2008 is primarily due to the 24% increase in the average selling price of our battery units.

Selling and distribution costs were $414,000 for the three months ended March 31, 2008 compared to $473,000 for the comparable period in 2007. The decrease was due to a decrease in commissions that we paid to sales representatives and sales offices in an effort to stimulate the sales market.

Administrative and other operating expenses were $1.3 million, or 7.1% of net sales, for the three months ended March 31, 2008, compared to $1.0 million, or 8.7% of net sales, for the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The decrease as a percentage of net sales was due to a decrease in labor and other costs and is offset by the devaluation of the U.S. Dollar relative to the RMB over the period, which caused a 698% increase in exchange losses during the three months ended March 31, 2008 as compared to the comparable period in 2007. Labor costs decreased $71,000 for the three months ended March 31, 2008 over the comparable period in 2007 due to the adjustment of our technician and marketing team. Devaluation costs increased $433,000 for the three months ended March 31, 2008 over the comparable period in 2007. To cope with devaluation of the U.S. Dollar relative to the RMB, we adjust the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB and engage in currency hedging, due to which we experienced a $29,000 gain on the fair value of our currency forwards in the three months ended March 31 2008.

Interest expenses were $207,000 for the three months ended March 31, 2008, as compared to $137,000 for the comparable period in 2007. The increase was primarily due to both higher borrowing levels and higher interest rate. We increased our borrowings by approximately $334,000 in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $105,000, for the three months ended March 31, 2008, as compared to $42,000 for the three months ended Mach 31, 2006, an increase of 150.9%. The increase was due to a $36,000 increase in bank interest income, an $11,000 increase in other interest income and a $16,000 increase in sundry income.

During the three months ended March 31, 2008, we recorded a provision for income taxes of $167,000, as compared to a credit of $43,000 for the comparable period in 2007. The decrease was a result of an increase in our net income profit margin.

Net income for the three months ended March 31, 2008 was $730,000, compared to a net loss of $503,000 million for the comparable period in 2007.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of March 31, 2008, we had in place general banking facilities with five financial institutions aggregating $28.92 million. The maturity of these facilities is generally up to one year. The facilities are subject to annual review and approval. These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of March 31, 2008, we had utilized approximately $15.74 million under such general credit facilities and had available unused credit facilities of $13.18 million.

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

For the three months ended March 31, 2008, net cash provided by operating activities was approximately $306,000, as compared to approximately $1.1 million for the comparable period in 2007. The decrease in net cash provided by operating activities is primarily attributable to an increase in inventory levels.

Net cash used in investing activities was $451,000 for the three months ended March 31, 2008 compared to $1.3 million for the comparable period in 2007. The decrease of cash used in investing activities was primarily attributable to the acquisition of land equity in HuiZhou for the comparable period in 2007. Net cash provided by financing activities was $334,000 for the three months ended March 31, 2008 as compared to net cash used by financing activities of $922,000 for the comparable period in 2007. The increase in net cash provided by financing activities was attributable to an increase in bank borrowings of approximately $334,000 in 2008.

For the three months ended March 31, 2008, our inventory turnover was 1.0 times, as compared to 0.7 times at March 31, 2007. The average days outstanding of our accounts receivable at March 31, 2008 were 80 days, as compared to 51 days at March 31, 2007. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $2.0 million.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other pronouncements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. However, approximately 75% of our sales are made in US Dollars. During the three months ended March 31, 2008, the exchange rate of the RMB to the US Dollar increased approximately 4.2% from the level at the end of December 31, 2007. This fluctuation resulted in a slight increase in our material costs during the three months ended March 31, 2008. A future appreciation of the RMB against the US Dollar would increase our costs when translated into US Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the US Dollar. Exchange rate fluctuations may also affect the value, in US Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US Dollar receivables and sales. In late February 2008, the Company entered in a series of currency hedges totaling a notional amount US$5,000,000 expiring from October 2008 to February 2009. The foreign currency forwards provide for potential losses to the Company if the dollar weakens below an average rate of 6.5 RMB to the US Dollar. The Company would have gains if the US Dollar strengthens against the RMB. Settlement of the notional amounts will be made 20% each month starting in October 2008 and ending in February 2009.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2008.

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

Not applicable.

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

We have a limited operating history. We were established in GuangZhou, China in 2001 and commenced operations in Shenzhen in 2002. Our limited operating history may not provide a meaningful basis for an investor to evaluate our business, financial performance and prospects. We may not be able to:

•	maintain our leading position in the Ni-MH battery market;

•	retain existing customers or acquire new customers;

•	diversify our revenue sources by successfully developing and selling our products in the global battery market and other markets;

•	keep up with evolving industry standards and market developments;

•	respond to competitive market conditions;

•	maintain adequate control of our expenses;

•	manage our relationships with our suppliers;

•	attract, train, retain and motivate qualified personnel; or

•	protect our proprietary technologies.

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 67.5% and 44.6% of our net sales in the three months ended March 31, 2008 and 2007, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of March 31, 2008, we have registered two trademarks as used on our battery products, one in English and in the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of March 31, 2008, we held four Chinese patents and had three Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of March 31, 2008, we had approximately 2,480 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China;

•	fluctuation and unpredictability of costs related to the raw material used to manufacture our products;

•	seasonality of our business;

•	changes in the laws of the PRC that affect our operations;

•	competition from our competitors; and

•	Our ability to obtain necessary government certifications and/or licenses to conduct our business.

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

Our principal operating subsidiary, Shenzhen Highpower Technology Co., Ltd, (“Shenzhen Highpower”) is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

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

Our operating subsidiary, Shenzhen Highpower, is subject to a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in the Shenzhen Special Economic Zone. From 2005 to 2007, Shenzhen Highpower enjoyed a preferential income tax rate of 7.5% due to its status as a new business and high-tech enterprise. That status expired on December 31, 2007. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to us at this time. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, could increase our tax liabilities and reduce our net income.

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

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

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

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which include:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document

21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Hong Kong Highpower Technology, Inc.

Dated: May 15, 2008	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	Yu Zhi Qui
	By:	Yu Zhi Qui
	Its:	Chief Financial Officer