Form 10-K/A
period 2007-12-31
Hong Kong Highpower Technology, Inc.
filed 2008-06-16
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Hong Kong Highpower Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on April 11, 2008 (the “Original Filing”), to amend Items 6, 7 and 8 Part II due to the reclassification of certain expenses in the Company’s statements of operations for the years ended December 31, 2007, 2006 and 2005. This Amendment No. 1 amends only the items of the Original Filing as specified above and amends those items solely to reflect the changes described above, and all other portions of the Company’s Original Filing remain in effect and have not been amended to reflect events and developments since the original April 11, 2008 filing date.  In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-K/A sets forth the complete text of Items 6, 7 and 8 of Part II of the Registrant’s Form 10-K for the year ended December 31, 2007, as amended, and also includes new Rule 13a-14(a)/15d-14(a) and Rule 13a-14(b)/15d-14(b) certifications as Exhibits 31.1, 31.2, and 32.1.

PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from the Company’s audited consolidated financial statements, except for data as of and for the year ended December 31, 2003. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K/A.

Consolidated Statements of Operations	Year Ended December 31,
	2007	2006	2005	2004	2003
					(unaudited)
	(in thousands)
Net sales	$73,262	$44,376	$25,010	$10,956	$3,599

Cost of sales	(63,791)	(36,959)	(20,757)	(9,306)	(3,290)

Gross profit	9,471	7,417	4,253	1,651	309

Depreciation	(121)	(80)	(46)	(25)	(10)

Selling and distribution costs	(2,096)	(1,634)	(857)	(641)	(61)

General and administrative costs	(3,461)	(1,960)	(854)	(549)	(181)

Loss on exchange rate difference	(855)	(199)	-	-	-

Fees and costs related to reorganization	(582)	(75)	-	-	-

Income from operations	2,357	3,468	2,496	435	57

Other income	149	59	58	33	-

Interest expense	(696)	(254)	(55)	(10)	-

Income before taxes	1,809	3,273	2,499	458	57

Income taxes	(145)	(241)	(188)	17	-

Net income	$1,664	$3,032	$2,311	$475	$57

Net income per common share – basic and diluted	$0.11	$0.20	$0.16	$0.03	$0.00

Weighted average common shares outstanding – basic and diluted	15,731,988	14,798,328	14,798,328	14,798,328	14,798,328

Dividends declared per common share	$0.045	-	-	-	-

Consolidated Balance Sheets	As of December 31,
	2007	2006	2005	2004	2003
					(unaudited)
	(in thousands)

Current Assets	$40,167	$28,573	$12,851	$6,322	$1,910
Total Assets	48,920	31,736	14,585	7,378	2,317
Current Liabilities	37,366	24,571	10,728	5,907	2,056
Total Liabilities	37,366	24,571	10,728	5,907	2,140
Total Stockholders’ Equity	11,554	7,165	3,857	1,472	177

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

In addition, on November 2, 2007, concurrently with the close of the Share Exchange, we conducted a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of Common stock at $1.10 per share. As a result, we received gross proceeds in the amount of $3.1 million.

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

Pursuant to the terms of the Share Exchange, we agreed to register a total of 2,843,398 shares of common stock held by our stockholders immediately prior to the Share Exchange. Of these 2,843,398 shares, 1,307,963 shares are covered by a resale registration statement filed in connection with the Private Placement (described below), originally filed with the Securities and Exchange Commission on November 13, 2007, and 1,535,435 shares, which are held by affiliates of WestPark Capital, Inc. (“WestPark”), are to be included in a subsequent registration statement filed by us within ten days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. WestPark acted as the placement agent in the Private Placement.

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

Private Placement

On November 2, 2007, concurrently with the close of the Share Exchange, we received gross proceeds of $3.1 million in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of common stock at $1.10 per share. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until ninety (90) days after our common stock begins to be listed or quoted on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, when one-tenth of their shares are released from the lock up, after which their shares will automatically be released from the lock up on a monthly basis pro rata over a nine month period. After commissions and expenses related to the Private Placement, we received net proceeds of approximately $2,738,000 in the Private Placement.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2007, 2006 and 2005 (U.S. dollars):

	Year Ended December 31,
	2007	2006	2005
	(in thousands)

Net sales	$73,262	$44,376	$25,010

Cost of sales	(63,791)	(36,959)	(20,757)

Gross profit	9,471	7,417	4,253

Depreciation	(121)	(80)	(46)

Selling and distribution costs	(2,096)	(1,634)	(857)

General and administrative costs	(3,461)	(1,960)	(854)

Loss on exchange rate difference	(855)	(199)	-

Fees and costs related to reorganization	(582)	(75)	-

Income from operations	2,357	3,468	2,496

Other income	149	59	58

Interest expense	(696)	(254)	(55)

Income before taxes	1,809	3,273	2,499

Income taxes	(145)	(241)	(188)

Net income	$1,664	$3,032	$2,311

Net income per common share – basic and diluted	$0.11	$0.20	$0.16

Weighted average common shares outstanding – basic and diluted	15,731,988	14,798,328	14,798,328

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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only supplementally. EBITDA is calculated as follows for the periods presented:

	Years Ended December 31
	2007	2006	2005
	$	$	$
Net income	1,663,690	3,032,327	2,311,031
Interest expense	696,132	253,617	54,971
Income taxes	145,458	240,487	187,634
Depreciation	560,073	343,841	182,307
Amortization	50,000	-	-
EBITDA	3,115,353	3,870,272	2,735,943

The decrease in EBITDA for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was due in part to the increased costs of nickel in 2007, which we could not immediately pass along to our customers in 2007 through higher battery prices due to fixed-priced contracts. EBITDA for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was also negatively impacted by fees and costs related to the reorganization of $582,269 in 2007, as compared to $75,229 in 2006, and loss on exchange rate difference of $854,873 in 2007, as compared to $199,231 in 2006.

Years ended December 31, 2007 and 2006

Net sales for year the ended December 31, 2007 were $73.3 million compared to $44.4 million for the year ended December 31, 2006, an increase of 65.1%. The increase in net sales for the year ended December 31, 2007 over the year ended December 31, 2006 was due to a 31% increase in the average selling price of our battery units and a 26% increase in the number of battery units sold, including $160,170 from the sale of battery seconds during the year ended December 31, 2007. The 31% increase in the average selling price of our battery units was due to our agreement with our major customers in March 2007 to adjust the selling prices of our batteries in accordance with the market price of nickel. Prior to March 2007, we fulfilled customer orders under fixed-price, long-term sales contracts under which the selling price of the batteries was determined according to nickel costs prior to the sharp increase in the cost of nickel which began at the end of 2006 and we were, therefore, unable to pass along the increased nickel costs on to our customers. However, after March 2007, we were able to adjust the sales price of our batteries based on the cost of nickel. The increase in the number of battery units sold in 2007 was primarily attributable to increased orders from our major customers, Energizer Battery Manufacturing, Inc. and Uniross Batteries (HK) Ltd.

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

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Lithium-ion (“Li-ion”) batteries as samples for potential customers to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future.

Selling and distribution costs were $2.1 million for the year ended December 31, 2007, compared to $1.6 million for the comparable period in 2006. The increase was due to the expansion of our market share, which increased 2% in terms of the worldwide market in volume and 1.5% in terms of worldwide market value in 2007 over 2006. Our market share increased due to our increased promotion of our products and our expansion of our team of sales representatives.

General and administrative costs were $3.5 million, or 4.7% of net sales, for the year ended December 31, 2007, compared to $2.0 million, or 4.4% of net sales, for the comparable period in 2006. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The increase as a percentage of net sales was primarily due to an increase in personnel and labor costs, which increased $380,000 for year ended December 31, 2007 over the comparable period in 2006 due to the expansion of our technician and marketing team to expand our market share. Although we anticipate our general and administrative expenses to continue to increase on an absolute dollar basis as a result of additional legal, accounting and other related costs from becoming a public reporting company, we do not believe that general and administrative expenses as a percentage net sales will trend upward as we believe that our net sales will also increase.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $855,000 and $199,000, respectively, in the years ended December 31, 2007 and 2006, an increase of 330%, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods. Beginning in 2008, to cope with devaluation of the U.S. Dollar relative to the RMB, we are engaging in currency hedging and adjusting the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB.

All costs associated with the reverse merger transaction, consisting primarily of consideration paid to the previous control parties of SRKP 11 and legal and investment banking fees and costs, were expensed as incurred as a cost of the recapitalization, and have been presented as an operating cost line item entitled “fees and costs related to reorganization” in the statement of operations. These costs were $582,000 and $75,000 for the years ended December 31, 2007 and 2006, respectively.

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

During the year ended December 31, 2007, we recorded a provision for income taxes of $145,000, as compared to $240,000 for the respective comparable period in 2006. The decrease in income taxes for the year ended December 31, 2007 as compared to the year ended December 30, 2006 was a result of a decrease in our net taxable income.

Net income for the year ended December 31, 2007 was $1.7 million, compared to a net income of $3.0 million for the comparable period in 2006.

Years ended December 31, 2006 and 2005

Net sales for the year ended December 31, 2006 were $44.4 million as compared to $25.0 million for the year ended December 31, 2005, an increase of 78%. This increase was largely due to a 75.6% increase in the number of battery units sold, including an increase in the sales of battery seconds of $356,478. We believe that this increase in net sales is a sustainable trend because worldwide demand for Ni-MH batteries is growing at a rate of 15% per year, excluding the market for hybrid electrical vehicle (“HEV”) batteries, according to a report by Avicenne Forecasts dated June 2007. With Japanese battery factories increasingly shifting their production to HEV batteries, we will be able to increase our market share for the sale of Ni-MH batteries.

Cost of sales for the year ended December 31, 2006 was $37.0 million or 83.6% of net sales, as compared to $20.8 million for the year ended December 31, 2005 or 83.0% of net sales. The increase in total dollars and as a percentage of net sales was attributable to higher costs associated with our products, principally due to the rising cost of nickel which began in late 2006.

Gross profit for the year ended December 31, 2006 was $7.4 million, or 16.7% of net sales, compared to $4.3 million, or 17.0% of net sales for the year ended December 31, 2005. The decrease in our gross profit margin for the year ended December 31, 2006 is primarily due to an increase in the price of nickel that we were unable to pass along to customers in the form of higher prices charged for our battery products. During 2006 when the cost of nickel began to rise, we were unable to raise our battery prices to account for the increase in the cost of nickel because we sold our batteries under fixed-price agreement under which the prices were determined prior to the increase in the cost of nickel.

Selling and distribution costs were $1.6 million for the year ended December 31, 2006, compared to $857,000 for the comparable period in 2005. The increase was due to the expansion of our market share, which increased 3% in terms of the worldwide market in volume and 2% in terms of worldwide market value in 2006 over 2005. Our market share increased due to our increased promotion of our products and our expansion of our team of sales representatives.

General and administrative costs were $2.0 million, or 4.4% of net sales, for the year ended December 31, 2006, as compared to $854,000 or 3.4% of net sales, for the year ended December 31, 2005. The increase as a percentage of net sales was primarily due to increased labor costs and research and development expenses. Labor and personnel costs increased $240,000 for the year ended December 31, 2006 over the year ended December 31, 2005 due to the expansion of our workforce to expand production. Research and development expenses increased $320,000 for the year ended December 31, 2006 over the year ended December 31, 2005 due to our increased commitment to advance our research and development activities.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $199,000 and $0, respectively, in the years ended December 31, 2006 and 2005, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.

All costs associated with the reverse merger transaction, consisting primarily of consideration paid to the previous control parties of SRKP 11 and legal and investment banking fees and costs, were expensed as incurred as a cost of the recapitalization, and have been presented as an operating cost line item entitled “fees and costs related to reorganization” in the statement of operations. These costs were $75,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

Interest expense was $254,000 for the year ended December 31, 2006 compared to $55,000 for the year ended December 31, 2005. This increase is primarily attributable to higher borrowing levels to maintain adequate inventory. We increased our borrowings by $4.99 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

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

During the year ended December 31, 2006, we recorded a provision for income taxes of $240,000 compared to $188,000 for the year ended December 31, 2005. The increase was the result of an increase in our net taxable income.

Net income for the year ended December 31, 2006 was $3.0 million, compared to net income of $2.3 million for the year ended December 31, 2005.

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

On November 2, 2007, upon the closing of a private placement, we received gross proceeds of $3.1 million in a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of Common Stock at $1.10 per share. We agreed to file a registration statement covering the common stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. For its services in connection with the Share Exchange and as placement agent, the placement agent received an aggregate commission equal to 10% of the gross proceeds from the Private Placement, in addition to $30,000 in connection with the execution of the Exchange Agreement and a $40,000 success fee for the Share Exchange, for an aggregate amount fee of $382,000.

For the year ended December 31, 2007, net cash used in operating activities was approximately $1.5 million, as compared to $2.1 million for the comparable period in 2006. The decrease in net cash used by operating activities is primarily attributable to a decrease in inventory levels. For the year ended December 31, 2006, net cash used in operating activities was $2.1 million as compared to net cash provided by operating activities of $852,000 for the year ended December 31, 2005. The increase in net cash used in operating activities is primarily attributable to an increase in inventory levels.

Net cash used in investing activities was $4.9 million for the year ended December 31, 2007 compared to $1.7 million for the comparable period in 2006. The increase of cash used in investing activities was primarily attributable to the acquisition of land equity in HuiZhou, and deposits paid for the acquisition of equipment. Net cash used in investing activities was $1.7 million in the year ended December 31, 2006 as compared to $839,000 for the year ended December 31, 2005. The increase in net cash used in investing activities is primarily attributable to the acquisition of plant and equipment.

Net cash provided by financing activities was $7.4 million for the year ended December 31, 2007 as compared to $3.8 million for the comparable period in 2006. The increase in net cash provided by financing activities was attributable to an increase in bank borrowings of $9.46 million in 2007. Net cash provided by financing activities was approximately $3.8 million for the year ended December 31, 2006 as compared to $149,000 for the year ended December 31, 2005. The increase in net cash provided by financing activities is primarily attributable to an increase in bank borrowings of $5 million for the year ended December 31, 2006.

For the years ended December 31, 2007, 2006 and 2005, our inventory turnover was 4.25, 3.47 and 5.13 times, respectively. The average days outstanding of our accounts receivable at December 31, 2007 were 60 days, as compared to 53 days at December 31, 2006. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $3.0 million.

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

Change in Accountants

On November 2, 2007, we dismissed AJ. Robbins, PC (“AJ. Robbins”) as our independent registered public accounting firm following the change in control of our company on the closing of the Share Exchange. We engaged AJ. Robbins to audit our financial statements for the year ended December 31, 2006. The decision to change accountants was approved and ratified by our Board of Directors. The report of AJ. Robbins on the financial statements of our company for the year ended December 31, 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to our ability to continue as a going concern. Additionally, during the Company’s two most recent fiscal years and any subsequent interim period, there were no disagreements with AJ Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

While AJ. Robbins was engaged by us, there were no disagreements with AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to our company, which disagreements if not resolved to the satisfaction of AJ. Robbins would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for the year ended December 31, 2006.

We engaged Dominic K.F. Chan & Co. as our independent registered public accounting firm as of November 2, 2007. Dominic K.F. Chan & Co. has served as HKHT’s independent registered certified public accountants since October 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information that begins on Page F-1 of this Form 10-K/A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K/A.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on June 13, 2008.

Hong Kong Highpower Technology, Inc.
(Registrant)

Dated: June 13, 2008	/s/ Dang Yu Pan
By: Dang Yu Pan
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
Certified Public Accountants
Hong Kong
17 March, 2008

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	At December 31,
	2007	2006
	$	$
ASSETS
Current Assets :
Cash and cash equivalents	1,489,262	488,070
Restricted cash	5,453,650	1,010,580
Accounts receivable	15,906,175	8,127,170
Notes receivable	386,482	76,764
Prepaid expenses and other receivables - Note 6	2,501,796	2,612,091
Advance to related parties – Note 11	-	634,161
Inventories– Note 7	14,371,289	15,623,791
Prepaid lease payments	58,570	-

Total Current Assets	40,167,224	28,572,627
Deferred tax assets – Note 6	28,277	8,443
Deposit paid for acquisition of machinery –Note 15	1,115,123	-
Plant and equipment, net – Note 8	3,789,382	3,154,660
Leasehold land – Note 9	2,869,925	-
Intangible asset, net – Note 10	950,000	-

TOTAL ASSETS	48,919,931	31,735,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	19,561,118	17,327,402
Other payables and accrued liabilities – Note 11	2,320,956	1,170,275
Income taxes payable	73,768	122,710
Bank borrowings – Note 13	15,410,542	5,950,626

Total Current Liabilities	37,366,384	24,571,013

COMMITMENTS AND CONTINGENCIES – Note 15

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
(Stated in U.S. Dollars)

	At December 31,
	2007	2006
	$	$
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2007 –20,478,090 shares (2006 –14,798,328 shares)	2,048	1,480
Additional paid-in capital	2,765,102	62,837
Accumulated other comprehensive income	1,157,872	470,383
Retained earnings	7,628,525	6,630,017

TOTAL STOCKHOLDERS’ EQUITY	11,553,547	7,164,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	48,919,931	31,735,730

See accompanying notes to consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Year ended December 31,
	2007	2006	2005
	$	$	$

Net sales	73,261,720	44,375,682	25,010,030
Cost of sales	(63,791,248)	(36,958,529)	(20,757,320)

Gross profit	9,470,472	7,417,153	4,252,710
Depreciation	(120,517)	(80,213)	(46,209)
Selling and distribution costs	(2,095,594)	(1,634,366)	(856,526)
General and administrative costs	(3,460,592)	(1,960,271)	(854,246)
Loss on exchange rate difference	(854,873)	(199,231)	-
Fees and costs related to reorganization	(582,269)	(75,229)	-

Income from operations	2,356,627	3,467,843	2,495,729
Other income - Note 3	148,653	58,588	57,907
Interest expense – Note 4	(696,132)	(253,617)	(54,971)

Income before taxes	1,809,148	3,272,814	2,498,665
Income taxes - Note 6	(145,458)	(240,487)	(187,634)

Net income	1,663,690	3,032,327	2,311,031

Net Income per share
- Basic and diluted	0.11	0.20	0.16

Weighted average common shares outstanding
- Basic and diluted	15,731,988	14,798,328	14,798,328

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)

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

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Year ended December 31,
	2007	2006	2005
	$	$	$
Cash flows from operating activities
Net income	1,663,690	3,032,327	2,311,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Bad debts written off	3,649	22,878	9,645
Depreciation	560,073	343,841	182,307
Amortization of intangible asset	50,000	-	-
Loss on disposal of plant and equipment	20,046	32,844	5,261

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(7,018,013)	(3,155,007)	(1,778,398)
Notes receivable	(309,829)	620,101	(511,456)
Prepaid expenses and other receivables	305,785	(1,826,594)	(313,424)
Inventories	2,183,344	(9,556,898)	(3,148,845)
Increase (decrease) in -
Accounts payable	1,082,433	8,387,286	3,814,931
Other payables and accrued liabilities	78,974	(32,771)	154,267
Income taxes payable	(74,825)	27	126,803

Net cash provided by (used in) operating activities	(1,454,673)	(2,132,020)	852,122

Cash flows from investing activities
Acquisition of plant and equipment	(1,030,725)	(1,733,167)	(849,768)
Acquisition of land	(2,832,348)	-	-
Proceeds from disposal of plant and equipment	32,976	13,747	11,186
Deposit paid for acquisition of machinery	(1,115,123)	-	-

Net cash used in investing activities	(4,945,220)	(1,719,420)	(838,582)

Cash flows from financing activities
Proceeds from issuance of common stock	2,738,000	-	-
Proceeds from new short-term bank loans	2,374,241	879,630	977,681
Repayment of short-term bank loans	(923,316)	(973,876)	(274,973)
Proceeds from (repayment of) other loans	4,173,106	-	(85,547)
Net advancement of other bank borrowings	3,155,109	4,955,996	-
Increase in restricted cash	(4,234,327)	(991,050)	-
Repayment from (advance to)	726,169	(38,495)	(468,151)
Dividend paid	(665,182)	-	-

Net cash provided by financing activities	7,343,800	3,832,205	149,010

Net increase (decrease) in cash and cash equivalents	943,907	(19,235)	162,550
Effect of foreign currency translation on cash and cash equivalents	57,285	40,279	5,968
Cash and cash equivalents - beginning of year	488,070	467,026	298,508

Cash and cash equivalents - end of year	1,489,262	488,070	467,026

See accompanying notes to consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

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

Pursuant to the Exchange Agreement, SRKP 11 agreed to issue shares of its common stock in exchange for all of the issued and outstanding securities of HKHTC. On November 2, 2007, upon the closing of the Exchange Agreement, HKHTC had a total of 500,000 shares of common stock issued and outstanding , and SRKP 11 issued an aggregate of 14,798,328 shares of its common stock to the shareholders of HKHTC in exchange for all of the issued and outstanding securities of HKHTC on the basis of 29,596656 shares of SRKP 11 for each share of HKHTC. The 14,798,328 shares of common stock issued to the shareholders of HKHTC in conjunction with this transaction have been presented as outstanding for all periods presented. In addition, immediately prior to the closing of the Exchange Agreement, SRKP 11 and certain of its stockholders agreed to cancel an aggregate of 2,556,602 shares of outstanding common stock, as a result of which there were 2,843,398 shares of common stock outstanding immediately prior to the share exchange transaction.

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
(Stated in U.S. Dollars)

1.	Organization and Basis of Presentation (continued)

Immediately after the closing of the Exchange Agreement and Private Placement, the Company had 20,478,090 shares of common stock issued and outstanding. Upon the closing of the Exchange Agreement, the shareholders of HKHTC and their designees owned approximately 72.3% of the Company’s issued and outstanding common stock, the pre-existing shareholders of the Company owned approximately 13.9% of the Company’s issued and outstanding common stock, and the investors in the Private Placement owned 13.8% of the Company’s issued and outstanding common stock. Therefore, although HKHTC became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization in the form of a reverse merger of HKHTC, whereby HKHTC was deemed to be the accounting acquirer and was deemed to have retroactively adopted the capital structure of SRKP 11. Since the transaction was accounted for as a reverse merger, the accompanying consolidated financial statements reflect the historical consolidated financial statements of HKHTC for all periods presented, and do not include the historical financial statements of SRKP 11. All costs associated with the reverse merger transaction, consisting primarily of consideration paid to the previous control parties of SRKP 11 and legal and investment banking fees and costs, were expensed as incurred as a cost of the recapitalization, and have been presented as an operating cost line item entitled “fees and costs related to reorganization” in the statement of operations.

The Company reclassified the line item entitled “fees and costs related to reorganization” from other income (expense) to an operating cost line item in the statement of operations for the years ended December 31, 2007 and 2006. The Company also reclassified $136,997 of accounting costs originally classified in fees and costs related to reorganization in 2007 to general and administrative expenses to more properly reflect their purpose. The Company also reclassified loss on exchange rate difference to a separate operating cost line item in the statement of operations, which had previously been included in general and administrative costs. These reclassifications had no effect on net income for the year ended December 31, 2007. The Company also made minor corrections to certain line item amounts in cash flows from financing activities for the year ended December 31, 2007, which did not have an effect on net cash provided by financing activities in 2007.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

2.	Summary of significant accounting policies (continued)

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
(Stated in U.S. Dollars)

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
(Stated in U.S. Dollars)

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
(Stated in U.S. Dollars)

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

Advertising and promotion expenses amounted to $68,169, $96,045 and $117,191 for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in selling and distribution costs.

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
(Stated in U.S. Dollars)

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

Transactions and balances

Transactions in foreign currencies are translated into the functional currency at the approximate rates of exchange ruling on the transaction date. Exchange gains and losses resulting from this translation policy are recognized in the statements of operations.

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
(Stated in U.S. Dollars)

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
(Stated in U.S. Dollars)

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
(Stated in U.S. Dollars)

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
(Stated in U.S. Dollars)

5.	Income taxes (continued)

The major components of deferred tax recognized in the consolidated balance sheets as of December 31, 2007 and 2006 are as follows:

	At December 31
	2007	2006
	$	$

Temporary difference on:
Recognition of expenses	(24,527)	(8,443)
Accelerated tax depreciation on intangible assets	(3,750)	-

Deferred tax assets, net	(28,277)	(8,443)

Recognized in the balance sheet:
Net deferred tax assets	(28,277)	(8,443)

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 15%. However, in accordance with the relevant taxation laws in the PRC, from the time that the Company has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable tax year was 2003. SZ Highpower will be levied at the 15% tax rate in 2008. The pro forma effect of this exemption is as follows:

	Years ended December 31,
	2007	2006	2005
	$	$	$

Statutory income tax rate	15%	15%	15%

Exempted income tax rate	7.5%	7.5%	7.5%

Income tax exemption	133,885	243,835	178,378

Tax effect derived from exemption (per share)	$0.01	$0.02	$0.01

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

5.	Income taxes (continued)

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

6.	Prepaid expenses and other receivables

	At December 31,
	2007	2006
	$	$

Purchase deposits paid	264,138	935,417
Advance to staff	74,502	21,540
Other deposits and prepayments	147,503	130,870
Value-added tax prepayment	1,103,063	1,220,524
Other receivables	912,590	303,740

	2,501,796	2,612,091

7.	Inventories

	At December 31
	2007	2006
	$	$

Raw materials	4,507,255	5,040,028
Work in progress	1,694,997	1,415,942
Finished goods	8,101,083	9,096,003
Consumables	49,197	52,122
Packing materials	18,757	19,696

	14,371,289	15,623,791

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

8.	Plant and equipment

	At December 31,
	2007	2006
	$	$
Cost
Furniture, fixtures and office equipment	643,196	510,853
Leasehold improvement	146,622	137,761
Machinery and equipment	3,940,847	2,938,971
Motor vehicles	344,088	250,655

	5,074,753	3,838,240

Accumulated depreciation
Furniture, fixtures and office equipment	211,342	92,092
Leasehold improvement	100,864	25,888
Machinery and equipment	834,206	475,767
Motor vehicles	138,959	89,833

	1,285,371	683,580

Net
Furniture, fixtures and office equipment	431,854	418,761
Leasehold improvement	45,758	111,873
Machinery and equipment	3,106,641	2,463,204
Motor vehicles	205,129	160,822

	3,789,382	3,154,660

The components of depreciation charged are:

	Years ended December 31,
	2007	2006
	$	$

Included in factory overheads	439,556	263,628
Included in operating expenses	120,517	80,213

	560,073	343,841

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

9.	Leasehold land

	At December 31,
	2007	2006
	$	$

Cost	2,928,495	-

Accumulated amortization	-	-

Net	2,928,495	-

Analyzed for reporting purposes as:
Current asset	58,570	-
Non-current asset	2,869,925	-

	2,928,495	-

As at December 31, 2007, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $2,928,495.

10.	Intangible asset – Consumer battery license

	At December 31,
	2007	2006
	$	$

Cost
Consumer battery license	1,000,000	-

Accumulated amortization	50,000	-

Net	950,000	-

Amortization expenses are included in selling and distribution costs during the years.

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
(Stated in U.S. Dollars)

10.	Intangible asset (continued)

On August 8, 2007, SZ Highpwer and Ovonic amended the Consumer Battery License Agreement pursuant to which SZ Highpower agreed to pay a total of $112,580, which was to be made in two equal payments of $56,290, one of which was to be made within 15 days of August 8, 2007, and the other within 45 days of August 8, 2007, as royalties for its use of the licensed technology in 2004, 2005 and 2006.  Both of these payments were made during 2007 and were recorded as royalty expense in prior years, which was included in selling and distribution costs in the statement of operations.

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. During 2007, the Company recorded a total of approximately $327,026 as royalty expense, which was included in selling and distribution costs in the statement of operations.  Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities at December 31, 2007, with the related debit recorded as an intangible asset entitled consumer battery license agreement. At December 2007 and 2006, accrued royalty fees payable were $1,327,026 and $112,580, respectively (see Note 11).

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement over a period of 20 years on the straight line basis.  The accounting for the Consumer Battery License Agreement is based on the Company’s estimate of the useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan.  Amortization expense related to the Consumer Battery License Agreement included in selling and distribution costs during the years ended December 31, 2007, 2006 and 2005 were $50,000, $Nil and $Nil, respectively.

Amortization of the License for the next five years is as follows

Years ending December 31	$

2008	50,000
2009	50,000
2010	50,000
2011	50,000
2012	50,000
2013 and thereafter	700,000

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

11.	Other payables and accrued liabilities

	At December 31,
	2007 $	2006 $

Accrued expenses	765,760	622,010
Accrued staff welfare	90,316	111,749
Royalty fee	1,327,026	112,580
Sales deposits received	136,295	86,182
Other payables	1,559	237,754

	2,320,956	1,170,275

12.	Advance to related parties

Advance to related parties for working capital are as follows:

	At December 31,
	2007 $	2006 $

Advance to shareholders	-	634,161

The above advances are interest-free, unsecured and have no fixed repayment terms.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

13.	Bank borrowings

	At December 31,
	2007	2006
	$	$
Secured:
Repayable within one year
Short term bank loans	2,454,838	896,964
Other trade related bank loans	12,955,704	5,053,662

	15,410,542	5,950,626

As of December 31, 2007 the Company’s banking facilities are comprised of the following:

		Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Short term bank loans	4,170,000	2,454,838	1,715,162
Other trade related loan facilities including:
- Accounts payable financing	14,000,000	7,928,535	6,071,465
- Accounts receivable financing	6,000,000	5,027,169	972,831

	24,170,000	15,410,542	8,759,458

As of December 31, 2007, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $5,453,620 which is included in restricted cash on the Balance sheet;

(b)	corporate guarantee executed by a third party and Shenzhen Science and Technology Bureau;

(c)	personal guarantee executed by the directors of the Company;

(d)	the legal charge over leasehold land with carrying amount $2,928,495 (see Note 9); and

(e)	other financial covenant.

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
(Stated in U.S. Dollars)

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

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2011, with a options to renew the leases. All leases are on a fixed payment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2007 are as follows:

Year ending December 31	$

2008	612,156
2009	780,136
2010	428,547
2011	204,952

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
(Stated in U.S. Dollars)

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

	At December 31,
	2007	2006
	$	$

Bills discounted	106,378	1,323,442

16.	Related party transactions

Apart from the transactions as disclosed in Notes 12 and 13, the Company entered into the following transactions with its related party during the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
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
(Stated in U.S. Dollars)

17.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Years ended December 31,
	2007	2006	2005
	$	$	$
Net revenue

Hong Kong and China	28,919,384	29,009,277	17,126,358
Asia	5,965,339	3,294,838	3,198,143
Europe	25,318,608	7,288,751	2,807,580
North America	12,851,807	4,511,914	1,877,949
South America	206,582	270,902	-

	73,261,720	44,375,682	25,010,030

	At December 31,
	2007	2006	2005
	$	$	$
Accounts receivable

Hong Kong and China	4,258,010	5,545,244	3,913,344
Asia	1,023,284	262,743	119,359
Europe	6,761,615	1,857,294	525,633
North America	3,863,266	461,889	212,315

	15,906,175	8,127,170	4,770,651

18.	Dividends

The directors have declared and the Company has paid the following dividends in respect of the years ended December 31, 2007, 2006 and 2005:

	At December 31,
	2007	2006	2005
	$	$	$
Dividends

Interim dividend declared and paid on September 30, 2007 of approximately $ 0.045 per share:	665,182	-	-

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

19.	Quarterly Results of Operations (unaudited)

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

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007
	$	$	$	$	$
Net revenue	11,539,505	20,466,844	19,879,829	21,375,542	73,261,720
Gross profit	1,056,415	2,847,274	2,610,045	2,956,738	9,470,472

Net income (loss)	(502,663)	1,174,090	838,119	154,144	1,663,690

Net income (loss) per common share
Basic and diluted	(0.03)	0.08	0.06	0.01	0.11

Weighted average common shares outstanding
Basic and diluted	14,798,328	14,798,328	14,798,328	18,502,521	15,731,988

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31	December 31,
	2006	2006	2006	2006	2006
	$	$	$	$	$
Net revenue	7,612,812	10,026,403	13,571,303	13,165,164	44,375,682
Gross profit	1,539,541	1,909,390	1,615,066	2,353,156	7,417,153

Net income	808,562	930,832	392,134	900,799	3,032,327

Net income per common share
Basic and diluted	0.05	0.06	0.03	0.06	0.20

Weighted average common shares outstanding
Basic and diluted	14,798,328	14,798,328	14,798,328	14,798,328	14,798,328

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.1	Form of Subscription Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2*†	Amended Consumer Battery License Agreement, amended as of August 8, 2007, by and between Shenzhen Highpower Technology Co., Ltd and Ovonic Battery Company, Inc.

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

10.7†
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

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____
†	Previously filed.

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