Form 10-K/A
period 2007-12-31
Hong Kong Highpower Technology, Inc.
filed 2008-06-30
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Hong Kong Highpower Technology, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2008 (the “Original Filing”), and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on June 16, 2008 (“Amendment No. 1, and collectively with the Original Filing, the “Original Filing as Amended”) is being filed to amend Items 6, 7 and 8 Part II to reflect amendments and changes to financial and other disclosures contained in the Original Filing as Amended.

The Company has restated its financial statements for the years ended December 31, 2007 and 2006 due to the reclassification of certain expenses in the Company’s statements of operations for the years ended December 31 2007 and 2006. The Company reclassified the line item entitled “fees and costs related to reorganization” from other income (expense) to an operating cost line item in the statement of operations for the years ended December 31, 2007 and 2006. The Company also reclassified accounting costs originally classified in fees and costs related to reorganization in 2007 to general and administrative expenses to more properly reflect their purpose. The Company also reclassified loss on exchange rate difference to a separate operating cost line item in the statement of operations, which had previously been included in general and administrative costs. These reclassifications had no effect on net income for the years ended December 31, 2007 or 2006. The Company also made minor corrections to certain line item amounts in cash flows from financing activities for the year ended December 31, 2007, which did not have an effect on net cash provided by financing activities in 2007. As a result of the foregoing revisions, the Company labeled the statements of operations for the years ended December 31, 2007 and 2006 as “restated.”

This Amendment No. 2 amends only the items of the Original Filing as specified above and amends those items solely to reflect the changes described above, and all other portions of the Company’s Original Filing remain in effect and have not been amended to reflect events and developments since the original April 11, 2008 filing date.  In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 2 on Form 10-K/A sets forth the complete text of Items 6, 7 and 8 of Part II of the Registrant’s Form 10-K for the year ended December 31, 2007, as amended, and also includes new Rule 13a-14(a)/15d-14(a) and Rule 13a-14(b)/15d-14(b) certifications as Exhibits 31.1, 31.2, and 32.1.

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

Consolidated Statements of Operations	Year Ended December 31,
	2007	2006	2005	2004	2003
	(restated)	(restated)			(unaudited)

	(in thousands)
Net sales	$73,262	$44,376	$25,010	$10,956	$3,599

Cost of sales	(63,791)	(36,959)	(20,757)	(9,306)	(3,290)

Gross profit	9,471	7,417	4,253	1,651	309

Depreciation	(121)	(80)	(46)	(25)	(10)

Selling and distribution costs	(2,096)	(1,634)	(857)	(641)	(61)

General and administrative costs	(3,461)	(1,960)	(854)	(549)	(181)

Loss on exchange rate difference	(855)	(199)	-	-	-

Fees and costs related to reorganization	(582)	(75)	-	-	-

Income from operations	2,357	3,468	2,496	435	57

Other income	149	59	58	33	-

Interest expense	(696)	(254)	(55)	(10)	-

Income before taxes	1,809	3,273	2,499	458	57

Income taxes	(145)	(241)	(188)	17	-

Net income	$1,664	$3,032	$2,311	$475	$57

Net income per common share – basic and diluted	$0.11	$0.20	$0.16	$0.03	$0.00

Weighted average common shares outstanding – basic and diluted	15,731,988	14,798,328	14,798,328	14,798,328	14,798,328

Dividends declared per common share	$0.045	-	-	-	-

Consolidated Balance Sheets	As of December 31,
	2007	2006	2005	2004	2003
					(unaudited)
	(in thousands)

Current Assets	$40,167	$28,573	$12,851	$6,322	$1,910
Total Assets	48,920	31,736	14,585	7,378	2,317
Current Liabilities	37,366	24,571	10,728	5,907	2,056
Total Liabilities	37,366	24,571	10,728	5,907	2,140
Total Stockholders’ Equity	11,554	7,165	3,857	1,472	177

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2007, 2006 and 2005 (U.S. dollars):

	Year Ended December 31,
	2007	2006	2005
	(restated)	(restated)
	(in thousands)

Net sales	$73,262	$44,376	$25,010

Cost of sales	(63,791)	(36,959)	(20,757)

Gross profit	9,471	7,417	4,253

Depreciation	(121)	(80)	(46)

Selling and distribution costs	(2,096)	(1,634)	(857)

General and administrative costs	(3,461)	(1,960)	(854)

Loss on exchange rate difference	(855)	(199)	-

Fees and costs related to reorganization	(582)	(75)	-

Income from operations	2,357	3,468	2,496

Other income	149	59	58

Interest expense	(696)	(254)	(55)

Income before taxes	1,809	3,273	2,499

Income taxes	(145)	(241)	(188)

Net income	$1,664	$3,032	$2,311

Net income per common share – basic and diluted	$0.11	$0.20	$0.16

Weighted average common shares outstanding – basic and diluted	15,731,988	14,798,328	14,798,328

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

All costs associated with the reverse merger transaction, consisting primarily of consideration paid to the previous control parties of SRKP 11 and legal and investment banking fees and costs, were expensed as incurred as a cost of the recapitalization, and have been presented as an operating cost line item entitled “fees and costs related to reorganization” in the statement of operations. These costs were $582,000 and $75,000 for the years ended December 31, 2007 and 2006, respectively (as restated).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on June 27, 2008.

Hong Kong Highpower Technology, Inc.
(Registrant)

Dated: June 27, 2008	/s/ Dang Yu Pan
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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Year ended December 31,
	2007	2006	2005
	$	$	$
	(restated – Note 1)	(restated – Note 1)

Net sales	73,261,720	44,375,682	25,010,030
Cost of sales	(63,791,248)	(36,958,529)	(20,757,320)

Gross profit	9,470,472	7,417,153	4,252,710
Depreciation	(120,517)	(80,213)	(46,209)
Selling and distribution costs	(2,095,594)	(1,634,366)	(856,526)
General and administrative costs	(3,460,592)	(1,960,271)	(854,246)
Loss on exchange rate difference	(854,873)	(199,231)	-
Fees and costs related to reorganization	(582,269)	(75,229)	-

Income from operations	2,356,627	3,467,843	2,495,729
Other income – Note 3	148,653	58,588	57,907
Interest expense – Note 4	(696,132)	(253,617)	(54,971)

Income before taxes	1,809,148	3,272,814	2,498,665
Income taxes – Note 6	(145,458)	(240,487)	(187,634)

Net income	1,663,690	3,032,327	2,311,031

Net Income per share
- Basic and diluted	0.11	0.20	0.16

Weighted average common shares outstanding
- Basic and diluted	15,731,988	14,798,328	14,798,328

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

The Company reclassified the line item entitled “fees and costs related to reorganization” from other income (expense) to an operating cost line item in the statement of operations for the years ended December 31, 2007 and 2006. The Company also reclassified $136,997 of accounting costs originally classified in fees and costs related to reorganization in 2007 to general and administrative expenses to more properly reflect their purpose. The Company also reclassified loss on exchange rate difference to a separate operating cost line item in the statement of operations, which had previously been included in general and administrative costs. These reclassifications had no effect on net income for the years ended December 31, 2007 or 2006. The Company also made minor corrections to certain line item amounts in cash flows from financing activities for the year ended December 31, 2007, which did not have an effect on net cash provided by financing activities in 2007. As a result of the foregoing revisions, the Company has labeled the statements of operations for the years ended December 31, 2007 and 2006 as “restated.”

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

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.1	Form of Subscription Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2*+	Amended Consumer Battery License Agreement, amended as of August 8, 2007, by and between Shenzhen Highpower Technology Co., Ltd and Ovonic Battery Company, Inc.

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

10.7+
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

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed.

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