Form 10-Q/A
period 2008-03-31
Hong Kong Highpower Technology, Inc.
filed 2008-06-30
CIK 1368308

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

EXPLANATORY NOTE

Hong Kong Highpower Technology, Inc. (the “Company”) is filing this Amendment No. 1on Form 10-Q/A (“Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2008, originally filed on May 15, 2008 (the “Original Filing”), to amend Items 1 and 2 of Part I due to the reclassification of certain expenses in the Company’s statements of operations for the three months ended March 31, 2008 and 2007. This Amendment No. 1 amends only the items of the Original Filing as specified above and amends those items solely to reflect the changes described above, and all other portions of the Company’s Original Filing remain in effect and have not been amended to reflect events and developments since the original May 15, 2008 filing date.  In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-Q sets forth the complete text of Items 1 and 2 of Part I of the Registrant’s Form 10-Q for the three months ended March 31, 2008, and also includes new Rule 13a-14(a)/15d-14(a) and Rule 13a-14(b)/15d-14(b) certifications as Exhibits 31.1, 31.2, and 32.1.

Part I. Financial Information

Item 1. Financial Statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

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
(Stated in U.S. Dollars)

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Net sales	17,831,562	11,539,505
Cost of sales	(15,123,264)	(10,483,090)

Gross profit	2,708,298	1,056,415
Depreciation – Notes 2 and 9	(49,371)	(25,804)
Selling and distribution costs	(414,023)	(473,086)
General and administrative costs	(769,696)	(935,299)
Loss on exchange rate difference	(504,887)	(72,333)

Income (loss) from operations	970,321	(450,107)
Change in fair value of currency forwards - Note 6	29,102	-
Other income - Note 3	104,534	41,670
Interest expense – Note 4	(206,750)	(137,475)

Income before income taxes	897,207	(545,912)
Income taxes - Note 5	(166,880)	43,249

Net income (loss)	730,327	(502,663)

Other comprehensive income
Foreign currency translation gain	232,085	125,353

Comprehensive income (loss)	962,412	(377,310)

Income (loss) per common share
- Basic and diluted	0.04	(0.03)

Weighted average common shares outstanding
- Basic and diluted	20,478,090	14,798,846

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income (loss)	730,327	(502,663)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities :
Amortization of intangible asset	12,500	12,500
Depreciation	154,795	46,275
Change in fair value of currency forwards	(29,102)	-
Loss on disposal of plant and equipment	17,122	-

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	525,593	828,676
Notes receivable	(342,368)	76,567
Prepaid expenses and other receivables	(996,072)	(1,172,155)
Inventories	(1,026,330)	1,447,094
Increase (decrease) in -
Accounts payable	524,183	(163,069)
Other payables and accrued liabilities	386,796	643,313
Income taxes payable	348,391	(115,408)

Net cash provided by operating activities	305,835	1,101,130

Cash flows from investing activities
Acquisition of plant and equipment	(202,236)	(342,788)
Deposit paid for acquisition of machinery	(248,965)	-

Net cash used in investing activities	(451,201)	(342,788)

Cash flows from financing activities
Proceeds from (repayment of) short-term bank loans	(3,925,349)	200,040
Net advancement (repayment) of other bank borrowings	3,466,660	(298,671)
Increase (decrease) in restricted cash	792,237	(285,944)
Advance to related parties	-	(537,737)

Net cash provided by (used in) financing activities	333,548	(922,312)

Net increase (decrease) in cash and cash equivalents	188,182	(163,970)
Effect of foreign currency translation on cash and cash equivalents	39,420	6,377
Cash and cash equivalents - beginning of period	1,489,262	488,070

Cash and cash equivalents - end of period	1,716,864	330,477

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Stated in U.S. Dollars)

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Supplemental disclosures of cash flow information :
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

Pursuant to the Exchange Agreement, SRKP 11 agreed to issue shares of its common stock in exchange for all of the issued and outstanding securities of HKHTC. On November 2, 2007, upon the closing of the Exchange Agreement, HKHTC had a total of 500,000 shares of common stock issued and outstanding and SRKP 11 issued an aggregate of 14,798,328 shares of its common stock to the shareholders of HKHTC in exchange for all of the issued and outstanding securities of HKHTC on the basis of 29.596656 shares of SRKP 11 for each share of HKHTC. The 14,798,328 shares of common stock issued to the shareholders of HKHTC in conjunction with this transaction have been presented as outstanding for all periods presented. In addition, immediately prior to the closing of the Exchange Agreement, SRKP 11 and certain of its stockholders agreed to cancel an aggregate of 2,556,602 shares of outstanding common stock, as a result of which there were 2,843,398 shares of common stock outstanding immediately prior to the share exchange transaction.

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

Immediately after the closing of the Exchange Agreement and Private Placement, the Company had 20,478,090 shares of common stock issued and outstanding. Upon the closing of the Exchange Agreement, the shareholders of HKHTC and their designees owned approximately 72.3% of the Company’s issued and outstanding common stock, the pre-existing shareholders of the Company owned approximately 13.9% of the Company’s issued and outstanding common stock, and the investors in the Private Placemen owned 13.8% of the Company’s issued and outstanding common stock. Therefore, although HKHTC became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization in the form of a reverse merger of HKHTC, whereby HKHTC was deemed to be the accounting acquirer and was deemed to have retroactively adopted the capital structure of SRKP 11. Since the transaction was accounted for as a reverse merger, the accompanying consolidated financial statements reflect the historical consolidated financial statements of HKHTC for all periods presented, and do not include the historical financial statements of SRKP 11. All costs associated with the reverse merger transaction, consisting primarily of consideration paid to the previous control parties of SRKP 11 and legal and investment banking fees and costs, were expensed as incurred as a cost of the recapitalization.

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

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements for the interim periods are unaudited. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results of operations to be expected for a full year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Comparative amounts

Certain comparative amounts in prior periods have been reclassified to conform to the current period’s presentation. The principal reclassification relates to the separate presentation of loss on exchange rate difference as an operating cost line item in the statement of operations, which was previously included in general and administrative costs. These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity, or net income (loss).

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes. During the three months ended March 31, 2008 and 2007, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $6,937 and $60,000 for the three months ended March 31, 2008 and 2007, respectively. Generally, waste materials on hand at the end of a period are nominal.

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

Advertising and promotion expenses, which are included in selling and distribution costs, were not material for the three months ended March 31, 2008 and 2007.

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

Transactions and balances

Transactions in foreign currencies are translated into the functional currency at the approximate rates of exchange ruling on the transaction date. Exchange gains and losses resulting from this translation policy are recognized in the statements of operations

Fair value of financial instruments

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
(Stated in U.S. Dollars)

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
(Stated in U.S. Dollars)

6.	Derivative instruments

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$

Currency forwards (notional amount $5 million)	29,102	-

Due to the volatility of the U.S. Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the U.S. Dollar, which would affect the value of the Company’s U.S. dollar receivables and sales. In late February 2008, the Company entered in a series of currency hedges totaling a notional amount US$5,000,000 expiring from October 2008 to February 2009. The foreign currency forwards provide for potential losses to the Company if the dollar weakens below an average rate of 6.5 RMB to the U.S. Dollar. The Company would have gains if the U.S. Dollar strengthens against the RMB. Settlement of the notional amounts will be made 20% each month starting in October 2008 and ending in February 2009.

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
(Stated in U.S. Dollars)

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
(Stated in U.S. Dollars)

10.	Intangible asset

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	62,500	50,000

Net	937,500	950,000

Amortization expense included in selling and distribution costs for the three months ended March 31, 2008 and 2007 was $12,500.

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
(Stated in U.S. Dollars)

10.	Intangible asset (continued)

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the three months ended March 31, 2008, the Company recorded a total of approximately $111,753 as royalty expense, which was included in selling and distribution costs in the statement of operations. At March 31, 2008, accrued royalty fees payable was $1,438,779 (see Note 11).

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
(Stated in U.S. Dollars)

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
(Stated in U.S. Dollars)

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
(Stated in U.S. Dollars)

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

Results of Operations

Net sales for the three months ended March 31, 2008 were $17.8 million compared to $11.5 million for the three months ended March 31, 2007, an increase of 54.5%. This increase was largely due to a 24% increase in the average selling price of our battery units, which we were able to implement due to an agreement with our major customers permitting us to raise the prices on our battery products in accordance with the cost of nickel and exchange rate between the U.S. Dollar and RMB, and a 24.4% increase in the number of battery units sold and $91,000 from the sale of battery seconds during three months ended March 31, 2008. The 24.4% increase in the number of battery units sold was due to increased orders from our major customers, Energizer Battery Manufacturing, Inc. and Uniross Batteries (HK) Ltd.

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

Selling and distribution costs were $414,000 for the three months ended March 31, 2008 compared to $473,000 for the comparable period in 2007. The decrease was due to decreased commission rates that we paid to sales representatives and sales offices.

General and administrative costs were $770,000, or 4.3% of net sales, for the three months ended March 31, 2008, compared to $935,000, or 8.1% of net sales, for the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The decrease as a percentage of net sales was mainly due to a decrease in labor and personnel costs due to the adjustment of our technician and administrative team.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $505,000 and $72,000, respectively, in the three months ended March 31, 2008 and 2007, an increase of 601%, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods. Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies. Beginning in 2008, we are engaging in currency hedging, due to which we experienced a $29,000 gain on the fair value of our currency forwards in the three months ended March 31, 2008.

Interest expense was $207,000 for the three months ended March 31, 2008, as compared to $137,000 for the comparable period in 2007. The increase was primarily due to both higher borrowing levels and higher interest rate. We increased our borrowings by approximately $334,000 in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

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

During the three months ended March 31, 2008, we recorded a provision for income taxes of $167,000, as compared to a credit of $43,000 for the comparable period in 2007. The increase was a result of an increase in our net taxable income.

Net income for the three months ended March 31, 2008 was $730,000, compared to a net loss of $503,000 for the comparable period in 2007.

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

Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description of Document

21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed.

**
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

Hong Kong Highpower Technology, Inc.

Dated: June 27, 2008	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	Yu Zhi Qui
	By:	Yu Zhi Qui
	Its:	Chief Financial Officer