Form 10-Q
period 2008-06-30
Hong Kong Highpower Technology, Inc.
filed 2008-08-14
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The registrant had 13,562,596 shares of common stock, par value $0.001 per share, outstanding as of August 12, 2008.

HONG KONG HIGHPOWER TECHNOLOGY, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

Part I. Financial Information

Item 1. Financial Statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

ASSETS
Current Assets:
Cash and cash equivalents	2,999,604	1,489,262
Restricted cash	6,873,512	5,453,650
Accounts receivable	12,678,294	15,906,175
Notes receivable	295,835	386,482
Prepaid expenses and other receivables – Note 8	6,198,518	2,501,796
Deferred charges – Stock-based compensation – Note 9	476,666
Inventories, net – Note 10	20,153,229	14,371,289

Total Current Assets	49,675,658	40,108,654
Deferred tax assets – Note 7	87,134	28,277
Deposit paid for acquisition of machinery	-	1,115,123
Plant and equipment, net – Note 11	5,653,651	3,789,382
Leasehold land	3,126,977	2,928,495
Intangible asset – Note 12	925,000	950,000
Currency forward – Note 3	29,102	-

TOTAL ASSETS	59,497,522	48,919,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	22,905,357	19,561,118
Other payables accrued liabilities – Note 13	3,585,622	2,320,956
Income tax payable	366,991	73,768
Bank borrowings – Note 14	16,844,321	15,410,542

Total Current Liabilities	43,702,291	37,366,384

TOTAL LIABILITIES	43,702,291	37,366,384

COMMITMENTS AND CONTINGENCIES – Note 17

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

STOCKHOLDERS’ EQUITY
Preferred stock
Par value: US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none

Common stock
Par value: US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2008 – 13,562,596 shares (2007 – 12,798,846 shares)	1,356	1,280
Additional paid-in capital	4,844,013	2,765,870
Accumulated other comprehensive income	1,906,763	1,157,872
Retained earnings	9,043,099	7,628,525

TOTAL STOCKHOLDERS’ EQUITY	15,795,231	11,553,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	59,497,522	48,919,931

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	19,021,476	20,466,844	36,853,038	32,006,349
Cost of sales	(15,646,609)	(17,619,570)	(30,769,873)	(28,102,660)

Gross profit	3,374,867	2,847,274	6,083,165	3,903,689
Depreciation	(31,285)	(28,240)	(80,656)	(54,044)
Selling and distribution costs	(547,697)	(475,202)	(961,720)	(948,288)
General and administrative costs, including stock-based compensation	(1,571,405)	(865,646)	(2,341,101)	(1,800,945)
Loss on exchange rate difference	(330,788)	(129,075)	(835,675)	(201,408)

Income from operations	893,692	1,349,111	1,864,013	899,004
Change in fair value of currency forwards – Note 3	-	-	29,102	-
Change in fair value of warrants – Note 4	(71,250)	-	(71,250)	-
Other income – Note 5	120,120	32,193	224,654	73,863
Interest expenses – Note 6	(194,017)	(111,165)	(400,767)	(248,640)

Income before taxes	748,545	1,270,139	1,645,752	724,227
Income taxes – Note 7	(64,298)	(96,049)	(231,178)	(52,800)

Net income for the period	684,247	1,174,090	1,414,574	671,427

Other comprehensive income
- Foreign currency translation gain	516,654	138,116	748,739	263,469

Comprehensive income	1,200,901	1,312,206	2,163,313	934,896

Earnings per share of common stock
- Basic	0.05	0.13	0.11	0.07
- Diluted	0.05	0.13	0.11	0.07

Weighted average number of common shares outstanding
- Basic	12,899,560	9,248,973	12,849,203	9,248,973
- Diluted	12,906,483	9,248,973	12,852,665	9,248,973

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	1,414,574	671,427
Adjustments to reconcile net income to net cash flows provided by operating activities :
Amortization of intangible asset	25,000	25,000
Bad debts written off	1,258	21,121
Depreciation	345,674	262,222
Change in fair value of currency forwards	(29,102)	-
Loss on disposal of plant and equipment	17,551	2,340
Stock based compensation	114,584	-

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	4,209,356	(3,335,419)
Notes receivable	90,315	8,395
Deposit, prepaid expenses and other receivables	(2,761,398)	528,679
Inventories	(4,701,466)	1,106,129
Increase (decrease) in -
Accounts payable	1,973,774	2,017,519
Other payables and accrued liabilities	1,127,082	184,369
Income tax payable	226,163	(142,687)

Net cash flows provided by operating activities	2,053,365	1,349,095

Cash flows from investing activities
Acquisition of plant and equipment	(1,935,077)	(512,957)
Acquisition of leasehold land	-	(2,706,019)
Proceeds from disposal of plant and equipment	-	6,003

Net cash flows used in investing activities	(1,935,077)	(3,212,973)

Cash flows from financing activities
Proceeds from issuance of common stock	1,963,067	-
Proceeds from new short-term bank loans	-	454,465
Repayment of short-term bank loans	(1,423,993)	(279,171)
Repayment from other loans	2,475,343	-
Net advancement of other bank borrowings	(670,659)	3,027,151
Decrease in restricted cash	(1,026,983)	(666,473)
Advance to related parties	-	70,294

Net cash flows provided by financing activities	1,316,775	2,606,266

Net increase in cash and cash equivalents	1,435,063	742,388
Effect of foreign currency translation on cash and cash equivalents	75,279	14,490
Cash and cash equivalents - beginning of period	1,489,262	488,070

Cash and cash equivalents - end of period	2,999,604	1,244,948

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Stated in US Dollars)

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Supplemental disclosures of cash flow information :
Cash paid for :
Interest	400,767	248,640
Income taxes	5,015	195,487

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.             Corporation information and reorganization

Hong Kong Highpower Technology, Inc. (formerly SRKP 11, Inc. or “SRKP 11”) was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire.

On October 20, 2007, SRKP 11 entered into a share exchange agreement (the “Exchange Agreement”) with Hong Kong Highpower Technology Company Limited (“HKHTC”), which was incorporated in Hong Kong on July 4, 2003 under the Hong Kong Companies Ordinance. HKHTC was organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries.

As used herein, the “Company” refers to Hong Kong Highpower Technology, Inc. and its wholly-owned subsidiaries, HKHTC, Shenzhen Highpower Technology Co., Ltd. (“SZ Highpower”), HZ Highpower Technology Co., Ltd. (“HZ Highpower”) and Sure Power Technology (Shenzhen) Co., Ltd. (“Sure Power”), unless the context indicates otherwise.

Pursuant to the Exchange Agreement, SRKP 11 agreed to issue shares of its common stock in exchange for all of the issued and outstanding securities of HKHTC. On November 2, 2007, upon the closing of the Exchange Agreement, HKHTC had a total of 500,000 shares of common stock issued and outstanding, and SRKP 11 issued an aggregate of 9,248,973 shares of its common stock to the shareholders of HKHTC in exchange for all of the issued and outstanding securities of HKHTC on the basis of 18.497946 shares of SRKP 11 for each share of HKHTC. The 9,248,973 shares of common stock issued to the shareholders of HKHTC in conjunction with this transaction have been presented as outstanding for all periods presented. In addition, immediately prior to the closing of the Exchange Agreement, SRKP 11 and certain of its stockholders agreed to cancel an aggregate of 1,597,872 shares of outstanding common stock, as a result of which there were 1,777,128 shares of common stock outstanding immediately prior to the share exchange transaction.

On November 2, 2007, concurrently with the close of the Exchange Agreement, the Company received gross proceeds of $3,120,000 in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 1,772,745 shares of common stock at $1.76 per share. The investors in the Private Placement also entered into lock-up agreements pursuant to which they agreed not to sell their shares until 90 days after the Company’s common stock is listed or quoted on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, when one-tenth of their shares are released from the lock-up agreement, after which their shares will automatically be released from the lock-up agreement on a monthly basis pro rata over a nine-month period. After commissions and expenses, the Company received net proceeds of approximately $2,738,000 from the Private Placement.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Corporation information and reorganization (Continued)

Immediately after the closing of the Exchange Agreement and Private Placement, the Company had 12,798,846 shares of common stock issued and outstanding. Upon the closing of the Exchange Agreement, the shareholders of HKHTC and their designees owned approximately 72.3% of the Company’s issued and outstanding common stock, the pre-existing shareholders of the Company owned approximately 13.9% of the Company’s issued and outstanding common stock, and the investors in the Private Placemen owned 13.8% of the Company’s issued and outstanding common stock. Therefore, although HKHTC became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization in the form of a reverse merger of HKHTC, whereby HKHTC was deemed to be the accounting acquirer and was deemed to have retroactively adopted the capital structure of SRKP 11. Since the transaction was accounted for as a reverse merger, the accompanying consolidated financial statements reflect the historical consolidated financial statements of HKHTC for all periods presented, and do not include the historical financial statements of SRKP 11. All cost associated with the reverse merger transaction, consisting primarily of consideration paid to the pervious control parties of SRKP 11 and legal and investment banking fees and costs, were expensed as incurred as a cost of the recapitalization.

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

In January 2008, HKHTC invested $749,971 to HZ Highpower. HZ Highpower became a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as of June 30, 2008.

On June 20, 2008, HKHTC invested $250,000 in Sure Power, which became a wholly-owned subsidiary of HKHTC. Sure Power commenced business in June 2008 and specializes in researching and manufacturing Lithium-ion rechargeable batteries.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements for the interim periods are unaudited. In the opinion of management, these consolidated financial statements, include all adjustments, including normal recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results of operations to be expected for a full year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Comparative amounts

Certain comparative amounts in prior periods have been reclassified to conform to the current period’s presentation. The principal reclassification related to the separate presentation of loss on exchange rate difference as an operating cost line item in the statement of operations, which was previously included in general and administrative costs. These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity, or net income (loss).

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

A substantial percentage of the Company's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue in any of the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007

Company A	22%	20%
Company B	*	14%
* Less than 10%
	22%	34%

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Concentrations of credit risk (Continued)

Details of the accounts receivable from the customers with the largest receivable balances at June 30, 2008 and 2007 are as follows:

	Percentage of accounts receivable
	2008	2007

Company A	27%	30%
Company B	22%	31%
Largest receivable balances	49%	61%

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

The Company experienced bad debts during the six months ended June 30, 2008 and 2007 of $1,258 and $21,121, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes. During the six months period ended June 30, 2008 and 2007, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $208,052 and $160,170 for the six month periods ended June 30, 2008 and 2007, respectively. Generally, waste materials on hand at the end of a year are nominal.

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

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets (“SFAS 144”)”. SFAS 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business.  Pursuant to SFAS No. 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists.  In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.  The Company reports an impairment cost as a charge to operations at the time it is recognized.

There was no impairment of long-lived assets for the six months ended June 30, 2008 and 2007.

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

Advertising and promotion expenses, which are included in selling and distribution costs, were not material for the six months ended June 30, 2008 and 2007.

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

Foreign currency translation

The functional currency of the Company is the Renminbi (“RMB”). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective period.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

	June 30, 2008	June 30, 2007
Quarter end RMB : US$ exchange rate	6.8670	7.6120
Average quarterly RMB : US$ exchange rate	7.0225	7.7014

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

Basic and diluted earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.            Summary of significant accounting policies (Continued)

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008. In late February 2008, the Company purchased currency forwards to arbitrage the Dollar/RMB relationship. The Company used level one fair value inputs to determine the value the currency forwards (see Note 6), Level 1 fair value inputs include quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.            Summary of significant accounting policies (Continued)

Recently Issued Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 will have a material impact on our results of operations and financial position.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.            Risk Management Activities, Including Derivative

The Company selectively uses foreign currency forward contracts to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions. The terms of these derivative contracts are generally for 3 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses attributable to certain third party and intercompany financial assets and liabilities with similar terms. The net gains and losses attributable to these activities are included in Other income, net.

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Currency forwards (notional amount $5 million), consisting of a put and a call	29,102	-

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

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Foreign exchange contracts, net Gains recognized in Other income, net	11,092	-	11,092	-

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.            Change in fair value of share warrants

On June 19, 2008, the Company issued to WestPark Capital, Inc. warrants to purchase 52,500 shares of common stock at an exercise price of $3.90 per share in connection with the initial public offering. The warrants have a term of five years and are exercisable no sooner than one year and no later than five years.

The fair value of the warrants at June 19, 2008, the date of issue, is $276,000 and the value at an exercise price is $204,750 respectively. Accordingly, a change in fair value of the warrants of $71,250 is debited to the condensed consolidated statement of operations.

The fair value of the warrants is appraised by an independent qualified valuer.

5.            Other income

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Bank interest income	41,032	9,688	79,045	11,672
Gain on forward contract	11,092	-	11,092	-
Other interest income	6,501	3,007	17,218	3,007
Sundry income	61,495	19,498	117,299	59,184

	120,120	32,193	224,654	73,863

6.             Interest expenses

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on trade related bank loan	164,479	86,047	348,460	211,812
Interest on short-term bank loans	29,538	12,133	52,307	23,843
Interest on other loan	-	12,985	-	12,985

	194,017	111,165	400,767	248,640

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.             Income taxes

The components of the provision for income taxes are:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

PRC income taxes	17,937	109,486	174,313	66,237

Deferred tax benefit	46,361	(13,437)	55,679	(13,437)

	64,298	96,049	229,992	52,800

The major components of deferred tax recognized in the consolidated balance sheets as of June 30, 2008 and December 31, 2007 are as follows:

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Temporary difference on:
Reorganization of expenses	(75,884)	(24,527)
Accelerated tax depreciation on intangible asset	(11,250)	(3,750)

Deferred tax assets, net	(87,134)	(28,277)

Reorganization in the balance sheet:
Net deferred tax assets	(87,134)	(28,277)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of June 30, 2008, no liability for unrecognized tax benefits was required to be recorded.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.            Prepaid expenses and other receivables

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Purchase deposits paid	899,430	264,138
Advance to staff	175,466	74,502
Other deposits and prepayments*	2,596,147	147,503
Value-added tax prepayment	2,066,019	1,103,063
Other receivables	461,456	912,590
	6,198,518	2,501,796
*Includes prepayment of machinery costs of $1,565,703 paid by a subsidiary.

9.	Deferred charges – Stock-based compensation

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Cost
Stock-based compensation – consulting fee	520,000	-

Accumulated amortization	43,334	-
Net	476,666	-
Amortization expenses included in general and administrative costs for the six months period ended June 30, 2008 was $43,334.

The Company is amortizing the $520,000 cost of stock-based compensation over a period of one year on the straight line basis.

10.          Inventories

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Raw materials	4,676,717	4,507,255
Work in progress	2,603,270	1,694,997
Finished goods	12,571,824	8,101,083
Consumables	60,115	49,197
Packing materials	241,303	18,757
	20,153,229	14,371,289

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.          Plant and equipment

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Cost
Furniture, fixtures and office equipment	506,402	643,196
Leasehold improvement	914,923	146,622
Machinery and equipment	5,561,017	3,940,847
Motor vehicles	389,195	344,088

	7,371,537	5,074,753

Accumulated depreciation
Furniture, fixtures and office equipment	184,653	211,342
Leasehold improvement	146,840	100,864
Machinery and equipment	1,202,767	834,206
Motor vehicles	183,626	138,959

	1,717,886	1,285,371

Net
Furniture, fixtures and office equipment	321,749	431,854
Leasehold improvement	768,083	45,758
Machinery and equipment	4,358,250	3,106,641
Motor vehicles	205,569	205,129

	5,653,651	3,789,382

The components of depreciation charged are:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Included in factory overheads	159,594	126,164	265,018	208,178
Included in operating expenses	37,285	28,240	80,656	54,044

	196,879	154,404	345,674	262,222

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.          Intangible asset

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	75,000	50,000

Net	925,000	950,000

Amortization expenses included in selling and distribution costs for the six months period ended June 30, 2008 and 2007 were $25,000.

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

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the six months ended June 30, 2008, the Company recorded a total of approximately $151,729 as royalty expense, which was included in selling and distributing costs in the statement of operations. At June 30, 2008, accrued royalty fees payable was $1,526,892 (see Note 13).

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.          Other payables and accrued liabilities

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Accrued expenses	893,348	765,760
Accrued staff welfare	41,603	90,316
Royalty payable	1,526,892	1,327,026
Sales deposits received	1,080,707	136,295
Other payables	43,072	1,559

	3,585,622	2,320,956

14.          Bank borrowings

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Secured:
Repayable within one year
Short term bank loans	1,164,986	2,454,838
Other trade related bank loans	15,679,335	12,955,704

	16,844,321	15,410,542

As of June 30, 2008, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $6,873,512 which is included in restricted cash on the Balance sheet;

(b)	personal guarantee executed by the directors of the Company;

(c)	the legal charge over leasehold land with carrying amount $3,126,977; and

(d)	other financial covenant:-

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $10,217,693. The Company was in compliance with this requirement at June 30, 2008.

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at June 30, 2008 ranged from 5.508% to 6.804%.

The interest rates of short term bank loans were at 6.804% per annum at June 30, 2008.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Common stock

On June, 19, 2008, the Company’s common stock commenced trading on the American Stock Exchange.

On June 19, 2008, the Company issued 603,750 shares of common stock upon the closing of an initial public offering. The Company’s sale of common stock, which was sold indirectly by the Company to the public at a price of $3.25 per share, resulted in net proceeds of $1,486,400. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs.

On June 19, 2008, the Company issued 160,000 shares of common stock upon the closing of an initial public offering. The shares are treated as compensation for investor relations services. The services provided are for the period of one year from the date of June 19, 2008.

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $48,840 and $56,043 for the six months ended June 30, 2008 and 2007, respectively.

17.          Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2008 are as follows:

Year ending June 30	$
2008	470,960
2009	832,853
2010	372,287
2011	-
1,676,100

Rental expenses for the six months ended June 30, 2008 and 2007 were $292,506 and $202,035, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.          Commitments and contingencies (Continued)

Capital commitments

The Company has the following capital commitments as of June 30, 2008:

$

Purchase of plant and equipment	1,178,559

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

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Bills discounted	500,794	106,378

Other than as disclosed above, the Company had no other material contractual obligations and had no off-balance sheet guarantees or arrangement or transactions as at June 30, 2008.

18.          Related party transactions

Apart from the transactions as disclosed in Notes 14 and 15, the Company entered into the following transactions with a related party during the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Management fee paid to Canhold International Limited	-	10,278

Mr. Li Kai Man is a director of both the Company’s subsidiary, HKHTC, and Canhold International Limited.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.          Segment Information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information ”.

Long-lived assets of the Group are located in PRC. Geographic information about the revenues and accounts receivable which are classified based on the location of the customers, is set out as follows:

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Net revenue	$	$

Hong Kong and China	13,346,458	15,636,952
Asia	2,719,708	2,657,731
Europe	15,306,697	9,079,531
North America	5,187,455	4,602,551
South America	159,329	29,584
Others	133,391	-

	36,853,038	32,006,349

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Accounts receivable	$	$

Hong Kong and China	2,746,222	4,258,010
Asia	646,897	1,023,284
Europe	7,549,229	6,761,615
North America	1,702,031	3,863,266
South America	6,281	-
Others	27,634	-

	12,678,294	15,906,175

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Hong Kong Highpower Technology, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Co., Ltd. (referred to herein as “HKHT”), and HKHT’s wholly-owned subsidiaries Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”) and Sure Power Technology (Shenzhen) Co., Ltd. (“Sure Power”). This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this information statement.

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

In January 2008, we formed a new wholly-owned subsidiary, HZ Highpower Technology Co. (“HZ Highpower”) located in the East Lake New Technology Development zone in the PRC through which we will manufacture Ni-MH rechargeable batteries. HZ Highpower has not yet commenced business operations. We expect that HZ Highpower will commence operations in the fourth quarter of 2009. In June 2008, HKHT formed a new wholly-owned subsidiary, Sure Power Technology (Shenzhen) Co., Ltd. (“Sure Power”). Sure Power commenced business in June 2008, specializing in researching and manufacturing of Lithium-ion rechargeable batteries.

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

Results of Operations

Net sales for the three months ended June 30, 2008 were $19.0 million compared to $20.5 million for the three months ended June 30, 2007, a decrease of 7.1%. This decrease was largely due to a 4% decrease in the average selling price of our battery units, which we adjust in accordance with the fluctuating cost of nickel and the exchange rate between the U.S. Dollar and RMB, and a 3% decrease in the number of battery units sold. The 3% decrease in the number of battery units sold was due to decreased orders from our major customer, Uniross Batteries (HK) Ltd.

Cost of sales consists of the cost of nickel and other materials. Costs of sales were $15.6 million the three months ended June 30, 2008 as compared to $17.6 million for the comparable period in 2007. As a percentage of net sales, cost of sales decreased to 82.3% for the three months ended March 31, 2008 compared to 86.1% for the comparable period in 2007. This decrease was attributable to an 8.6% decrease in the average per unit cost of goods sold during three months ended June 30, 2008 as compared to the comparable period in 2007 due to the decrease in the cost of nickel, offset by a 4% decrease in the average selling price of our battery units during the three months ended June 30, 2008 over three months ended June 30, 2007.

Gross profit for the three months ended June 30, 2008 was $3.4 million, or 17.7% of net sales, compared to $2.8 million, or 13.9% of net sales, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the three months ended June 30, 2008 is primarily due to an 8.6% decrease in the average per unit cost of goods sold.

Selling and distribution costs were $548,000 for the three months ended June 30, 2008 compared to $475,000 for the comparable period in 2007. The increase was due to the expansion of our team of sales representatives.

General and administrative expenses were $1.6 million, or 8.3% of net sales, for the three months ended June 30, 2008, compared to $866,000, or 4.2% of net sales, for the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The increase as a percentage of net sales was due to increased labor costs and costs associated with our initial public offering and listing on the American Stock Exchange (“AMEX”). Labor costs increased $230,000 for the three months ended June 30, 2008 over the comparable period in 2007 due to the expansion of our workforce to expand production. Costs associated with our initial public offering and listing on AMEX increased $260,000 for the three months ended June 30, 2008 over the comparable period in 2007, which consisted primarily of legal, investment banking fees and accounting fees and costs.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $331,000 and $129,000, respectively, in the three months ended June 30, 2008 and 2007, an increase of 256%, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods. Beginning in 2008, to cope with devaluation of the U.S. Dollar relative to the RMB, we are engaging in currency hedging and adjusting the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB.

Interest expenses were $194,000 for the three months ended June 30, 2008, as compared to $111,000 for the comparable period in 2007. The increase was primarily due to both higher borrowing levels and higher interest rate. We increased our borrowings by approximately $435,000 in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $120,000, for the three months ended June 30, 2008, as compared to $32,000 for the three months ended June 30, 2007, an increase of 273%. The increase was due to a $31,000 increase in bank interest income, a $3,500 increase in other interest income, a $42,000 increase in sundry income and an $11,000 gain on a forward contract.

During the three months ended June 30, 2008, we recorded a provision for income taxes of $64,000, as compared to $96,000 for the comparable period in 2007. The decrease was a result of a decrease in our net income profit margin.

Net income for the three months ended June 30, 2008 was $684,000, compared to net income of $1.2 million for the comparable period in 2007.

Six Months Ended June 30, 2008

Net sales for the six months ended June 30, 2008 were $36.9 million compared to $32.0 million for the six months ended June 30, 2007, an increase of 15.1%. This increase was largely due to a 5.8% increase in the average selling price of our battery units, which we were able to implement due to an agreement with our major customers permitting us to raise the prices on our battery products in accordance with the cost of nickel and exchange rate between the U.S. Dollar and RMB, an 8.8% increase in the number of battery units sold and $91,000 from the sale of battery seconds during six months ended June 30, 2008. The 8.8% increase in the number of battery units sold was due to increased orders from our major customer, Energizer Battery Manufacturing, Inc.

Cost of sales consists of the cost of nickel and other materials. Costs of sales were $30.8 million the six months ended June 30, 2008 as compared to $28.1 million for the comparable period in 2007. As a percentage of net sales, cost of sales decreased to 82.4% for the six months ended June 30, 2008 compared to 87.8% for the comparable period in 2007. This decrease was attributable to a 5.8% increase in the average selling price of our battery units during the six months ended June 30, 2008 over the six months ended June 30, 2007, offset by a 0.6% increase in the average per unit cost of goods sold during the six months ended June 30, 2008 as compared to the comparable period in 2007 due to the devaluation of the U.S. Dollar relative to the RMB.

Gross profit for the six months ended June 30, 2008 was $6.1 million, or 16.5% of net sales, compared to $3.9 million, or 12.2% of net sales, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the six months ended June 30, 2008 is primarily due to a 5.8% increase in the average selling price of our battery units.

Selling and distribution costs were $962,000 for the six months ended June 30, 2008 compared to $948,000 for the comparable period in 2007. The increase was due to the expansion of our team of sales representatives.

General and administrative expenses were $2.3 million, or 6.4% of net sales, for the six months ended June 30, 2008, compared to $1.8 million, or 5.6% of net sales, for the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The increase as a percentage of net sales was due to increased labor costs and costs associated with our initial public offering and listing on AMEX. Labor costs increased $180,000 for the six months ended June 30, 2008 over the comparable period in 2007 due to the expansion of our workforce to expand production. Costs associated with our initial public offering and listing on AMEX increased $260,000 for the six months ended June 30, 2008 over the comparable period in 2007, which consisted primarily of legal and investment banking fees and accounting fees and costs.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $836,000 and $201,000, respectively, in the six months ended June 30, 2008 and 2007, an increase of 415%, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods. Beginning in 2008, to cope with devaluation of the U.S. Dollar relative to the RMB, we are engaging in currency hedging and adjusting the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB.

Interest expenses were $401,000 for the six months ended June 30, 2008, as compared to $249,000 for the comparable period in 2007. The increase was primarily due to both higher borrowing levels and higher interest rate. We increased our borrowings by approximately $769,000 in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $225,000, for the six months ended June 30, 2008, as compared to $74,000 for the six months ended June 30, 2007, an increase of 204%. The increase was due to a $67,000 increase in bank interest income, a $14,000 increase in other interest income, a $58,000 increase in sundry income and an $11,000 gain on forward contract in the six months ended June 30, 2008.

During the six months ended June 30, 2008, we recorded a provision for income taxes of $231,000, as compared to $53,000 for the comparable period in 2007. The increase was a result of an increase in our net income profit margin.

Net income for the six months ended June 30, 2008 was $1.4 million, compared to $671,000 for the comparable period in 2007.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of June 30, 2008, we had in place general banking facilities with four financial institutions aggregating $28.6 million. The maturity of these facilities is generally up to one year. The facilities are subject to annual review and approval. These banking facilities are guaranteed by us and some of our stockholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of June 30, 2008, we had utilized approximately $16.9 million under such general credit facilities and had available unused credit facilities of $11.8 million.

On November 2, 2007, upon the closing of a private placement, we received gross proceeds of $3.12 million in a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 1,772,745 shares of Common Stock at $1.76 per share. For its services in connection with the Share Exchange and as placement agent, the placement agent received an aggregate commission equal to 10% of the gross proceeds from the Private Placement, in addition to $30,000 in connection with the execution of the Exchange Agreement and a $40,000 success fee for the Share Exchange, for an aggregate amount fee of $382,000.

For the six months ended June 30, 2008, net cash provided by operating activities was approximately $2.1 million, as compared to approximately $1.3 million for the comparable period in 2007. The increase in net cash provided by operating activities is primarily attributable to a decrease in accounts receivable levels.

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2008 compared to $3.2 million for the comparable period in 2007. The decrease of cash used in investing activities was primarily attributable to the acquisition of land equity in HuiZhou in the comparable period in 2007. Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2008 as compared to net cash used by financing activities of $2.6 million for the comparable period in 2007. The decrease in net cash provided by financing activities was attributable to a repayment of short-term bank loans of approximately $1,423,000 in 2008.

For the six months ended June 30, 2008, our inventory turnover was 1.78 times, as compared to 1.85 times at June 30, 2007. The average days outstanding of our accounts receivable at June 30, 2008 were 70 days, as compared to 56 days at June 30, 2007. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $3.0 million.

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

Recent Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 will have a material impact on our results of operations and financial position.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. However, approximately 75% of our sales are made in U.S. Dollars. During the six months ended June 30, 2008, the exchange rate of the RMB to the U.S. Dollar increased approximately 6% from the level at the end of December 31, 2007. This fluctuation resulted in a slight increase in our material costs during the six months ended June 30, 2008. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the US Dollar. Exchange rate fluctuations may also affect the value, in US Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the U.S. Dollar to our functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US Dollar receivables and sales. In late February 2008, the Company entered in a series of currency hedges totaling a notional amount US$5,000,000 expiring from October 2008 to February 2009. The foreign currency forwards provide for potential losses to the Company if the dollar weakens below an average rate of 6.5 RMB to the US Dollar. The Company would have gains if the U.S. Dollar strengthens against the RMB. Settlement of the notional amounts will be made 20% each month starting in October 2008 and ending in February 2009.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2008.

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

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. While there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007, we set forth our risk factors below. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

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

We have a limited operating history. We were established in GuangZhou, China in 2001 and commenced operations in Shenzhen in 2002. Our limited operating history may not provide a meaningful basis for an investor to evaluate our business, financial performance and prospects. We may not be able to:

—	maintain our leading position in the Ni-MH battery market;

—	successfully develop our Li-ion battery business;

—	retain existing customers or acquire new customers;

—	diversify our revenue sources by successfully developing and selling our products in the global battery market and other markets;

—	keep up with evolving industry standards and market developments;

—	respond to competitive market conditions;

—	maintain adequate control of our expenses;

•	manage our relationships with our suppliers;

•	attract, train, retain and motivate qualified personnel; or

•	protect our proprietary technologies.

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 62.4%, 57% and 37.4% of our net sales for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of June 30, 2008, we have registered two trademarks as used on our battery products, one in English and in the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of June 30, 2008, we held four Chinese patents and had three Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of June 30, 2008, we had approximately 2,510 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

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

We are subject to various environmental laws and regulations that require us to obtain environmental permits for our battery manufacturing operations. We have an environmental permit from the Shenzhen Environment Protection Bureau Longgang Bureau (the “Bureau”) covering our manufacturing operations that expires on December 31, 2010. Historically, under a previous permit which expired in September 2007, we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in the permit. Although we do not currently expect to exceed the approved annual output limits under the new permit, we cannot guarantee that this will be the case. Additionally, our current permit does not cover one of our existing premises at our manufacturing facility. If we fail to comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

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

Our operating subsidiary, Shenzhen Highpower, is subject to a reduced enterprise income tax rate of 15%, which is only granted to high-technology enterprises operating in the Shenzhen Special Economic Zone. From 2005 to 2007, Shenzhen Highpower enjoyed a preferential income tax rate of 7.5% due to its status as a new business and high-tech enterprise. That status expired on December 31, 2007. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to us at this time. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, could increase our tax liabilities and reduce our net income.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

The price of our common stock may be volatile, and if an active trading market for our common stock does not develop, the price of our common stock may suffer and decline.

Prior to our initial public offering and listing of our common stock on the American Stock Exchange on June 19, 2008, there has been no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline. The price at which our common stock will trade after our initial public offering is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

In June 2008, we completed a public offering and sale of 603,750 shares of common stock, all of which are currently freely tradeable. In addition, pursuant to the terms of the Share Exchange, we filed a registration statement with the Securities and Exchange Commission to register a total of 1,772,745 shares of our common stock issued in a Private Placement that was conducted in connection with the Share Exchange in November 2007. The registration statement was declared effective by the Securities and Exchange Commission in June 2008. The investors in the Private Placement also entered into a lock-up agreement pursuant to which they agreed not to sell their shares until ninety (90) days after our common stock was listed on the American Stock Exchange, when one-tenth of their shares are released from the lock up, after which their shares will automatically be released from the lock up on a monthly basis pro rata over a nine month period.

We also registered 817,479 shares of common stock held by certain of our stockholders immediately prior to the Share Exchange in a registration statement declared effective in June 2008. In addition, registered a total of 959,649 shares of common stock that are held by affiliates of Westpark Capital, Inc. that were our stockholders prior to the Share Exchange in a registration statement declared effective in August 2008. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

Additionally, subject to lock-up agreements entered into with WestPark Capital, Inc. pursuant to which the former stockholders of HKHT and their designees agreed not to sell their shares until June 20, 2009, the former shareholders of HKHT and/or their designees may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a non-affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Following the Share Exchange, the former principal shareholders of HKHT have significant influence over us.

Our officers and directors beneficially own or control approximately 60.0% of our outstanding shares as of the closing of our initial public offering on July 24, 2008. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of the former HKHT stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we included management's assessment of our internal control over financial reporting as of the end of the previous fiscal year in our annual report on Form 10-K for the year ended December 31, 2007. The attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

On October 20, 2007, we entered into the Exchange Agreement with all of the shareholders of HKHT, pursuant to which we agreed to acquire 100% of the issued and outstanding securities of HKHT in exchange for shares of our common stock. On November 2, 2007, the Share Exchange closed, HKHT became our 100%-owned subsidiary and our sole business operations became that of HKHT. We also have a new Board of Directors and management consisting of persons from HKHT and changed our corporate name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc.

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

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

On June 19, 2008, we issued 160,000 shares of our common stock to Nascent Value, LLC in consideration for the signing of an agreement for investor relations and consulting services. The securities were offered and issued to Nascent Value, LLC in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Nascent Value, LLC qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

On June 19, 2008, upon the closing of our initial public offering, we issued to WestPark Capital, Inc. warrants to purchase up to 52,500 shares of our common stock in exchange for its underwriting services provided to us in connection with our initial public offering. The warrants are exercisable at a per share exercise price of $3.90, subject to standard anti-dilution adjustments for stock splits and similar transactions, and will expire after five years. The securities were issued to WestPark Capital in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Use of Proceeds

On June 24, 2008, we completed our initial public offering of common stock in which we sold 603,750 shares of common stock (including 78,750 shares sold pursuant to the underwriter’s full exercise of their over-allotment option) at an issue price of $3.25 per share. The SEC declared the registration statements for the initial public offering, File Nos. 333-147355 and 333-151793, each effective on June 19, 2008 and June 20, 2008, respectively. The managing underwriter for the offering was WestPark Capital, Inc. We raised a total of approximately $2.0 million in gross proceeds from our initial public offering, or approximately $1.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $196,000 and other offering costs of approximately $551,000.

As of June 30, 2008, we have used approximately $1.2 million of such proceeds for working capital purposes to finance our existing operations.

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

Hong Kong Highpower Technology, Inc.

Dated: August 12, 2008	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	Yu Zhi Qui
	By:	Yu Zhi Qui
	Its:	Chief Financial Officer