Form 10-Q
period 2008-09-30
Hong Kong Highpower Technology, Inc.
filed 2008-11-12
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The registrant had 13,562,596 shares of common stock, par value $0.0001 per share, outstanding as of November 11, 2008.

HONG KONG HIGHPOWER TECHNOLOGY, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

Part I. Financial Information

Item 1. Financial Statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)
	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	4,034,618	1,489,262
Restricted cash	4,586,981	5,453,650
Accounts receivable	11,099,815	15,906,175
Notes receivable	53,567	386,482
Prepaid expenses and other receivables - Note 8	4,508,703	2,501,796
Deferred charges - Stock-based compensation - Note 9	346,667	-
Inventories, net - Note 10	16,394,705	14,371,289

Total Current Assets	41,025,056	40,108,654
Deferred tax assets - Note 7	251,782	28,277
Deposit paid for acquisition of machinery	-	1,115,123
Plant and equipment, net - Note 11	6,032,330	3,789,382
Leasehold land	3,142,778	2,928,495
Intangible asset - Note 12	912,500	950,000
Currency forward - Note 3	29,102	-

TOTAL ASSETS	51,393,548	48,919,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	17,569,651	19,561,118
Other payables accrued liabilities - Note 13	3,493,025	2,320,956
Income tax payable	701,664	73,768
Bank borrowings - Note 14	13,230,863	15,410,542

Total Current Liabilities	34,995,203	37,366,384

TOTAL LIABILITIES	34,995,203	37,366,384

COMMITMENTS AND CONTINGENCIES - Note 17

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

STOCKHOLDERS’ EQUITY
Preferred stock
Par value: US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none

Common stock
Par value : US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2008 - 13,562,596 shares (2007 - 12,798,846 shares)	1,356	1,280
Additional paid-in capital	5,048,763	2,765,870
Accumulated other comprehensive income	2,015,772	1,157,872
Retained earnings	9,332,454	7,628,525

TOTAL STOCKHOLDERS’ EQUITY	16,398,345	11,553,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	51,393,548	48,919,931

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	20,473,472	19,879,829	57,326,510	51,886,178
Cost of sales	(16,961,664)	(17,269,784)	(47,731,537)	(45,372,444)

Gross profit	3,511,808	2,610,045	9,594,973	6,513,734
Depreciation	(49,792)	(31,532)	(130,448)	(85,576)
Selling and distribution costs	(799,666)	(631,203)	(1,761,386)	(1,579,491)
General and administrative costs, including stock-based compensation	(1,915,367)	(737,108)	(4,256,468)	(2,538,053)
Loss on exchange rate difference	(159,310)	(183,582)	(994,985)	(384,990)

Income from operations	587,673	1,026,620	2,451,686	1,925,624
Change in fair value of currency forwards - Note 3	-	-	29,102	-
Change in fair value of warrants - Note 4	(204,750)	-	(276,000)	-
Other income - Note 5	101,179	58,861	325,833	132,724
Interest expenses - Note 6	(159,063)	(189,446)	(559,830)	(438,086)

Income before taxes	325,039	896,035	1,970,791	1,620,262
Income taxes - Note 7	(35,683)	(57,916)	(266,861)	(110,716)

Net income for the period	289,356	838,119	1,703,930	1,509,546

Other comprehensive income
- Foreign currency translation gain	109,161	127,959	857,900	391,428

Comprehensive income	398,517	966,078	2,561,830	1,900,974

Earnings per share of common stock
- Basic	0.02	0.06	0.13	0.10
- Diluted	0.02	0.06	0.13	0.10

Weighted average number of common shares outstanding
- Basic	13,562,596	14,798,328	13,088,737	14,798,328
- Dilutive	13,615,096	14,798,328	13,108,644	14,798,328

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	1,703,929	1,509,546
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Amortization of intangible asset	37,500	37,500
Bad debts written off	4,445	21,192
Depreciation	548,884	423,103
Change in fair value of currency forwards	(29,102)	-
Change in fair value of warrants	276,000	-
Loss on disposal of plant and equipment	43,704	3,848
Stock based compensation	173,333	-

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	5,859,341	(5,948,915)
Notes receivable	332,982	76,389
Deposit, prepaid expenses and other receivables	(1,381,578)	(66,464)
Inventories	(954,510)	1,253,050
Increase (decrease) in -
Accounts payable	(3,361,758)	1,227,858
Other payables and accrued liabilities	1,029,025	179,232
Income tax payable	1,159,544	(100,881)

Net cash flows provided by / (used in) operating activities	5,441,739	(1,384,542)

Cash flows from investing activities
Acquisition of plant and equipment	(2,523,600)	(789,753)
Acquisition of leasehold land	-	(2,715,046)
Proceeds from disposal of plant and equipment	393	6,022

Net cash flows used in investing activities	(2,523,207)	(3,498,777)

Cash flows from financing activities
Proceeds from issuance of common stock	1,486,400	-
Proceeds from new short-term bank loans	(1,437,492)	455,981
Repayment of short-term bank loans	(5,298,812)	(716,541)
Net advancement of other bank borrowings	3,487,980	9,060,192
Decrease / (increase) in restricted cash	1,243,154	(2,942,583)
Advance to related parties	-	78,290

Net cash flows (used in) / provided by financing activities	(518,770)	5,935,339

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Stated in US Dollars)

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Net increase in cash and cash equivalents	2,399,762	1,052,020

Effect of foreign currency translation on cash and cash equivalents	145,594	36,581
Cash and cash equivalents - beginning of period	1,489,262	487,434

Cash and cash equivalents - end of period	4,034,618	1,576,035
Supplemental disclosures of cash flow information :
Cash paid for :
Interest	559,830	438,086
Income taxes	137,530	196,139

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

As used herein, the “Company” refers to Hong Kong Highpower Technology, Inc. and its wholly-owned subsidiaries, HKHTC, Shenzhen Highpower Technology Co., Ltd. (“SZ Highpower”) and HZ Highpower Technology Co., Ltd. (“HZ Highpower”) and Sure Power Technology (Shenzhen) Co., Ltd (“Sure Power”), unless the context indicates otherwise.

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

As a result of the Reorganization in 2005, SZ Highpower became a wholly-owned subsidiary of HKHTC and became its main operating business.

In January 2008, HKHTC invested $749,971 to HZ Highpower. HZ Highpower became a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as at September 30, 2008.

In June 20, 2008, HKHTC invested $250,000 in Sure Power which became a wholly-owned subsidiary of HKHTC. On July 9, 2008, HKHTC invested an additional $750,000 in Sure Power. Sure Power commenced business in June 2008 and specializes in researching and manufacturing Lithium-ion rechargeable batteries.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements for the interim periods are unaudited. In the opinion of management, these consolidated financial statements, include all adjustments, including normal recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results of operations to be expected for a full year, The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

A substantial percentage of the Company's sales are made to certain customers. Details of the customers accounting for 10% or more of total net revenue in the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007

Company A	22%	22%
Company B	*	18%
	22%	40%
* Less than 10%

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Concentrations of credit risk (Continued)

Details of the accounts receivable from the customers with the largest receivable balances at September 30, 2008 and December 31, 2007 are as follows:

	Percentage of accounts receivable
	September 30,	December 31,
	2008	2007

Company A	18%	30%
Company B	17%	31%
Company C	10%	*
Largest receivable balances	45%	61%
* Less than 10%

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

The Company experienced bad debts during the nine months ended September 30, 2008 and 2007 of $4,445 and $21,192, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes. During the nine months period ended September 30, 2008 and 2007, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $310,110 and $305,669 for the nine months period ended September 30, 2008 and 2007 respectively. Generally, waste materials on hand at the end of a year are nominal.

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

There was no impairment of long-lived assets for the nine months ended September 30, 2008 and 2007.

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

Advertising and promotion expenses, which are included in selling and distributing costs, were not material for the nine months ended September 30, 2008 and 2007.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

	September 30,
	2008	2007

Quarter end RMB : US$ exchange rate	6.8325	7.5176
Average quarterly RMB : US$ exchange rate	6.9566	7.6758

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

Recently Issued Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements. That address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, exception those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.

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

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Currency forwards (notional amount $5 million), consisting of a put and a call	29,102	-

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

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Foreign exchange contracts, net
Gains recognized in Other income, net	6,049	-	17,141	-

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Change in fair value of share warrants

On June 19, 2008, the Company issued to WestPark Capital warrants to purchase 52,500 shares of common stock at an exercise price of $3.90 per share in connection with the initial public offering. The warrants have a term of five years and are exercisable no sooner than one year and no later than five years.

The fair value of the warrants at June 19, 2008, the date of issue is $276,000.The fair value of the warrants is appraised by an independent qualified valuer.

5.	Other income

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Bank interest income	56,266	23,125	135,311	34,797
Gain on forward contract	6,049	-	17,141	-
Other interest income	3,379	16,280	20,597	19,287
Sundry income	35,485	19,456	152,784	78,640

	101,179	58,861	325,833	132,724

6.	Interest expenses

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on trade related bank loan	128,316	172,142	476,776	383,954
Interest on short-term bank loans	30,747	17,261	83,054	41,104
Interest on other loan	-	43	-	13,028

	159,063	189,446	559,830	438,086

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes

The components of the provision for income taxes are:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

PRC income taxes	196,231	61,663	484,349	127,900

Deferred tax benefit	(160,548)	(3,747)	(217,488)	(17,184)

	35,683	57,916	266,861	110,716

The major components of deferred tax recognized in the consolidated balance sheets as of September 30, 2008 and December 31, 2007 are as follows:-

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Temporary difference on:-
Reorganization of expenses	(238,657)	(24,527)
Accelerated tax depreciation on intangible asset	(13,125)	(3,750)

Deferred tax assets, net	(251,782)	(28,277)

Reorganization in the balance sheet:
Net deferred tax assets	(251,782)	(28,277)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of September 30, 2008, no liability for unrecognized tax benefits was required to be recorded.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Prepaid expenses and other receivables

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Purchase deposits paid	505,698	264,138
Advance to staff	126,018	74,502
Other deposits and prepayments*	2,015,410	147,503
Value-added tax prepayment	1,396,520	1,103,063
Other receivables	465,057	912,590
	4,508,703	2,501,796
*Includes prepayment of machinery cost of $1,185,431 by a subsidiary.

9.	Deferred charges - Stock-based compensation

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Cost
Stock-based compensation - consulting fee	520,000	-
Accumulated amortization	173,333	-
Net	346,667	-

Amortization expenses included in general and administrative costs for the nine months period ended September 30, 2008 were $173,333.

The Company is amortizing the $520,000 cost of stock-based compensation over a period of one year on the straight line basis.

10.	Inventories

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Raw materials	2,802,730	4,507,255
Work in progress	1,566,514	1,694,997
Finished goods	11,498,147	8,101,083
Consumables	60,905	49,197
Packing materials	466,409	18,757
	16,394,705	14,371,289

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Plant and equipment

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Cost
Furniture, fixtures and office equipment	584,077	643,196
Leasehold improvement	932,465	146,622
Machinery and equipment	6,086,747	3,940,847
Motor vehicles	396,284	344,088

	7,999,573	5,074,753

Accumulated depreciation
Furniture, fixtures and office equipment	211,397	211,342
Leasehold improvement	206,583	100,864
Machinery and equipment	1,345,967	834,206
Motor vehicles	203,296	138,959

	1,967,243	1,285,371

Net
Furniture, fixtures and office equipment	372,680	431,854
Leasehold improvement	725,882	45,758
Machinery and equipment	4,740,780	3,106,641
Motor vehicles	192,988	205,129

	6,032,330	3,789,382

The components of depreciation charged are:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Included in factory overheads	194,795	129,348	459,813	337,526
Included in operating expenses	49,792	31,532	130,448	85,576

	244,587	160,880	590,261	423,102

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Intangible asset

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	87,500	50,000

Net	912,500	950,000

Amortization expenses included in selling and distribution costs for the nine months ended September 30, 2008 and 2007 were $37,500 and $37,500, respectively.

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

On August 8, 2007, SZ Highpower and Ovonic amended the Consumer Battery License Agreement pursuant to which SZ Highpower agreed to pay a total of $112,580, which was to be made in two equal payments of $56,290, one of which was to be made within 15 days of August 8, 2007, and the other within 45 days of August 8, 2007, as royalties for its use of the licensed technology in 2004, 2005 and 2006. Both of these payments were made during 2007 and were recorded as royalty expense in prior years, which was included in selling and distributing costs in the statement of operations.

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the nine months ended September 30, 2008, the Company recorded a total of approximately $230,832 as royalty expense, which was included in selling and distributing costs in the statement of operations. At September 30, 2008, accrued royalty fees payable was $1,613,683 (see Note 13).

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Other payables and accrued liabilities

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Accrued expenses	1,115,014	765,760
Accrued staff welfare	30,384	90,316
Royalty payable	1,613,683	1,327,026
Sales deposits received	687,581	136,295
Other payables	46,363	1,559

	3,493,025	2,320,956

14.	Bank borrowings

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Secured:
Repayable within one year
Short term bank loans	1,170,875	2,454,838
Other trade related bank loans	12,059,988	12,955,704

	13,230,863	15,410,542

As of September 30, 2008, the above bank borrowings were secured by the following:

(a) charge over bank deposits of $4,586,981 which is included in restricted cash on the Balance Sheet;

(b) personal guarantee executed by the directors of the Company;

(c) the legal charge over leasehold land with carrying amount $3,142,778; and

(d) other financial covenant:

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $11,708,727. The Company was in compliance with this requirement at September 30, 2008.

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at September 30, 2008 ranged from 5.508% to 6.804%.

The interest rates of short term bank loans were at 6.804% per annum at September 30, 2008.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Common stock

On June 19, 2008, the Company’s common stock commenced trading on the NYSE Alternext U.S. (formerly the American Stock Exchange).

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $334,676 and $85,200 for the nine months ended September 30, 2008 and 2007, respectively.

17.	Commitments and contingencies

Operating leases commitments

The Group leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2008 are as follows:

Year ending September 30	$
2008	248,856
2009	946,508
2010	378,624

1,573,988

Rental expenses for the nine months ended September 30, 2008 and 2007 were $569,438 and $276,938, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Commitments and contingencies (Continued)

Capital commitments

The Group has the following capital commitments as of September 30, 2008:

$

Purchase of plant and equipment	831,830

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

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Bills discounted	-	106,378

Other than as disclosed above, the Company had no other material contractual obligations and had no off-balance sheet guarantees or arrangement or transactions as at September 30, 2008

18.	Related party transactions

Apart from the transactions as disclosed in Notes 14 and 15, the Group entered into the following transactions with its related party during the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Management fee paid to Canhold International Limited	3,739	15,617

Mr. Li Kai Man is the director of both the Company’s subsidiary, HKHTC and Canhold International Limited.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Segment Information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

Long-lived assets of the Group are located in PRC. Geographic information about the revenues and accounts receivable which are classified based on the location of the customers, is set out as follows:

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Net revenue	$	$

Hong Kong and China	23,619,551	21,433,716
Asia	3,859,153	4,356,175
Europe	20,979,729	17,314,386
North America	8,482,758	8,568,668
South America	155,278	213,233
Others	230,041	-

	57,326,510	51,886,178

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Accounts receivable	$	$

Hong Kong and China	7,537,004	4,258,010
Asia	89,452	1,023,284
Europe	995,466	6,761,615
North America	2,250,573	3,863,266
Others	227,320	-

	11,099,815	15,906,175

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

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for the our products, fluctuations in the cost of raw materials, our dependence on, or inability to attract additional, major customers for a significant portion of our net sales, our ability to increase manufacturing capabilities to satisfy orders from new customers, changes in the laws of the PRC that affect our operations, our ability to complete construction at our new manufacturing facility on time, our ability to control operating expenses and costs related to the construction of our new manufacturing facility, the devaluation of the U.S. Dollar relative to the Renminbi, our dependence on the growth in demand for portable electronic devices and the success of manufacturers of the end applications that use our battery products, responsiveness to competitive market conditions, our ability to successfully manufacture Li-ion batteries in the time frame and amounts expected, the market acceptance of our Li-ion products, changes in foreign, political, social, business and economic conditions that affect our production capabilities or demand for our products, and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described in elsewhere in this report or in the “Risk Factors” section of our 2007 Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

In September 2008, we completed the construction and build-out of two production lines for the development and manufacturing of a range of Lithium-ion (“Li-ion”) rechargeable batteries and products. The new Li-ion production facilities are part of our main Ni-MH factory located in Shenzhen, Guangdong Province, PRC.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only supplementally. EBITDA is calculated as follows for the periods presented:

	Three Months Ended September 30,
	2008	2007
	$	$
Net income (loss)	289,356	838,119
Interest expense	159,063	189,446
Income taxes	35,683	57,916
Depreciation	99,792	81,532
Amortization	142,500	12,500
EBITDA	726,394	1,179,513

EBITDA for the third quarter ended September 30, 2008 totaled $730,000, compared with $1.2 million for the third quarter 2007 and $1.0 million for the second quarter 2008. The year-over-year decrease was primarily due to increased labor costs, costs associated with our initial public offering and listing on the NYSE Alternext U.S. (formerly the American Stock Exchange), increased stock-based compensation expenses and a one-time charge of change in fair value of warrants.

Three Months Ended September 30, 2008 and 2007

Net sales for the three months ended September 30, 2008 were $20.5 million compared to $19.9 million for the three months ended September 30, 2007, an increase of 3.0%. This increase was largely due to a 5% increase in the average selling price of our battery units, which we adjust in accordance with the fluctuating cost of nickel and the exchange rate between the U.S. Dollar and RMB, partially offset by a 2% decrease in the number of battery units sold. The 2% decrease in the number of battery units sold was due to decreased orders from our major customers, Uniross Batteries (HK) Ltd and Energizer Battery Manufacturing Inc.

Cost of sales consists of the cost of nickel and other materials. Costs of sales were $17.0 million the three months ended September 30, 2008 as compared to $17.3 million for the comparable period in 2007. As a percentage of net sales, cost of sales decreased to 82.8% for the three months ended September 30, 2008 compared to 86.9% for the comparable period in 2007. This decrease was attributable to a 5% increase in the average selling price of our battery units during the three months ended September 30, 2008 over three months ended September 30, 2007.

Gross profit for the three months ended September 30, 2008 was $3.5 million, or 17.2% of net sales, compared to $2.6 million, or 13.1% of net sales, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the three months ended September 30, 2008 is primarily due to a 5% increase in the average selling price of our battery units.

Selling and distribution costs were $800,000 for the three months ended September 30, 2008 compared to $631,000 for the comparable period in 2007. The increase was due to the expansion of our team of sales representatives.

General and administrative expenses were $1.9 million, or 9.4% of net sales, for the three months ended September 30, 2008, compared to $737,000, or 3.7% of net sales, for the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The increase as a percentage of net sales was due to increased labor costs and costs associated with our initial public offering and listing on the NYSE Alternext US (formerly the American Stock Exchange) and stock-based compensation expenses. Labor costs increased $274,000 for the three months ended September 30, 2008 over the comparable period in 2007 due to the expansion of our workforce to expand production. Costs associated with our initial public offering and listing on the NYSE Alternext US increased $591,000 for the three months ended September 30, 2008 over the comparable period in 2007, which consisted primarily of legal, investment banking fees and accounting fees and costs. Stock-based compensation expenses increased $130,000 for the three months ended September 30, 2008 over the comparable period in 2007 due to stock-based compensation related to a consulting fee of $520,000, which we are amortizing over a period of one year on a straight line basis.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $159,000 and $184,000, respectively, in the three months ended September 30, 2008 and 2007, a decrease of 13.2%, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods. To cope with devaluation of the U.S. Dollar relative to the RMB, we are engaging in currency hedging and adjusting the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB.

Interest expenses were $159,000 for the three months ended September 30, 2008, as compared to $189,000 for the comparable period in 2007. The decrease was primarily due to lower borrowing levels. We decreased our borrowings by approximately $2.2 million in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Future increases in borrowing rates would increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $101,000, for the three months ended September 30, 2008, as compared to $59,000 for the three months ended September 30, 2007, an increase of 71.9%. The increase was due to a $33,000 increase in bank interest income, a $16,000 increase in sundry income, a $6,000 gain on a forward contract, offset by a $13,000 decrease in other interest income.

During the three months ended September 30, 2008, we recorded a provision for income taxes of $36,000, as compared to $58,000 for the comparable period in 2007. The decrease was a result of a decrease in our net income profit margin.

Net income for the three months ended September 30, 2008 was $289,000, compared to net income of $838,000 for the comparable period in 2007.

Nine Months Ended September 30, 2008 and 2007

Net sales for the nine months ended September 30, 2008 were $57.3 million compared to $51.9 million for the nine months ended September 30, 2007, an increase of 10.5%. This increase was largely due to a 6% increase in the average selling price of our battery units, which we were able to implement due to an agreement with our major customers permitting us to raise the prices on our battery products in accordance with the cost of nickel and exchange rate between the U.S. Dollar and RMB, an 4% increase in the number of battery units sold and $95,000 from the sale of battery seconds during nine months ended September 30, 2008. The 4% increase in the number of battery units sold was due to increased orders from our major customer, Energizer Battery Manufacturing, Inc.

Cost of sales consists of the cost of nickel and other materials. Costs of sales were $47.7 million the nine months ended September 30, 2008 as compared to $45.4 million for the comparable period in 2007. As a percentage of net sales, cost of sales decreased to 83.3% for the nine months ended September 30, 2008 compared to 87.4% for the comparable period in 2007. This decrease was attributable to a 6% increase in the average selling price of our battery units during the nine months ended September 30, 2008 over the nine months ended September 30, 2007.

Gross profit for the nine months ended September 30, 2008 was $9.6 million, or 16.7% of net sales, compared to $6.5 million, or 12.6% of net sales, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the nine months ended September 30, 2008 is primarily due to a 6% increase in the average selling price of our battery units.

Selling and distribution costs were $1.8 million for the nine months ended September 30, 2008 compared to $1.6 million for the comparable period in 2007. The increase was due to the expansion of our team of sales representatives.

General and administrative expenses were $4.3 million, or 7.4% of net sales, for the nine months ended September 30, 2008, compared to $2.5 million, or 4.9% of net sales, for the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The increase as a percentage of net sales was due to increased labor costs and costs associated with our initial public offering and listing on the NYSE Alternext US and stock-based compensation expenses. Labor costs increased $396,000 for the nine months ended September 30, 2008 over the comparable period in 2007 due to the expansion of our workforce to expand production. Costs associated with our initial public offering and listing on the NYSE Alternext US increased $802,000 for the nine months ended September 30, 2008 over the comparable period in 2007, which consisted primarily of legal and investment banking fees and accounting fees and costs. Stock-based compensation expenses increased $173,000 for the nine months ended September 30, 2008 over the comparable period in 2007 due to stock-based compensation related to a consulting fee of $520,000, which we are amortizing over a period of one year on a straight line basis.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $995,000 and $385,000, respectively, in the nine months ended September 30, 2008 and 2007, an increase of 158%, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods. To cope with devaluation of the U.S. Dollar relative to the RMB, we are engaging in currency hedging and adjusting the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB.

Interest expenses were $600,000 for the nine months ended September 30, 2008, as compared to $438,000 for the comparable period in 2007. The increase was primarily due to higher interest rates on our borrowings, partially offset by a decreasing in our borrowings during the nine months ended September 30, 2008. We decreased our borrowings by approximately $1.9 million in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Future increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $326,000, for the nine months ended September 30, 2008, as compared to $133,000 for the nine months ended September 30, 2007, an increase of 145%. The increase was due to a $101,000 increase in bank interest income, a $1,000 increase in other interest income, a $74,000 increase in sundry income and a $17,000 gain on forward contract in the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, we recorded a provision for income taxes of $267,000, as compared to $111,000 for the comparable period in 2007. The increase was a result of an increase in our net income profit margin.

Net income for the nine months ended September 30, 2008 was $1.7 million, compared to $1.5 million for the comparable period in 2007.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of September 30, 2008, we had in place general banking facilities with four financial institutions aggregating $28.64 million. The maturity of these facilities is generally up to one year. The facilities are subject to annual review and approval. These banking facilities are guaranteed by us and some of our stockholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of September 30, 2008, we had utilized approximately $13.23 million under such general credit facilities and had available unused credit facilities of $15.41 illion.

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

For the nine months ended September 30, 2008, net cash provided by operating activities was approximately $5.4 million, as compared to net cash used in operating activities of approximately $385,000 for the comparable period in 2007. The increase in net cash provided by operating activities is primarily attributable to a decrease in accounts receivable levels.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2008 compared to $4.5 million for the comparable period in 2007. The decrease of cash used in investing activities was primarily attributable to the acquisition of land equity in HuiZhou in the comparable period in 2007.

Net cash used in financing activities was $519,000 for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $5.9 million for the comparable period in 2007. The decrease in net cash provided by financing activities was attributable to a repayment of short-term bank loans of approximately $1,423,000 in 2008.

For the nine months ended September 30, 2008, our inventory turnover was 3.1 times, as compared to 2.97 times at September 30, 2007. The average days outstanding of our accounts receivable at September 30, 2008 were 64 days, as compared to 59 days at September 30, 2007. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $1.0 million.

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

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements. That address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, exception those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. However, approximately 75% of our sales are made in U.S. Dollars. During the nine months ended September 30, 2008, the exchange rate of the RMB to the U.S. Dollar increased approximately 6.66% from the level at the end of December 31, 2007. This fluctuation resulted in a slight increase in our material costs during the nine months ended September 30, 2008. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the US Dollar. Exchange rate fluctuations may also affect the value, in US Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the U.S. Dollar to our functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US Dollar receivables and sales. In late February 2008, the Company entered in a series of currency hedges totaling a notional amount US$5,000,000 expiring from October 2008 to February 2009. The foreign currency forwards provide for potential losses to the Company if the dollar weakens below an average rate of 6.5 RMB to the US Dollar. The Company would have gains if the U.S. Dollar strengthens against the RMB. Settlement of the notional amounts will be made 20% each month starting in October 2008 and ending in February 2009.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008.

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

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Except as set forth below, there have been no material revisions to the “Risk factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on April 11, 2008.

Our expansion into the Li-ion battery business is subject to substantial risks, which could result in a material adverse effect on our results of operations.

In September 2008, we completed the construction and build-out of two production lines for the development and manufacturing of a range of Li-ion rechargeable batteries and products. We have limited experience in the development and production of Li-ion batteries, and due to this inexperience, we may be unable to manufacture our Li-ion battery products in the time frame and amounts expected or be unable to successfully commercialize our Li-ion products. The lithium ion battery market is competitive and risky and we are unsure whether our Li-ion products will gain market acceptance. We are competing against numerous competitors with greater financial resources than us, and due to the difficulties of entry into these markets, we may be unsuccessful and not be able to complete in the Li-ion battery industry.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations, including the financing of the construction of our new manufacturing facility, might be impaired. Without sufficient liquidity, we may be forced to curtail our operations and our planned expansion of our new Li-ion battery line and construction of our new manufacturing facility. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Furthermore, although our total revenues continue to improve in the third quarter of 2008, the current tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our products and could result in a decrease in or cancellation of orders for our products. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

Our business depends in large part on the growth in demand for portable electronic devices.

Many of our battery products are used to power various portable electronic devices. Therefore, the demand for our batteries is substantially tied to the market demand for portable electronic devices. A growth in the demand for portable electronic devices will be essential to the expansion of our business. Our results of operations may be adversely affected by decreases in the general level of economic activity. Decreases in consumer spending that may result from the current global economic downturn may weaken demand for items that use our battery products. We are unable to predict the duration and severity of the current disruption in financial markets and the global adverse economic conditions and the effect such events might have on our business.

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

Hong Kong Highpower Technology, Inc.

Dated: November 11, 2008	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	Yu Zhi Qui
	By:	Yu Zhi Qui
	Its:	Chief Financial Officer