Form 10-K
period 2008-12-31
Hong Kong Highpower Technology, Inc.
filed 2009-04-09
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Common Stock, $0.0001 par value

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                Yes ☐ No ☒

The registrant’s common stock commenced trading on the NYSE Amex on June 19, 2008. The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter (based on the price at which the registrant’s common stock was last sold on such date) was approximately $26,032,800.

There were 13,562,596 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 26, 2009. The registrant’s common stock is listed on the NYSE Amex under the ticker symbol “HPJ.”

Documents Incorporated by Reference:  None.

TABLE OF CONTENTS

HONG KONG HIGHPOWER TECHNOLOGY, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

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

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	The current economic downturn adversely affecting demand for our products;

•	Our reliance on our major customers for a large portion of our net sales;

•	Our reliance on a limited number of suppliers for nickel, our principal raw material;

•	Our ability to develop and market new products;

•	Our ability to establish and maintain a strong brand;

•	Protection of our intellectual property rights;

•	The market acceptance of our products, including our new line of Lithium-ion batteries;

•	Our ability to successfully manufacture Lithium-ion batteries in the time frame and amounts expected;

•	Exposure to product liability and defect claims;

•	Changes in the laws of the PRC that affect our operations;

•	Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;

•	Development of an active trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

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

ii

PART I

ITEM 1.                      BUSINESS

With respect to this discussion, the terms, “we,” “us,” or “our” refer to Hong Kong Highpower Technology, Inc., and our 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHT”) and its wholly-owned subsidiaries Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”), HZ Highpower Technology Co., Ltd. (“HZ Highpower”) and Springpower Technology (Shenzhen) Company Limited (formerly named Sure Power Technology (Shenzhen) Co., Ltd.) (“Springpower”).

Corporate Information

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc. HKHT was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in 2001.  HKHT formed HZ Highpower and Springpower in 2008.  HZ Highpower has not yet commenced business operations.

In addition, on November 2, 2007, concurrently with the close of the share exchange transaction, we conducted a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of Common stock at $1.10 per share. As a result, we received gross proceeds in the amount of $3.12 million.

Through Shenzhen Highpower, we manufacture Nickel Metal Hydride (“Ni-MH”) rechargeable batteries for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. In 2008, we commenced manufacturing Lithium-ion (“Li-ion”) rechargeable batteries through Springpower.  Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

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

The first rechargeable Li-ion batteries were commercialized in 1991. Rechargeable Li-ion batteries are produced as cylindrical lithium-ion or prismatic lithium-polymer batteries. The energy density of Li-ion is typically twice that of the standard nickel-cadmium. Li-ion batteries are low maintenance, with no memory effect and no scheduled cycling required to prolong battery life. In addition, the self-discharge is less than half compared to nickel-cadmium, making lithium-ion well suited for modern applications, such as power tools, electric bicycles, laptops, LED lights, portable medical devices, digital cameras, and MP3 players.

Despite its overall advantages, Li-ion technology has limitations that include fragility, aging, capacity deterioration and higher manufacturing cost. Manufacturers are constantly working to improve Li-ion technology with new and enhanced chemical combinations. Li-ion batteries have several advantages including:

•	High capacity— up to 100% higher energy density compared to standard nickel-cadmium batteries.

•	Low self-discharge— self-discharge can be less than half that of nickel-based batteries.

•	Low maintenance — no periodic discharge is needed and there is no memory effect. Specialty cells can provide very high current to applications such as power tools.

•	Flexible form factor— prismatic lithium polymer batteries can be produced in a wide variety of form factors for different products and applications.

Li-ion batteries also have several limitations:

•	Requires protection circuit to maintain voltage and current within safe limits.

•	Subject to aging when not in use — storage in a cool place at 40% charge reduces the aging effect.

•	Transportation restrictions — shipment of larger quantities may be subject to regulatory control.

•	Manufacturing cost is approximately 40% greater than nickel-cadmium.

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

Market position

Since our inception, we have primarily focused on the research, development and manufacture of Ni-MH battery cells. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our products, reduce costs, and keep pace with evolving industry standards. Our Ni-MH rechargeable batteries have been developed to respond to a number of specific market requirements such as recyclability, high power, high energy density, long life, low cost and other important characteristics for consumer and OEM applications. They are suitable for almost all applications where high currents and deep discharges are required.  Our wholly-owned subsidiary, Springpower Technology (Shenzhen) Co, Ltd., is a company that specializes in the research, manufacturing and marketing Lithium-ion rechargeable batteries.  Our Li-ion manufacturing operations started in 2008, and although we are making progress in our Lithium-ion operations, these operations remain a small part of our overall company.

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

Expand existing and new product offerings

Since the commencement of our battery operations in 2001, we have expanded our product offerings to  multiple product lines, which include in each product line batteries of varying sizes, capacities and voltages. We intend to expand our existing lines of Ni-MH batteries for use in other applications, such as hybrid-electric cars, and devote additional resources to the development of our new line of rechargeable Li-ion batteries for higher-end, high-performance applications, such as laptop batteries.

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

In 2008, we completed the construction and build-out of two production lines for the development and manufacturing of a range of Li-ion rechargeable batteries and products. We produce two major series of Li-ion batteries & Li-polymer batteries with hundreds of different models for each series.  Currently, we produce approximately 400,000 Li-ion battery units per month.

We produce an extensive line of batteries, falling into two main categories:

•
Consumer Batteries – Relative to ordinary Ni-Cad rechargeable batteries, as well as their non-rechargeable counterparts, our Ni-MH and Li-ion batteries offer higher power capacity allowing for longer working time and shortened charging time during equivalent working periods. We produce A, AA and AAA sized batteries in blister packing as well as chargers and battery packs.

•
Industrial Batteries – These batteries are designed for electric bikes, power tools and electric toys. They are specifically designed for high-drain discharge applications, possessing low internal resistance, more power, and longer discharging time.

We also recycle batteries and resell the recycled materials to some of our customers. We are currently testing this market and anticipate expanding our battery recycling operations in the future.

Net sales for each of our product segments as a percentage of net sales is set forth below:

	Year Ended December 31,
	2008	2007	2006
Consumer Batteries	80%	80%	77%
Industrial Batteries	19%	19%	21%
Materials	1%	1%	2%
	100%	100%	100%

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

Currently, we purchase our raw materials, consisting primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan.  For our Li-ion batteries, we purchase raw materials consisting primarily of LiCo02, graphite, electrolyte and tab.  We believe that the raw materials and components used in manufacturing our rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials, such as nickel, are available from a limited number of suppliers. Our top three suppliers of nickel account for 56% of our nickel supply.  Our top three suppliers of lithium account for approximately 45% of our lithium supply.  Presently, our relationships with our current suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

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

Manufacturing

The manufacture of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of manufacturing. We have a large-scale production base that includes a 484,000 square feet factory, a dedicated design, sales and marketing team, and approximately 1,800 company-trained employees. We use automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor. We intend to further improve our automated production lines and strive to continue investing in our manufacturing infrastructure to further increase our manufacturing capacity, helping us to control the per unit cost of our products.

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

In October 2008, we commenced construction of our new manufacturing facility in Huizhou, Guangdong Province.  The new facility will eventually house all Ni-MH and Li-ion production for the Company.  The new facility’s production capacity will be approximately three times that of our current production facility in Shenzhen.

Major Customers

During the years ended December 31, 2008 and 2007, approximately 57% and 56% of our net sales were generated from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the year ended December 31, 2008, one customer, Energizer Battery Manufacturing, Inc., who accounted for 23% of our net sales.  During the year ended December 31, 2007, we had two major customers, Energizer Battery Manufacturing, Inc. and Uniross Batteries (HK) Ltd., who accounted  for 24% and 17% of sales, respectively.

Sales and Marketing

We have a broad sales network of approximately 50 salespersons in China and have one branch office in Hong Kong. Our sales staff in each of our offices targets key customers by arranging in-person sales presentations and providing post-sales services. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We offer different price incentives to encourage large-volume and long-term customers.

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

Net sales based on the location of our customers as a percentage of net sales is set forth below:

	Year Ended December 31,
	2008	2007	2006
China and Hong Kong	41.2%	39.5%	65.4%
Europe	37.3	34.6	16.4
North America	14.5	17.5	10.2
Asia	6.4	8.1	7.4
South America and Others	0.6	0.3	0.6
Total	100.0%	100.0%	100.0%
* Less than 1%.

While the largest portion of our sales are made to customers in China and Hong Kong, our products are distributed worldwide, with approximately 41.2% of our products distributed to Hong Kong and China, 14.5% to the United States, 37.3% to Europe and 7.0% to other markets.

We engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We also advertise in industry journals and magazines and through the Internet to market our products. We believe these activities help in promote our products and brand name among key industry participants.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH-based technology by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies such as the line of rechargeable Li-ion batteries we are currently developing for higher-end, high performance applications. Our research and development center is currently staffed with over 75 research and development technicians who overlook our techniques department, product development department, material analysis lab, and performance testing lab. These departments work together to research new material and techniques, test battery performance, inspect products and to test performance of machines used in the manufacturing process.

For years ended December 31, 2008 and 2007 we expended $340,929 and $248,782, respectively, in research and development.

Competition

We face competition from many other battery manufacturers, many of which have significantly greater name recognition and financial, technical, manufacturing, personnel and other resources than we have. We compete against other Ni-MH and Li-ion battery producers, as well as manufacturers of other rechargeable and non-rechargeable batteries. The main types of rechargeable batteries currently on the market include: lead-acid; nickel-cadmium; nickel metal hydride; liquid lithium-ion and lithium-ion polymer. Competition is typically based on design, quality, reliability, and performance. The technology behind Ni-MH rechargeable batteries has consistently improved over time and we continue to enhance our products to meet the competitive threats from its competitors. Our primary competitors in the Ni-MH battery market or other similar competing rechargeable battery products include SANYO Electric Co., Ltd. Global, Matsushita Industrial Co., Ltd. (Panasonic), BYD Company Ltd., GPI International, Ltd., and GS Yuasa Corporation.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We currently hold five patents in China and have three patent applications pending in China. We also have two registered trademarks in China, which include “HFR” and its Chinese equivalent.

Shenzhen Highpower is party to a license agreement with Ovonic Battery Company, Inc. (“Ovonic”) under which Ovonic granted Shenzhen Highpower (1) a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic to manufacture Ni-MH batteries for portable consumer applications (“Consumer Batteries”) in the PRC and (2) a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. The renewal agreement will remain in effect until the licensed patents under the agreement expire. Pursuant to the renewed agreement, Shenzhen Highpower will pay a license fee of up to $1.0 million based on gross sales of Consumer Batteries.

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

We constructed our manufacturing facilities with the PRC’s environmental laws and requirements in mind. We currently outsource the disposal of solid waste to a third party-contractor. In late 2007, we renewed our environmental permit, which expired in September 2007, from the Shenzhen Environment Protection Bureau Longgang Bureau covering our manufacturing operations and providing for an annual output limit of Ni-MH rechargeable batteries. Our new permit, which expires on December 31, 2010, does not include one of our current premises at our manufacturing facility. Although we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in our old permit, we do not expect to exceed the approved annual output limit set forth in our new permit. If we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations. We have not been named as a defendant in any legal proceedings alleging violation of environmental laws. Other than the expiration of our environmental approval, we have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.

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

Employees

At December 31, 2008, we had approximately 1,800 employees, all of which are employed full-time. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

To remain competitive in the battery industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that competitors’ new products, technologies, and processes will not render our existing products obsolete or non-competitive. Alternately, changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our competitiveness in the battery market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes.  We predominately manufacture and market Ni-MH batteries, and to a lesser extent, Li-ion and Li-polymer batteries.  If our competitors develop alternative products with more enhanced features than our products, our financial condition and results of operations would be materially and adversely affected.

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 57%, 56% and 37.4% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2008, we have registered two trademarks as used on our battery products, one in English and in the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 31, 2008, we held five Chinese patents and had three Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2008, we had approximately 1,800 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our operating subsidiary, Shenzhen Highpower, enjoyed preferential tax concessions in the PRC, which were only granted to high-technology enterprises operating in the Shenzhen Special Economic Zone. From 2005 to 2007, Shenzhen Highpower enjoyed a preferential income tax rate of 7.5% due to its status as a new business and high-tech enterprise. That status expired on December 31, 2007, when we then enjoyed a preferential tax rate of 15%.  The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, which became effective January 1, 2008, China adopted a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and canceled several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which the tax rate will be gradually increased starting in 2008 and be equal to the new 25% tax rate at the end of the transition period. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, could increase our tax liabilities and reduce our net income.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

The price of our common stock is volatile and you might not be able to resell your securities at or above the price you have paid.

Prior to our initial public offering and listing of our common stock on the NYSE Amex on June 19, 2008, there was no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline.  The price at which our common stock had traded has been highly volatile, with a high and low sales price of $1.68 and $8.35, respectively, as through March 27, 2009. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;

•	changes in securities analysts’ expectations;

•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions and trends in our industry;

•	general market, economic, industry and political conditions;

•	changes in market values of comparable companies;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

•	future sales of equity or debt securities, including sales which dilute existing investors.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

In June 2008, we completed a public offering and sale of 603,750 shares of common stock, all of which are currently freely tradeable. In addition, pursuant to the terms of the Share Exchange, we filed a registration statement with the Securities and Exchange Commission to register a total of 1,772,745 shares of our common stock issued in a Private Placement that was conducted in connection with the Share Exchange in November 2007. The registration statement was declared effective by the Securities and Exchange Commission in June 2008. The investors in the Private Placement also entered into a lock-up agreement pursuant to which they agreed not to sell their shares until ninety (90) days after our common stock was listed on the NYSE Amex, when one-tenth of their shares are released from the lock up, after which their shares will automatically be released from the lock up on a monthly basis pro rata over a nine month period.

We also registered 817,479 shares of common stock held by certain of our stockholders immediately prior to the Share Exchange in the registration statement declared effective in June 2008. In addition, we registered a total of 959,649 shares of common stock that are held by affiliates of Westpark Capital, Inc. that were our stockholders prior to the Share Exchange pursuant to a registration statement that was declared effective in August 2008. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

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

A few principal stockholders have significant influence over us.

Three of our stockholders beneficially own or control approximately 60.0% of our outstanding shares. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these three stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these three stockholders may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we included management's assessment of our internal control over financial reporting as of the end of the previous fiscal year in our annual report on Form 10-K for the year ended December 31, 2007. The attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

Our registered office in Hong Kong is located at Flat 4, 13/F, Block 4, Taiping Industrial Centre, 51A Ting Kok Road, Tai Po, N.T. Hong Kong.

All of our manufacturing operations are currently located in mainland China at Luoshan Industrial Zone, Pinghu, Longgang, Shenzhen, Guangdong, China, 518111. Our facilities cover approximately 484,000 square meters of total space, consisting of manufacturing plants, dormitories and research and development facilities. We lease our manufacturing facilities from various landlords under a total of six leases with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date. The table below lists the locations, approximate square footage, principal use and lease expiration dates of the facilities used in our manufacturing operations as of December 31, 2008.

Location	Area (square feet)	Principal Use	Lease expiration date
Workshop A1 & dormitory, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	58,986	Industry & Residence	September 30, 2009
Workshop A2 & dormitory, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	81,117	Industry & Residence	September 30, 2009
4th Floor, Building A, (4th Floor, Building 1 & 2nd Floor, Building B2 ) Workshop, B2 Area, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	94,722	Industry & Residence	June 14, 2010
Storage, Building 2, (6th Floor, Building 1)Area B2, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	50,698	Industry & Residence	December 31, 2010
1st-4th Floor, Building 12, (1st-7th Floor, Building 9), Da Wang Industrial Park, Xin Xia Road, Ping Hu Street, Long Gang District, Shenzhen	55,897	Industry & Residence	September 30, 2010
Workshop & dormitory , chong Tou Hu village, Renming Road,Guang Lan Street, Bao An District, Shenzhen	146,336	Industry & Residence	September 15, 2010

In China, only the PRC government and peasant collectives may own land. In February 2007, we acquired approximately 1.36 million square feet of land equity in Industry Development Zone, New Lake, MaAn Town, HuiCheng District, HuiZhou, GuangDong, China for a total of RMB26 million under land use right grant from the HuiZhou State-Owned Land Resource Bureau that gives us the right to use the land for 50 years and an agreement with the government of MaAn Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration. We began construction of our new manufacturing facility on this site in October, 2008 and anticipate that the new facility will be completed in the fourth quarter of 2011, at which time we will move our entire manufacturing operations to the new location. In accordance with the terms of the land use right, we began development of the land within one year of receiving the certificate, which we received in June 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 11, 2008, we held our annual meeting of stockholders. Of the 13,562,596 shares eligible to vote, 10,502,481, or 77.4%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I—Election of directors; Proposal II—Ratification of the appointment of Dominic K.F. Chan & Co. as our independent auditors for the year ending December 31, 2008; and Proposal III —Approval of the Hong Kong Highpower Technology, Inc. 2008 Omnibus Incentive Plan.

Proposal I—Election of Directors

The results of voting on these proposals are as follows:

Director	For	Against	Withheld	Abstain	Elected
Dang Yu Pan	10,502,331	0	150	0	Yes
Wen Liang Li	10,499,331	0	3,150	0	Yes
Chao Li	10,502,331	0	150	0	Yes
Xinhai Li	10,499,331	0	3,150	0	Yes
Ping Li	10,502,331	0	150	0	Yes

All directors are elected at our annual meeting of stockholders.

Proposal II—Ratification of the appointment of Dominic K.F. Chan & Co. as our independent auditors for the year ending December 31, 2008.

Proposal II was approved with 10,50,981 shares voted for, 0 voted against and 1,500 abstained from voting, thereby, ratifying the appointment of Dominic K.F. Chan & Co. as our independent auditors for the year ending December 31, 2008.

Proposal III—Approval of the Hong Kong Highpower Technology, Inc. 2008 Omnibus Incentive Plan.

Proposal III was approved with 10,086,285 shares voted for, 311,514 voted against and 1,150 abstained from voting, thereby, approving the Hong Kong Highpower Technology, Inc. 2008 Omnibus Incentive Plan.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Prior to June 19, 2008, our shares of common stock were not listed or quoted for trading on any national securities exchange or national quotation system. On June 19, 2008 our common stock began trading on the NYSE Amex under the symbol “HPJ”.  The closing price of our common stock on March 27, 2009 on the NYSE Amex was $2.80.

The following table summarizes the high and low sales prices for our common stock for the periods indicated:

	2008
	High	Low
Year Ended December 31, 2008
Second Quarter (June 19, 2008 to June 30, 2008)	$8.35	$4.75
Third Quarter	4.78	1.68
Fourth Quarter	3.85	2.50

The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside its control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our financial position and results of operations;

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products or our competitors’ products;

•	Announcements of innovations or new products by us or our competitors;

•	Federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of our company; and

•	General economic and other national conditions.

Stockholders

As of March 27, 2009, we had 94 common stockholders of record.

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

We did not pay cash dividends in the year ended December 31, 2008.  We paid cash dividends of $665,182 during the year ended December 31, 2007.

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Equity Compensation Plan Information

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

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

Not applicable for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this report. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc. HKHT was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in founded in 2001.  HKHT formed HZ Highpower and Springpower in 2008.  HZ Highpower has not yet commenced business operations.

 In addition, on November 2, 2007, concurrently with the close of the Share Exchange, we conducted a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 1,772,745 shares of Common stock at $1.76 per share. As a result, we received gross proceeds in the amount of $3.12 million.

Through Shenzhen Highpower, we manufacture Nickel Metal Hydride (“Ni-MH”) for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. In 2008, we commenced manufacturing two lines of Lithium-Ion (“Li-ion”) and Lithium polymer rechargeable batteries through Springpower for higher-end, high-performance applications, such as laptops, digital cameras and wireless communication products.  Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

We employ a broad network of salespersons in China and Hong Kong, which target key customers by arranging in-person sales presentations and providing post-sale services. The sales staff works with our customers to better address customers’ needs.

Recent Events

Public Offering

In June 2008, we completed a public offering consisting of 603,750 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.25 per share, resulted in net proceeds of approximately $984,000. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the offering, we sold to the underwriter warrants to purchase up to 52,500 shares of our common stock. The warrants are exercisable at a per share price of $3.90 and expire if unexercised after five years.

Reverse Stock Split

On June 19, 2008, we effected a 5-for-8 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”) by filing an amendment to our Certificate of Incorporation with the Secretary of the State of Delaware. The par value and number of authorized shares of our common stock remained unchanged. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes included in the F- section have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all references to number of share, per share amounts and earnings per share information contained in this report give effect to the Reverse Stock Split.

Share Exchange

On October 20, 2007, we entered into a share exchange agreement (the “Exchange Agreement”) with all of the shareholders of HKHT, consisting of 35 shareholders. Pursuant to the Exchange Agreement, we agreed to issue shares of our common stock in exchange for all of the issued and outstanding securities of HKHT (the “Share Exchange”). The Share Exchange closed on November 2, 2007. Upon the closing of the Share Exchange, we (i) became the 100% parent of HKHT, and HKHT’s wholly-owned subsidiary Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc.

Upon the closing of the Share Exchange, we issued an aggregate of 9,248,973 shares of our common stock to the shareholders of HKHT and/or their designees in exchange for all of the issued and outstanding securities of HKHT. In addition, immediately prior to the closing of the Share Exchange and the Private Placement, as described below, we and certain of our stockholders agreed to cancel an aggregate of 1,597,872 shares of common stock such that there were 1,777,128 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement. We issued no fractional shares in connection with the Share Exchange.

Immediately after the closing of the Share Exchange and Private Placement, we had 12,798,846 outstanding shares of common stock. Upon the closing of the Share Exchange, the shareholders of HKHT and their designees owned approximately 72.3% of our issued and outstanding common stock, the pre-existing stockholders of the Company owned 13.9% and investors in the Private Placement (described below) (that closed concurrently with the Share Exchange) owned 13.8% of our outstanding common stock.

Pursuant to the terms of the Share Exchange, we agreed to register a total of 1,777,128 shares of common stock held by our stockholders immediately prior to the Share Exchange. Of these 1,777,128 shares, 817,479 shares are covered by a resale registration statement filed with the Securities and Exchange Commission (“SEC”) in connection with the Private Placement (described below) and declared effective on June 19, 2008. The remaining 959,649 shares, which are held by affiliates of WestPark Capital, Inc. (“WestPark”), are covered by a resale registration statement declared effective by the SEC on August 4, 2008. WestPark acted as the placement agent in the Private Placement.

Immediately after the closing of the Share Exchange, we changed our corporate name from “SRKP 11, Inc.” to “Hong Kong Highpower Technology, Inc.” Shares of our common stock are currently listed for trading on the NYSE Amex under the ticker symbol “HPJ.”

The transactions contemplated by the Exchange Agreement were intended to be a “tax-free” incorporation pursuant to the provisions of Section 351 of the Internal Revenue Code of 1986, as amended.

Private Placement

On November 2, 2007, concurrently with the close of the Share Exchange, we received gross proceeds of $3.1 million in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 1,772,745 shares of common stock at $1.76 per share. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until ninety (90) days after our common stock was listed on the American Stock Exchange, when one-tenth of their shares are released from the lock up, after which their shares will automatically be released from the lock up on a monthly basis pro rata over a nine month period. After commissions and expenses related to the Private Placement, we received net proceeds of approximately $2,738,000 in the Private Placement. The purpose of the Private Placement was to raise working capital. All of the proceeds from the Private Placement were used for working capital and the development of our lithium-ion battery manufacturing business.

We filed a registration statement covering the common stock sold in the Private Placement which was declared effective by the SEC on June 19, 2008.  We are required to use our reasonable best efforts to maintain the registration statement effective for a period of 24 months at our expense.

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

Income Taxes. We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have also adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2008, 2007 and 2006 (U.S. dollars):

Consolidated Statements of Operations	Year Ended December 31,
	2008	2007	2006

	(in thousands)
Net Sales	$75,004	$73,262	$44,376

Cost of Sales	(62,239)	(63,791)	(36,959)

Gross profit	$12,765	$9,470	$7,417

Depreciation	(194)	(121)	(80)

Selling and distribution costs	(2,416)	(2,096)	(1,634)

General and administrative costs including stock-based compensation	(6,098)	(3,461)	(1,960)

Loss on exchange rate difference	(1,182)	(855)	(199)

Fees and costs related to reorganization	-	(582)	(75)

Income from operations	$2,875	$2,357	$3,468

Change in fair value of currency forwards	116	-	-

Change in fair value of warrants	(276)	-	-

Other Income	463	149	59

Interest expense	(642)	(696)	(254)

Income before taxes	$2,535	$1,809	$3,273

Income taxes	(529)	(145)	(241)

Net income	$2,006	$1,664	$3,032

Net income per common share – basic and diluted	$0.15	$0.17	$0.33

Weighted average common shares outstanding
-basic	13,205,599	9,832,493	9,248,973
-diluted	13,233,353	9,832,493	9,248,973
Dividends declared per common share	-	$0.07	-

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only supplementally. EBITDA is calculated as follows for the periods presented:

	Years Ended December 31,
	2008 $	2007 $	2006 $
Net Income	2,006,487	1,663,690	3,032,327
Interest expense	642,161	696,132	253,617
Income taxes	528,950	145,458	240,487
Depreciation	838,725	560,073	343,841
Amortization	111,939	50,000	-
EBITDA	4,128,262	3,115,353	3,870,272

The increase in EBITDA for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was due to in part to the decreased costs of nickel in 2008, which had a a 40% decrease in the average cost of nickel during the year ended December 31, 2008 compared to the comparable period in 2007.  During the year ended December 31, 2008, we were able to implement an average 7.6% increase in the selling price of our battery units.  EBITDA for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was negatively impacted by loss on exchange rate difference of $1.2 million in 2008, as compared to $855,000 in 2007.  The decrease in EBITDA for the year ended December 31, 2007 as compared to the year ended December 31, 2006, was due in part to the increased costs of nickel in 2007, which we could not immediately pass along to our customers in 2007 through higher battery prices due to fixed-priced contracts. EBITDA for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was also negatively impacted by fees and costs related to the reorganization of $582,269 in 2007, as compared to $75,229 in 2006, and loss on exchange rate difference of $854,873 in 2007, as compared to $199,231 in 2006.

Years ended December 31, 2008 and 2007

Net sales for year the ended December 31, 2008 were $75.0 million compared to $73.3 million for the year ended December 31, 2007, an increase of 2.4%. The increase in net sales for the year ended December 31, 2008 over the year ended December 31, 2007 was due to a 7.6% increase in the average selling price of our battery units, including $412,311and $160,170 from the sale of battery seconds during the years ended December 31, 2008 and 2007, respectively, which was partially offset by a 4.5% decrease in the number of battery units sold.  The 7.6%increase in the average selling price of our battery units was due to our agreement with our major customers to adjust the selling prices of our batteries in accordance with the market price of nickel and the devaluation of the U.S. Dollar relative to the RMB. The decrease in the number of battery units sold in 2008 was primarily attributable to decreased orders from our major customers, Energizer Battery Manufacturing, Inc. and Uniross Batteries (HK) Ltd.

Cost of sales consists of the cost of nickel and other materials. Costs of sales were $62.2 million for the year ended December 31, 2008 as compared to $63.8 million for the comparable period in 2007. As a percentage of net sales, cost of sales decreased to 83.0% for the year ended December 31, 2008 compared to 87.1% for the comparable period in 2007. This was attributable to a 2% decrease in the average per unit cost of goods sold during the year ended December 31, 2008 as compared to the comparable period in 2007, which resulted from a 40% decrease in the average cost of nickel during the year ended December 31, 2008 compared to the comparable period in 2007.

Gross profit for the year ended December 31, 2008 was $12.8 million, or 17.0% of net sales, compared to $9.5 million, or 12.9% of net sales, respectively, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the year ended December 31, 2008 is primarily due to a 40% decrease in the average cost of nickel during the year ended December 31, 2008 compared to the comparable period in 2007.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Li-ion batteries as to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future.

Selling and distribution costs were $2.4 million for the year ended December 31, 2008, compared to $2.1 million for the comparable period in 2007. The increase in selling and distribution costs was primarily due to the expansion of the company’s salesforce.  Our market share decreased attributed to the decreased demand for our products due to the global economic downturn and challenging  economic conditions. .

General and administrative costs were $6.1 million, or 8.1% of net sales, for the year ended December 31, 2008, compared to $3.5 million, or 4.7% of net sales, for the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The increase as a percentage of net sales was primarily due to an increase in personnel and labor costs, which increased $47,500 for year ended December 31, 2008 over the comparable period in 2007 due to the expansion of our technician and marketing team to expand our market share and $303,000 in stock based compensation charges in 2008. Although we anticipate our general and administrative expenses to continue to increase on an absolute dollar basis as a result of additional legal, accounting and other related costs from becoming a public reporting company, we do not believe that general and administrative expenses as a percentage net sales will trend upward as we believe that our net sales will also increase.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $1.2 million and $855,000, respectively, in the years ended December 31, 2008 and 2007, an increase of 38.3%, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods. In 2008, to cope with devaluation of the U.S. Dollar relative to the RMB, we engaged in currency hedging and adjusted the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB.

All costs associated with the reverse merger transaction, consisting primarily of consideration paid to the previous control parties of Highpower and legal and investment banking fees and costs, were expensed as incurred as a cost of the recapitalization, and have been presented as an operating cost line item entitled “fees and costs related to reorganization” in the statement of operations. These costs were $Nil and $582,000 for the years ended December 31, 2008 and 2007, respectively.

Other income from operations, which consists of bank interest income, forward contract gains and losses and sundry income, was $463,000, for the year ended December 31, 2008, as compared to $149,000 for the year ended December 31, 2007, an increase of 211.6%. The increase was due to a gain on forward contract of $50,000 in 2008, and increases of $74,000 and $190,000 in bank interest income and sundry income, respectively.

Interest expense was $642,000 for the year ended December 31, 2008, as compared to $696,000 for the respective comparable period in 2007. The decrease was primarily due to lower borrowing levels. We decreased our borrowings by $0.58 million in the year ended December 31, 2008 as compared to the year ended December 31, 2007. Increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

During the year ended December 31, 2008, we recorded a provision for income taxes of $529,000, as compared to $145,000 for the respective comparable period in 2007. The increase in income taxes for the year ended December 31, 2008 as compared to the year ended December 30, 2007 was a result of an increase in our net taxable income.

Net income for the year ended December 31, 2008 was $2.0 million, compared to a net income of $1.7 million for the comparable period in 2007.

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

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Li-ion batteries as samples for potential customers to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future.

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

All costs associated with the reverse merger transaction, consisting primarily of consideration paid to the previous control parties of Highpower and legal and investment banking fees and costs, were expensed as incurred as a cost of the recapitalization, and have been presented as an operating cost line item entitled “fees and costs related to reorganization” in the statement of operations. These costs were $582,000 and $75,000 for the years ended December 31, 2007 and 2006, respectively (as restated).

Other income from operations, which consists of bank interest income sundry income, was $149,000, for the year ended December 31, 2007, as compared to $59,000 for the year ended December 31, 2006, an increase of 153.7%. The increase was increases of $64,000 and $26,000 in bank interest income and sundry income, respectively.

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

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of December 31, 2008, we had in place general banking facilities with four financial institutions aggregating $23.18 million. The maturity of these facilities is generally up to one year. The facilities are subject to annual review and approval. These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of December 31, 2008, we had utilized approximately $14.83 million under such general credit facilities and had available unused credit facilities of $8.35 million.

On November 2, 2007, upon the closing of a private placement, we received gross proceeds of $3.12 million in a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 1,772,745 shares of Common Stock at $1.76 per share. We filed a registration statement covering the common stock sold in the Private Placement which was declared effective by the SEC on June 19, 2008. For its services in connection with the Share Exchange and as placement agent, the placement agent received an aggregate commission equal to 10% of the gross proceeds from the Private Placement, in addition to $30,000 in connection with the execution of the Exchange Agreement and a $40,000 success fee for the Share Exchange, for an aggregate amount fee of $382,000.

For the year ended December 31, 2008, net cash provided by operating activities was approximately $6.3 million, as compared to net cash used in operating activities of $1.5 million for the comparable period in 2007. The increase in net cash provided by operating activities is primarily attributable to a decrease in accounts receivable levels. For Fiscal 2007, net cash used in operating activities was $1.5 million as compared to $2.1 million for Fiscal 2006. The decrease in net cash used by operating activities is primarily attributable to a decrease in inventory levels.

Net cash used in investing activities was $4.6 million for the year ended December 31, 2008 compared to $4.9 million for the comparable period in 2007. The decrease of cash used in investing activities was primarily attributable to the acquisition of land equity in HuiZhou for the comparable period in 2007. Net cash used in investing activities was $4.9 million for the year ended December 31, 2007 compared to $1.7 million for the comparable period in 2006. The increase of cash used in investing activities was primarily attributable to the acquisition of land equity in HuiZhou, and deposits paid for the acquisition of equipment.

Net cash provided by financing activities was $890,000 for the year ended December 31, 2008 as compared to $7.4 million for the comparable period in 2007. The decrease in net cash provided by financing activities is primarily attributable to a decrease in bank borrowings of $9.46 million in 2007.  Net cash provided by financing activities was $7.4 million for the year ended December 31, 2007 as compared to $3.8 million for the comparable period in 2006. The increase in net cash provided by financing activities was attributable to an increase in bank borrowings of $9.46 million in 2007.

For Fiscal 2008 and 2007, our inventory turnover was 4.87 and 4.25 times, respectively. The average days outstanding of our accounts receivable at December 31, 2008 were 59 days, as compared to 60 days at December 31, 2007. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $1.0  million.

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

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by Officers
Bank Of China	$5.27 million	$0.87 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma
Shenzhen Development Bank Co., Ltd	$4.93 million	$3.62 million	Dang Yu Pan
Shanghai Pudong Development Bank Co. Ltd.	$9.52 million	$8.19 million	Dang Yu Pan
Citibank (China) Co., ltd.	$3.46 million	$2.15 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma

Pursuant to the Letter of Undertaking related to the loan from the Bank of China, Mr. Pan, Mr. Li and Mr. Ma agreed to enter into a guarantee contract with the bank to guarantee all the outstanding debts of our subsidiary, Shenzhen Highpower, whether such debts are payments, obligations or liabilities already existing or contingent.

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

Contractual obligations

This table summarizes our known contractual obligations and commercial commitments at December 31, 2008.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$14,829,228	$14,829,228	$-	$-	$-
Purchase Obligations (1)	$8,306,123	$8,306,123	$-	$-	$-
License Agreement	$1,540,900	$1,540,900	$-	$-	$-
Capital Commitment	$-	$-	$-	$-	$-
Total	$24,676,251	$24,676,251	$-	$-	$-
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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. SFAS No. 160 will be effective for us on January 1, 2009. We do not expect the initial adoption of SFAS No. 160 will have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which requires enhanced disclosures about an entity’s derivatives and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only provides for additional disclosure requirements, management assessed that there will be no impact on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants “AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 will have a material impact on our results of operations and financial position.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 75% of our sales are made in U.S. Dollars. During the year ended December 31, 2007, the exchange rate of the RMB to the U.S. Dollar increased approximately 6.9% from the level at the end of December 31, 2006. This fluctuation resulted in a slight increase in our material costs during the year ended December 31, 2007. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affect the value of its US dollar receivables and sales. At December 31, 2008, the Company had a series of currency forwards totaling a notional amount US$11,000,000 expiring from January 2009 to July 2009. The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses. The net gains of 116,157 attributable to these activities are included in “other income” for the year ended December 31, 2008.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

On November 28, 2008, Shenzhen Highpower Technology Co., Ltd. entered into an Agreement of Line of Credit (the “Agreement”) for a revolving line of credit in the amount of RMB36,360,000 (US$5.3 million) with Bank of China Limited ( “Bank of China”), of which RMB1,360,000 (US$200,000) is for a factoring line of credit and RMB35,000,000 (US$5.1 million) is for an opening domestic line of credit.  The Agreement expires on November 20, 2009.

Each of Springpower Technology (Shenzhen) Co., Ltd., a wholly-owned subsidiary of Hong Kong Highpower Technology Co., Ltd., Dang Yu Pan, Wen Liang Li and Wen Wei Ma entered into a guarantee agreement to guarantee Shenzhen Highpower’s obligations under the Agreement. The Company may not enter into any counter-guarantee agreement or similar agreement that impairs the rights of the Bank of China under the Agreement.

The following events constitute a default under the Agreement: failure to perform its payment or settlement obligations under the Agreement or any agreements entered into with the Bank of China pursuant to the Agreement; failure to use the funds for purposes as stated in the Agreement, breach of any representations in the Agreement or any agreements entered into with the Bank of China pursuant to the Agreement; failure to provide a new guarantee and replacement guarantor in circumstances including merger, sale of assets and bankruptcy; termination of business or bankruptcy; breach of any other agreements related to the Agreement default under any other contract with the Bank of China or its related organizations; and any guarantor’s breach of the guarantee contract or default under any other contract with the Bank of China or its related organizations.

Upon the occurrence of any events of default under the Agreement, the Bank of China may require Shenzhen Highpower or the guarantors to correct the default within a specified time period; reduce, suspend or terminate the line of credit, the Agreement, or any other agreement between the parties in whole or in part;; suspend or terminate the issuance of any loan not issued; accelerate the maturity of any amount outstanding under the Agreement; require Shenzhen Highpower to indemnify losses caused by the default to the Bank of China; deduct any sum owed by the Bank of China from Shenzhen Highpower’s bank account with the Bank of China; exercise its security interest; require the guarantors to undertake their guarantee responsibility; or any other measures deemed necessary by the Bank of China.

In the event that Shenzhen Highpower’s total line of credit with all banks exceeds RMB140 million, the Bank of China may suspend credit issued to Shenzhen Highpower.  Additionally, Shenzhen Highpower must obtain the consent of the Bank of China prior to applying for any credit from other commercial banks.  In the event that Shenzhen Highpower fails to obtain the prior consent of the bank before obtaining such credit, the Bank of China may terminate the line of credit.

The information included in this Item 9B is provided in accordance with Item 1.01 and Item 2.03 of Form 8-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Dang Yu Pan	41	Chairman of the Board and Chief Executive Officer
Wen Liang Li	43	Vice President, Chief Technology Officer and Director
Wen Wei Ma	39	Vice President of Manufacturing
Henry Ngan	36	Chief Financial Officer
Wen Jia Xiao	32	Vice President of Quality Control
Xinhai Li	46	Director
Chao Li	64	Director
Ping Li	44	Director

Dang Yu Pan has been the Chairman of the Board and Chief Executive officer of the Company and HKHT since November 2007 and July 2003, respectively. Mr. Pan is the founder of Shenzhen Highpower and has served as the Chairman of the Board and Chief Executive Officer of Shenzhen Highpower since October 2002. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou HaoPeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of Nanhai Shida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the HuangPu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990.

Wen Liang Li has been a director of the Company since November 2007 and a director of HKHT since July 2003. Since January 2003, Mr. Li. has served as a director and as Vice General Manager and Chief Technology Officer of Shenzhen Highpower. From January 1996 to December 2002, Mr. Li served as Vice General Manager of Zhuhai Taiyi Battery Co., Ltd., a battery manufacturer. Mr. Li received a master’s degree in Electrochemistry from the Harbin Institute of Technology in China in 1991.

Wen Wei Ma has served as the Company’s Vice President of Manufacturing since November 2007 and as a director of HKHT since July 2003. Mr. Ma has served as a director and as a Vice General Manager of Manufacturing of Shenzhen Highpower since October 2002. Mr. Ma received a diploma in chymic analysis from the Guangzhou Trade School of Light Industry in China in 1989.

Henry Ngan has served as the Chief Financial Officer of the Company since February 2009. Prior to joining the Company, Mr. Ngan had served as Vice President and Senior Equity Analyst at Brean Murray Carret & Co. in New York City since July 2008.  Prior to that, Mr. Ngan served as an Equity Research Analyst at Buckingham Research Group in New York from June 2004 to January 2008 and at Robotti & Company from October 2002 until June 2004.  Mr. Ngan received a bachelor’s degree in Accounting from the University at Albany, State University of New York in 1995 and an MBA in Finance and Information & Communication Systems from Fordham University in 2004.  Mr. Ngan is a Certified Public Accountant in the State of New York.

Jia Wei Xiao has served as Vice President of Quality Control of the Company since November 2007 and as Vice General Manager of Quality Control of Shenzhen Highpower since October 2005. From October 2002 to September 2005, Mr. Xhio served as the Minister of the Quality Control Department of Shenzhen Highpower. Mr. Xiao received a bachelor’s degree in Check Technology and Instrument in 2000 from the China Institute of Metrology.

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

Director Independence

Subject to certain exceptions, under the listing standards of the NYSE Amex, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Xinhai Li, Chao Li and Ping Li, is an “independent” director as defined by the listing standards of the NYSE Amex currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC.  All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussion with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NYSE Amex rules.

Board Committees

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Code of Ethics

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2008 and 2007 of the principal executive officer.

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2008 and 2007 by our current Chief Executive Officer.  None of our other executive officers who were employed by us during the year ended December 31, 2008 received compensation exceeding $100,000 during the fiscal 2008.

Name and Position	Year	Salary	Bonus	All other compensation (1)		Total
Dang Yu Pan	2008	$18,000	$-	$25,000	(2)	$43,000
Chief Executive Officer and	2007	$18,000	$-	$25,000	(3)	$43,000
Chairman of the Board
 _________
(1)  Relates to automobile, housing and medical personal benefits.
(2)  Includes $25,000 for fees earned or paid in cash for service as a director of the Company.
(3)  Includes $12,000 for fees earned or paid in cash for service as a director of HKHT.

Outstanding Equity Awards at 2008 Fiscal Year End

There were no option exercises or options outstanding in 2008.

Employment Agreements and Termination of Employment and Change of Control Arrangements

We entered into an Offer Letter of Employment with our new Chief Financial Officer, Henry Ngan, effective February 2009.  Pursuant to the Offer Letter, Mr. Ngan is entitled to a base salary at an annual rate of $150,000 and 17,000 shares of restricted common stock of the Company under the Company’s 2008 Omnibus Incentive Plan, which will be granted on August 1, 2009 and  vest in equal installments on January 31, 2010 and January 31, 2011.  Mr. Ngan is also entitled to reasonable vacation and sick time and reimbursement for the cost of standard medical and dental insurance premiums and for business expenses.

We have no other employment agreements with any of our other executive officers.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2008 by members of board of directors. Compensation information for Dang Yu Pan, our Chief Executive Officer and Chairman of the Board, is described in the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Wen Liang Li	20,000	-	-	-	-	-	20,000	(1)
Chao Li	18,000	-	-	-	-	-	18,000
Xinhai Li	18,000	-	-	-	-	-	18,000
Ping Li	18,000	-	-	-	-	-	18,000

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

We do not have a formal policy with respect to the compensation of our non-executive board members.  We pay our non-executive directors for their services at the rate of $1,500 to $2,500 per month.

Directors are eligible to receive, from time to time, grants of options to purchase shares under our equity incentive plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Hong Kong Highpower Technology, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	2,000,000	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	2,000,000

(1)
In October 2008, the Company adopted the 2008 Omnibus Incentive Plan. The Incentive Plan currently has 2,000,000 shares authorized for issuance.  No awards have been issued pursuant to the Incentive Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of March 27, 2009 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of March 27, 2009 certain information with respect to beneficial ownership of our common stock based on 13,562,596 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each named executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of March 27, 2009 excludes 52,500 shares of our common stock issuable upon exercise of outstanding warrants.   Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Executive Officers
Dang Yu Pan	Chief Executive Officer and Chairman of the Board	5,179,429 (1)	38.19%

Wen Liang Li	Vice President, Chief Technology Officer and Director	2,034,770	15.00%

Wen Wei Ma	Vice President of Manufacturing	924,897	6.82%

Xinhai Li	Director	-	-

Chao Li	Director	-	-

Ping Li	Director	-	-

Officers and Directors as a Group (total of 8 persons)		8,139,096 (1)	60.01%

(1)
Includes (i) an aggregate of 1,387,356 shares over which Mr. Pan has voting power and the right to acquire ownership pursuant to a loan agreement dated February 5, 2007 between Mr. Pan and other shareholders, including, Wen Jia Xiao, Vice President of Quality Control, who holds 166,482 shares, and (ii) 369,959 shares held by a company that is 100% owned by Mr. Pan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hong Kong Highpower Technology Co., Ltd.

Hong Kong Highpower Technology Co., Ltd. (“HKHT”), a wholly-owned subsidiary of Hong Kong Highpower Technology, Inc., and each of HKHT’s wholly owned –subsidiaries Shenzhen Highpower Technology Co., Ltd., HZ Highpower Technology Co., Ltd. and Springpower Technology (Shenzhen) Company Limited, each have interlocking executive and director positions with the Company.

Guarantee Agreements

Dang Yu Pan, our Chairman and Chief Executive Officer, Wen Liang Li, our Vice President, Chief Technology Officer and director, and Wen Wei Ma, our Vice President of Manufacturing, each have provided personal guarantees under our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2008 and the identity of the officer(s) who guaranteed each loan.

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by Officers
Bank Of China	$5.27 million	$0.87 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma
Shenzhen Development Bank Co., Ltd	$4.93 million	$3.62 million	Dang Yu Pan
Shanghai Pudong Development Bank Co. Ltd.	$9.52 million	$8.19 million	Dang Yu Pan
Citibank (China) Co., ltd.	$3.46 million	$2.15 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Dominic K.F. Chan & Co. for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2008 and December 31, 2007 and fees billed for other services rendered by Dominic K.F. Chan & Co. during those periods.

	Year ended December 31,
	2008	2007

Audit Fees(1)	$73,000	$67,000
Audit-Related Fees (2)	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$73,000	$67,000

(1)           These are fees for professional services performed by Dominic K.F. Chan & Co. for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statement on Form S-1.

Pre-Approval Policy

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm for such services. The audit committee pre-approves (i) auditing services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-auditing services that exceed a de minimis standard established by the committee, which are rendered to the Company by its outside auditors (including fees).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on April 8, 2009.

Hong Kong Highpower Technology, Inc.
(Registrant)

Dated: April 8, 2009	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Dang Yu Pan By: Dang Yu Pan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 8, 2009
/s/ Henry Ngan By: Henry Ngan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2009
/s/ Wen Liang Li Wen Liang Li	Vice President, Chief Technology Officer and Director	April 8, 2009
/s/ Xinhai Li Xinhai Li	Director	April 8, 2009
/s/ Chao Li Chao Li	Director	April 8, 2009
/s/Ping Li Ping Li	Director	April 8, 2009

EXHIBIT INDEX

Exhibit
Number	Description

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

10.2*
Amended Consumer Battery License Agreement, amended as of August 8, 2007, by and between Shenzhen Highpower Technology Co., Ltd and Ovonic Battery Company, Inc. (incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2008).

10.3
State-owned Land Use Rights Grant Contract No. 441302 – B – 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

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

10.6
Form of Registration Rights Agreement entered into by and between the Registrant and WestPark Capital, Inc. Affiliates (incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 4, 2008).

10.7
Non-Undertaking Short-Term Revolving Financing Agreement dated as of October 11, 2007 by and between Citibank China Co., Ltd. (“Lender”) and Shenzhen Highpower Technology Col, Ltd. and corresponding Letters of Guarantee between Lender and Dang Yu Pan, Wen Wei Ma and Wen Liang Li (translated to English) (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 18, 2008).

10.8	Agreement on Line of Credit dated as of November 28, 2008 by and between the Bank of China Limited, Shenzhen Buji Subbranch and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.9
Form of Guaranty Contract of Maximum Amount by and between the Bank of China Limited, Shenzhen Buji Subbranch and the individuals and entities indicated in Schedule A attached to the Form of Guaranty (translated to English).

21.1	List of Subsidiaries.

23.1	Consent of Dominic K.F. Chan & Co.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant received from the Securities and Exchange Commission an order dated June 9, 2008 granting confidential treatment under the Securities Exchange Act of 1934.

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
DECEMBER 31, 2008, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hong Kong Highpower Technology, Inc.

We have audited the accompanying consolidated balance sheets of Hong Kong Highpower Technology, Inc. (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2008, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
Date: March 21, 2009

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 (Stated in US Dollars)

	At December 31,
	2008	2007
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	4,175,780	1,489,262
Restricted cash	4,845,478	5,453,650
Accounts receivable	8,765,593	15,906,175
Notes receivable	429,815	386,482
Prepaid expenses and other receivables – Note 6	1,732,709	2,501,796
Deferred charges – Stock-based compensation – Note 7	216,667	-
Inventories – Note 8	11,208,697	14,371,289
Prepaid lease payments	-	58,570

Total Current Assets	31,374,739	40,167,224
Deferred tax assets – Note 5	104,556	28,277
Deposit paid for acquisition of machinery	-	1,115,123
Plant and equipment, net – Note 9	7,778,477	3,789,382
Leasehold land – Note 10	3,050,510	2,869,925
Intangible asset, net – Note 11	900,000	950,000
Currency forward – Note 12	116,157	-

TOTAL ASSETS	43,324,439	48,919,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Non-trading foreign currency derivatives liabilities	293,830	-
Accounts payable	8,306,123	19,561,118
Other payables and accrued liabilities – Note 14	3,139,275	2,320,956
Income taxes payable	476,330	73,768
Bank borrowings – Note 15	14,829,228	15,410,542

Total Current Liabilities	27,044,786	37,366,384

COMMITMENTS AND CONTINGENCIES – Note 17

 (continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
(Stated in US Dollars)

	At December 31,
	2008	2007
	$	$
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2008 –13,562,596 shares (2007 –12,798,846 shares)	1,356	1,280
Additional paid-in capital	5,048,194	2,765,870
Accumulated other comprehensive income	1,595,091	1,157,872
Retained earnings	9,635,012	7,628,525

TOTAL STOCKHOLDERS’ EQUITY	16,279,653	11,553,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	43,324,439	48,919,931

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Years Ended December 31,
	2008	2007	2006
	$	$	$

Net sales	75,004,242	73,261,720	44,375,682
Cost of sales	(62,238,982)	(63,791,248)	(36,958,529)

Gross profit	12,765,260	9,470,472	7,417,153
Depreciation	(194,496)	(120,517)	(80,213)
Selling and distribution costs	(2,416,220)	(2,095,594)	(1,634,366)
General and administrative costs including stock-based compensation	(6,097,580)	(3,460,592)	(1,960,271)
Loss on exchange rate difference	(1,182,076)	(854,873)	(199,231)
Fees and costs related to reorganization	-	(582,269)	(75,229)

Income from operations	2,874,888	2,356,627	3,467,843
Change in fair value of currency forwards – Note 12	115,568	-	-
Change in fair value of warrants – Note 13	(276,000)	-	-
Other income – Note 3	463,142	148,653	58,588
Interest expense – Note 4	(642,161)	(696,132)	(253,617)

Income before taxes	2,535,437	1,809,148	3,272,814
Income taxes – Note 5	(528,950)	(145,458)	(240,487)

Net income	2,006,487	1,663,690	3,032,327

Net Income per common share
- Basic	0.15	0.17	0.33

- Diluted	0.15	0.17	0.33

Weighted average common shares outstanding
- Basic	13,205,599	9,832,493	9,248,973

- Diluted	13,233,353	9,832,493	9,248,973

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
		$	$	$	$	$

Balance, January 1, 2006	9,248,973	925	63,392	195,053	3,597,690	3,857,060
Net income	-	-	-	-	3,032,327	3,032,327
Foreign currency translation Adjustments	-	-	-	275,330	-	275,330
Total comprehensive income	-	-	-	-	-	3,307,657
Balance, December 31, 2006	9,248,973	925	63,392	470,383	6,630,017	7,164,717
Shares Issued in connection with reverse merger	1,777,128	178	(35,345)	-	-	(35,167)
Shares issued in private placement, net of offering cost of $382,000	1,772,745	177	2,737,823	-	-	2,738,000
Comprehensive income
Net income	-	-	-	-	1,663,690	1,663,690
Foreign currency translation adjustments	-	-	-	687,489	-	687,489
Total comprehensive income	-	-	-	-	-	2,351,179
Dividends	-	-	-	-	(665,182)	(665,182)

Balance, December 31, 2007	12,798,846	1,280	2,765,870	1,157,872	7,628,525	11,553,547
Gross proceeds from shares sold in offering – interim closing	160,000	16	519,984	-	-	520,000
Gross proceeds from shares sold in offering – final closing	603,750	60	1,486,340	-	-	1,486,400
Stock based compensation	-	-	276,000	-	-	276,000
Comprehensive income
Net income	-	-	-	-	2,006,487	2,006,487
Foreign currency translation adjustments	-		-	731,049	-	731,049
Net deferred loss from cash flow hedges	-	-	-	(293,830)	-	(293,830)
Total comprehensive income	-	-	-	-	-	2,443,706

Balance, December 31, 2008	13,562,596	1,356	5,048,194	1,595,091	9,635,012	16,279,653

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Years ended December 31,
	2008	2007	2006
		$	$
Cash flows from operating activities
Net income	2,006,487	1,663,690	3,032,327
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities :
Bad debts written off	4,460	3,649	22,878
Depreciation	838,725	560,073	343,841
Amortization of intangible asset	50,000	50,000	-
Amortization of leasehold land	61,939
Loss on disposal of plant and equipment	44,198	20,046	32,844
Change in fair value of currency forwards	(115,568)	-	-
Change in fair value of warrants	276,000	-	-
Stock based compensation	303,333	-	-

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	8,095,692	(7,018,013)	(3,155,007)
Notes receivable	(40,702)	(309,829)	620,101
Prepaid expenses and other receivables	2,093,103	305,785	(1,826,594)
Inventories	4,046,251	2,183,344	(9,556,898)
Increase (decrease) in -
Accounts payable	(12,422,508)	1,082,433	8,387,286
Other payables and accrued liabilities	721,654	78,974	(32,771)
Income taxes payable	321,781	(74,825)	(27)

Net cash provided by (used in) operating activities	6,284,845	(1,454,673)	(2,132,020)

Cash flows from investing activities
Acquisition of plant and equipment	(4,614,385)	(1,030,725)	(1,733,167)
Acquisition of land	-	(2,832,348)	-
Proceeds from disposal of plant and equipment	-	32,976	13,747
Deposit paid for acquisition of machinery	-	(1,115,123)	-

Net cash used in investing activities	(4,614,385)	(4,945,220)	(1,719,420)

Cash flows from financing activities
Proceeds from issuance of common stock	1,486,400	2,738,000	-
Proceeds from new short-term bank loans	2,932,586	2,374,241	879,630
Repayment of short-term bank loans	(2,573,781)	(923,316)	(973,876)
Proceeds from/(repayment of) other loans	(5,316,389)	4,173,106	-
Net advancement of other bank borrowings	3,414,456	3,155,109	4,955,996
Decrease / (Increase) in restricted cash	946,508	(4,234,327)	(991,050)
Repayment from / (Advance to) related parties	-	726,169	(38,495)
Dividend paid	-	(665,182)	-

Net cash provided by financing activities	889,780	7,343,800	3,832,205

Net increase (decrease) in cash and cash equivalents	2,560,240	943,907	(19,235)
Effect of foreign currency translation on cash and cash equivalents	126,278	57,285	40,279
Cash and cash equivalents - beginning of year	1,489,262	488,070	467,026

Cash and cash equivalents - end of year	4,175,780	1,489,262	488,070

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation

Hong Kong Highpower Technology, Inc. (“Highpower” or the “Company,” formerly known as SKRP 11, Inc.) was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire.

On October 20, 2007, Highpower entered into a share exchange agreement (the “Exchange Agreement”) with Hong Kong Highpower Technology Company Limited (“HKHTC”), which was incorporated in Hong Kong on July 4, 2003 under the Hong Kong Companies Ordinance.  HKHTC was organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries.

As used herein, the “Company” refers to Highpower and its wholly-owned subsidiaries, unless the context indicates otherwise.

Pursuant to the Exchange Agreement, Highpower agreed to issue shares of its common stock in exchange for all of the issued and outstanding securities of HKHTC.  On November 2, 2007, upon the closing of the Exchange Agreement, HKHTC had a total of 500,000 shares of common stock issued and outstanding, and Highpower issued an aggregate of 9,248,973 shares of its common stock to the shareholders of HKHTC in exchange for all of the issued and outstanding securities of HKHTC on the basis of 18.497946 shares of Highpower for each share of HKHTC. The 9,248,973 shares of common stock issued to the shareholders of HKHTC in conjunction with this transaction have been presented as outstanding for all periods presented.  In addition, immediately prior to the closing of the Exchange Agreement, Highpower and certain of its stockholders agreed to cancel an aggregate of 1,597,872 shares of outstanding common stock, as a result of which there were 1,777,128 shares of common stock outstanding immediately prior to the share exchange transaction.

On November 2, 2007, concurrently with the close of the Exchange Agreement, the Company received gross proceeds of $3,120,000 in a private placement transaction (the “Private Placement”).  Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 1,772,745 shares of common stock at $1.76 per share.  The investors in the Private Placement also entered into lock-up agreements pursuant to which they agreed not to sell their shares until 90 days after the Company’s common stock is listed or quoted on either the New York Stock Exchange, NYSE Amex (formerly known as the American Stock Exchange), NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, when one-tenth of their shares are released from the lock-up agreement, after which their shares will automatically be released from the lock-up agreement on a monthly basis pro rata over a nine-month period.  After commissions and expenses, the Company received net proceeds of approximately $2,738,000 from the Private Placement.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation (continued)

Immediately after the closing of the Exchange Agreement and Private Placement, the Company had 12,798,846 shares of common stock issued and outstanding.  Upon the closing of the Exchange Agreement, the shareholders of HKHTC and their designees owned approximately 72.3% of the Company’s issued and outstanding common stock, the pre-existing shareholders of the Company owned approximately 13.9% of the Company’s issued and outstanding common stock, and the investors in the Private Placemen owned 13.8% of the Company’s issued and outstanding common stock. Therefore, although HKHTC became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization in the form of a reverse merger of HKHTC, whereby HKHTC was deemed to be the accounting acquirer and was deemed to have retroactively adopted the capital structure of SRKP 11. Since the transaction was accounted for as a reverse merger, the accompanying consolidated financial statements reflect the historical consolidated financial statements of HKHTC for all periods presented, and do not include the historical financial statements of SRKP 11, Inc.. All costs associated with the reverse merger transaction, consisting primarily of consideration paid to the previous control parties of SRKP 11 and legal and investment banking fees and costs, were expensed as incurred as a cost of the recapitalization, and have been presented as an operating cost line item entitled fees and costs related to reorganization in the statement of operations.

In January 2008, HKHTC invested $749,971 to HZ Highpower. HZ Highpower is a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as of December 31, 2008.

On June 20, 2008, HKHTC invested $250,000 in Spring Power Technology (Shenzhen) Co., Ltd (“SZ Spring Power”, formerly known as Sure Power Technology (Shenzhen) Co., Ltd.) which became the wholly-own subsidiary of HKHTC. In July 9, 2008, HKHTC invested an additional $750,000 in SZ Spring Power. SZ Spring Power commenced business on June 2008 and specializes in researching and manufacturing of Lithium-ion rechargeable batteries.

On June 19, 2008, the Company effected a  5-for-8 reverse stock split of the Company’s issued and outstanding shares of common stock (the Reverse Stock Split”). The par value and number of authorized shares of the common stock remained unchanged.  All references to number of shares and per share amounts included in these consolidated financial statements and the accompanying notes have been adjusted to reflect the Reverse Stock Split retroactively.

On June 19, 2008, the company’s common stock commenced trading on the NYSE Amex.

On June 19, 2008, the Company issued 603,750 shares of common stock upon the closing of a public offering. The Company’s sale of common stock, which was sold indirectly by the Company to the public at a price of $3.25 per share, resulted in net proceeds of $1,486,400. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation (continued)

On June 19, 2008, the Company issued 160,000 shares of common stock upon the closing of the public offering. The shares are treated as compensation for investor relations services. The services provided are for the period of one year from the date of June 19, 2008.

Description of business

The subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd (“HKHTC”)	Hong Kong Jul 4, 2003	100%	Investment holding
Shenzhen Highpower Technology Co., Ltd (“SZ Highpower”)	PRC Oct 8, 2002	100%	Manufacturing of batteries
HZ Highpower Technology Co., Ltd (“HZ Highpower”)	PRC Jan 29, 2008	100%	Inactive
Spring Power Technology (Shenzhen) Co., Ltd (“SZ Spring Power”)	PRC Jun 4, 2008	100%	Manufacturing of batteries

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
Comparative amounts

Certain comparative amounts have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity, or net income.

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

In 2008, the Company had one major customer, representing 23% of sales; accounts receivable from this customer at December 31, 2008 was $1,430,000.  In 2007, the Company had two major customers, representing 24% and 17% of sales respectively; accounts receivable from these customers at December 31, 2007 were $8,300,000.

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

During the years ended December 31, 2008, 2007 and 2006, the Company experienced bad debts of $4,460, $3,649 and $22,878, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the years ended December 31, 2008, 2007 and 2006, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials.  The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $412,311 in 2008, $160,000 in 2007 and $99,000 in 2006. Generally, waste materials on hand at the end of a year are nominal.

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

There was no impairment of long-lived assets in 2006, 2007 or 2008.

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

Advertising and promotion expenses amounted to $48,210, $68,169 and $96,045 for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in selling and distribution costs.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in consolidated statements of income in the period that includes the enactment date or date of change in tax rate. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

On January 1, 2007, the Group adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The adoption of FIN 48 did not have a significant effect on the consolidated financial statements.

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

	2008	2007	2006

Year end RMB : US$ exchange rate	6.898	7.332	7.804
Average yearly RMB : US$ exchange rate	6.933	7.581	7.958

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

Foreign currency derivative

From time to time the Company may utilize forward foreign currency exchange contracts to reduce the impact of foreign currency exchange rate risks. Forward contracts are cash flow hedges of the Company’s foreign currency exposures and are recorded at the contract’s fair value. The effective portion of the forward contract is initially reported in “Accumulated other comprehensive income,” a component of shareholders’ equity, with a corresponding asset or liability recorded based on the fair value of the forward contract. When the hedged transaction is recorded (generally when revenue on the associated sales contract is recognized), any unrecognized gains or losses are reclassified into results of operations in the same period. Any hedge ineffectiveness is recorded to operations in the current period. The Company measures hedge effectiveness by comparing changes in fair values of the forward contract and expected cash flows based on changes in the spot prices of the underlying currencies. Cash flows from forward contracts accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

Share-based compensation expense was $303,333, Nil and Nil and for the years ended December 31, 2008, 2007 and 2006, respectively.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. SFAS No. 160 is effective for the Company on January 1, 2009. The Company does not expect the initial adoption of SFAS No. 160 will have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which requires enhanced disclosures about an entity’s derivatives and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only provides for additional disclosure requirements, management assessed that there will be no impact on the results of operations and financial position.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants “AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material impact on the results of operations and financial position.

3.	Other income

	Years Ended December 31,
	2008	2007	2006
	$	$	$

Bank interest income	149,558	75,546	11,626
Gain on forward contract	50,357	-	-
Sundry income	263,227	73,107	46,962

	463,142	148,653	58,588

4.	Interest expense

	Years Ended December 31,
	2008	2007	2006
	$	$	$

Interest on trade related bank loans	166,867	547,573	208,269
Interest on short-term bank loans	475,294	135,369	45,348
Interest on other loans	-	13,190	-

	642,161	696,132	253,617

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income taxes

The Company and its subsidiaries file separate income tax returns.

USA

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2006, 2007 and 2008.

PRC

Prior to January 1, 2008, the PRC’s statutory income tax rate was 33%. In addition, SZ Highpower, being located in the Shenzhen Special Economic Zone in the PRC, was subject to a reduced tax rate of 15%. Since SZ Highpower agreed to operate for a minimum of 10 years in the PRC, it entitled to a tax holiday of a two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of it.

On March 16, 2007, the National People’s Congress passed the new Corporate Income Tax law (the “new CIT law”) which will unify the income tax rate to 25% for all companies. The new CIT law was effective as of January 1, 2008. The new CIT law provides a five-year transition period from its effective date for those companies which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively. Under the new tax law, it allows entities that qualify as high-technology enterprises to be taxed at a reduced tax rate of 15%. SZ highpower is eligible for the reduced tax rate of 15% as of December 31, 2008. Accordingly, SZ Highpower has used the reduced tax rate of 15% in determining its deferred taxes as of December 31, 2008. HZ Highpower and SZ Spring Power did not generate taxable income in the PRC in 2008.

HONG KONG

HKHTC is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax.  HKHTC did not generate taxable income in Hong Kong in 2006, 2007 and 2008.

The components of income before income taxes are:

	Years Ended December 31,
	2008	2007	2006
	$	$	$

United States	(579,333)	(490,234)	-
Hong Kong	(6,367)	689,749	(76,601)
People’s Republic of China	3,121,137	1,609,633	3,349,415

	2,535,437	1,809,148	3,272,814

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income taxes (continued)

The components of the provision for income taxes are:

	Years Ended December 31,
	2008	2007	2006
	$	$	$
PRC income tax
Current year	603,072	173,735	241,313

Deferred taxes	(74,122)	(28,277)	(826)

	528,950	145,458	240,487

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate to income before taxes for the years ended December 31, 2008, 2007 and 2006, respectively.

	Years Ended December 31,
	2008	2007	2006
	$	$	$

Income before taxes	2,535,437	1,809,148	3,272,814

Provision for income taxes at applicable income tax rate	633,859	271,372	490,922
Change in valuation allowance	(44,218)	-	-
Income not subject to tax	(17,335)	(84,614)	(2,522)
Non-deductible expenses for income tax purposes	400,153	229	11,490
Tax exemption of PRC subsidiary	(413,605)	(133,885)	(243,835)
Tax rate differential	(29,904)	94,865	825
Others	-	(2,509)	(16,393)

	528,950	145,458	240,487

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income taxes (continued)

The major components of deferred tax recognized in the consolidated balance sheets as of December 31, 2008 and 2007 are as follows :-

	At December 31
	2008	2007
	$	$

Temporary difference on:
Recognition of expenses	(93,300)	(24,527)
Accelerated tax depreciation on intangible assets	(11,256)	(3,750)

Deferred tax assets, net	(104,556)	(28,277)

Recognized in the balance sheet:
Net deferred tax assets	(104,556)	(28,277)

Based on the above, the pro forma effect of the tax exemption of SZ Highpower is as follows:

	Years Ended December 31,
	2008	2007	2006
	$	$	$

Statutory income tax rate	25%	15%	15%

Exempted income tax rate	10%	7.5%	7.5%

Income tax exemption	413,605	$133,885	$243,835

Tax effect derived from exemption
(per share)	$0.03	$0.01	$0.03

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income taxes (continued)

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

6.	Prepaid expenses and other receivables

	As December 31,
	2008	2007
	$	$

Purchase deposits paid	88,459	264,138
Advance to staff	143,595	74,502
Other deposits and prepayments	495,325	147,503
Value-added tax prepayment	-	1,103,063
Other receivables	1,005,330	912,590
	1,732,709	2,501,796

7.	Deferred charges – Stock-based compensation

	As December 31,
	2008	2007
	$	$
Cost
Stock-based compensation – consulting fee	520,000	-

Accumulated amortization	303,333	-
Net	216,667	-

Amortization expenses included in general and administrative costs for the year ended 2008 and 2007 were $303,000 and $Nil respectively.

The Company is amortizing the $520,000 cost of stock-based compensation over a period of one year on the straight line basis.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Inventories

	At December 31,
	2008	2007
	$	$

Raw materials	1,708,431	4,507,255
Work in progress	1,434,517	1,694,997
Finished goods	8,049,138	8,101,083
Consumables	-	49,197
Packing materials	16,611	18,757

	11,208,697	14,371,289

9.	Plant and equipment

	At December 31,
	2008	2007
	$	$
Cost
Furniture, fixtures and office equipment	598,496	643,196
Leasehold improvement	712,120	146,622
Machinery and equipment	8,155,270	3,940,847
Motor vehicles	476,910	344,088

	9,942,796	5,074,753

Accumulated depreciation
Furniture, fixtures and office equipment	235,613	211,342
Leasehold improvement	220,746	100,864
Machinery and equipment	1,486,624	834,206
Motor vehicles	221,336	138,959

	2,164,319	1,285,371

Net
Furniture, fixtures and office equipment	362,883	431,854
Leasehold improvement	491,374	45,758
Machinery and equipment	6,668,646	3,106,641
Motor vehicles	255,574	205,129

	7,778,477	3,789,382

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Plant and equipment (continued)

The components of depreciation charged are:

	Years ended December 31,
	2008	2007
	$	$

Included in cost of sales and selling and distribution costs	644,229	439,556
Included in operating expenses	194,496	120,517

	838,725	560,073

10.	Leasehold land

	At December 31,
	2008	2007
	$	$

Cost	3,112,765	2,869,925

Accumulated amortization	(62,255)	-

Net	3,050,510	2,869,925

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

11.	Intangible asset - Consumer battery license

	At December 31,
	2008	2007
	$	$

Cost
Consumer battery license	1,000,000	1,000,000

Accumulated amortization	(100,000)	(50,000)

Net	900,000	950,000

Amortization expenses are included in selling and distributing costs during the years.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Intangible asset - Consumer battery license (continued)

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

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. During 2008, the Company recorded a total of approximately $273,005 as royalty expense, which was included in selling and distribution costs in the statement of operations.  Accordingly, during the year ended December 31, 2008, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities at December 31, 2008, with the related debit recorded as an intangible asset entitled consumer battery license agreement. At December 2008 and 2007, accrued royalty fees payable were $1,540,900 and $1,327,026, respectively (see Note 13).

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement over a period of 20 years on the straight line basis.  The accounting for the Consumer Battery License Agreement is based on the Company’s estimate of the useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan.  Amortization expense related to the Consumer Battery License Agreement included in selling and distributing costs during the years ended December 31, 2008, 2007 and 2006 were $50,000, $50,000 and $Nil, respectively.

Amortization of the License for the next five years is as follows:

Years ending December 31	$

2009	50,000
2010	50,000
2011	50,000
2012	50,000
2013	50,000
2014 and thereafter	650,000

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Risk Management Activities, Including Derivative

The Company selectively uses foreign currency forward contracts to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions. The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses attributable to certain third party and intercompany financial assets and liabilities with similar terms. The net gains and losses attributable to these activities are included in Other income, net.

	As December 31,
	2008	2007
	$	$

Currency forwards (notional amount $11 million), consisting of a put and a call	116,157	-

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At December 31, 2008, the Company had a series of currency forwards totaling a notional amount US$11,000,000 expiring from January 2009 to July 2009.

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Years Ended December 31,
	2008	2007	2006
	$	$	$

Foreign exchange contracts, net
Gains recognized in Other income, net	50,357	-	-

Hedging Activities

SZ Highpower uses foreign currencies derivative instruments to manage foreign exchange resulting from fluctuations in US Dollar to the Company’s functional currency (RMB). The notional amounts of these financial instruments are based on expected cash flow from operations.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Risk Management Activities, Including Derivative (continued)

At the inception of a derivative contract, SZ Highpower historically designated the derivative as a cash flow hedge. For all derivatives designated as cash flow hedges, SZ Highpower formally documented the relationship between the derivative contract and the hedged items, as well as the risk management objective for entering into the derivative contract. To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged items must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis. SZ Highpower historically measured hedge effectiveness on a quarterly basis and hedge accounting would be discontinued prospectively if it was determined that the derivative was no longer effective in offsetting changes in the cash flows of the hedged item. Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that became ineffective remained unchanged until the related cashflow was received. If SZ Highpower determined that it was probable that a hedged forecasted transaction would not occur, deferred gains or losses on the derivative were recognized in earnings immediately.

Derivatives, historically, were recorded on the balance sheet at fair value and changes in the fair value of derivatives were recorded each period in net income or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it was, depending on the type of hedge transaction. SZ Highpower’s derivatives historically consisted primarily of cash flow hedge transactions in which SZ Highpower was hedging the variability of cash flows related to a forecasted transaction. Period to period changes in the fair value of derivative instruments designated as cash flow hedges were reported in other comprehensive income and reclassified to net income in the periods in which the contracts are settled. The ineffective portions of the cash flow hedges were reflected in net income as an increase or decrease to other income (expense). Gains and losses on derivative instruments that did not qualify for hedge accounting were also recorded as an increase or decrease to other income (expense), in the period in which they occurred. The resulting cash flows from derivatives were reported as cash flows from operating activities.

13.	Change in fair value of share warrants

On June 19, 2008, the Company issued to WestPark Capital warrants to purchase 52,500 shares of common stock at an exercise price of $3.90 per share in connection with the public offering. The warrants have a term of five years and are exercisable no sooner than one year after issuance and no later than five years.

The fair value of the warrants at June 19, 2008, the date of issue is $276,000. The fair value of the warrants is appraised by an independent qualified valuer.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Other payables and accrued liabilities

	At December 31,
	2008	2007
	$	$

Accrued expenses	1,072,331	765,760
Accrued staff welfare	-	90,316
Royalty fee	1,540,900	1,327,026
Sales deposits received	388,261	136,295
Value-added tax payables	105,833	-
Other payables	31,950	1,559

	3,139,275	2,320,956

15.	Bank borrowings

	At December 31,
	2008	2007
	$	$
Secured:
Repayable within one year
Short term bank loans	2,969,939	2,454,838
Other trade related bank loans	11,859,289	12,955,704

	14,829,228	15,410,542

As of December 31, 2008 the Company’s banking facilities are comprised of the following:

	Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Short term bank loans	7,175,587	2,969,939	4,205,648
Other trade related loan facilities including:
- Accounts payable financing	16,005,068	11,859,289	4,145,779

	23,180,655	14,829,228	8,351,427

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Bank borrowings (continued)

As of December 31, 2008 the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $4,845,478 which is included in restricted cash on the Balance sheet;

(c)	personal guarantee executed by the directors of the Company;

(d)	the legal charge over leasehold land with carrying amount $3,050,510; and

(e)	other financial covenant:-

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $11,596,909 The Company was in compliance with this requirement at December 31, 2008.

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at December 31, 2008 ranged from 6.5% to 8%.

The interest rates of short term bank loans were at 4.86% per annum at December 31, 2008.

16.	Pension plans

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

Total pension cost was $432,402, $148,193 and $91,353 for the years ended December 31, 2008, 2007 and 2006, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2010, with a options to renew the leases.  All leases are on a fixed payment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2008 are as follows:-

Years ending December 31	$

2009	936,869
2010	449,675

1,386,544

Rental expense for the years ended 2008, 2007 and 2006 were $1,019,505, $429,450 and $367,582, respectively.

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

	At December 31,
	2008	2007
	$	$

Bills discounted	-	106,378

18.	Related party transactions

Apart from the transactions as disclosed in Notes 12 and 13, the Company entered into the following transactions with its related party during the years ended December 31, 2008, 2007 and 2006:-

	Year Ended December 31,
	2008	2007	2006
	$	$	$

Management fee paid to Canhold International Limited	-	21,134	15,302

 HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”.

All long-lived assets of the Company are located in the PRC.  Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Years Ended December 31,
	2008	2007	2006
Net revenue	$	$	$

Hong Kong and China	30,893,163	28,919,384	29,009,277
Asia	4,810,282	5,965,339	3,294,838
Europe	27,979,918	25,318,608	7,288,751
North America	10,885,903	12,851,807	4,511,914
South America	434,976	206,582	270,902

	75,004,242	73,261,720	44,375,682

	At December 31,
	2008	2007	2006
Accounts receivable	$	$	$

Hong Kong and China	5,012,472	4,258,010	5,545,244
Asia	169,376	1,023,284	262,743
Europe	2,695,166	6,761,615	1,857,294
North America	875,022	3,863,266	461,889
South America	13,558	-	-

	8,765,594	15,906,175	8,127,170

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Dividends

The directors have declared and the Company has paid the following dividends in respect of the years ended December 31, 2008, 2007 and 2006: -

	At December 31,
	2008	2007	2006
	$	$	$
Dividends

Interim dividend declared and paid on September 30, 2007 of approximately $ 0.07 per share:	-	665,182	-

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

21.	Quarterly Results of Operations (unaudited)

The following table sets forth unaudited quarterly results of operations for the years ended December 31, 2008 and 2007. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered.  The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2008	2008	2008	2008	2008
	$	$	$	$	$
Net revenue	17,831,562	19,021,476	20,473,472	17,677,732	75,004,242
Gross profit	2,708,298	3,374,867	3,511,808	3,170,287	12,765,260

Net income	730,327	684,247	289,356	302,557	2,006,487

Net (loss) income per common share:
Basic	0.06	0.05	0.02	0.02	0.15
Diluted	0.06	0.05	0.02	0.02	0.15

Weighted average common shares outstanding
Basic	14,798,846	12,899,560	13,562,596	13,711,011	13,205,599
Diluted	14,798,846	12,906,483	13,615,096	13,708,139	13,233,353

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007
	$	$	$	$	$
Net revenue	11,539,505	20,466,844	19,879,829	21,375,542	73,261,720
Gross profit	1,056,415	2,847,274	2,610,045	2,956,738	9,470,472

Net income	(502,663)	1,174,090	838,119	154,144	1,663,690

Net income per common share:
Basic and diluted	(0.06)	0.13	0.09	0.01	0.17

Weighted average common shares outstanding
Basic and diluted	9,248,973	9,248,973	9,248,973	11,564,076	9,832,493