Form 10-Q
period 2009-03-31
Hong Kong Highpower Technology, Inc.
filed 2009-05-13
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File No.:  001-34098

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111,
People’s Republic of China
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

(86) 755-89686238
 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant had 13,562,596 shares of common stock, par value $0.0001 per share, outstanding as of May 12, 2009.

HONG KONG HIGHPOWER TECHNOLOGY, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2009
INDEX

Part I. Financial Information

Item 1. Financial Statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited) $	(Audited) $
ASSETS
Current Assets :
Cash and cash equivalents	3,432,997	4,175,780
Restricted cash	5,303,892	4,845,478
Accounts receivable	7,265,693	8,765,593
Notes receivable	110,777	429,815
Prepaid expenses and other receivables – Note 8	3,230,124	1,732,709
Deferred charges – Stock-based compensation – Note 9	86,667	216,667
Inventories – Note 10	8,283,889	11,208,697

Total Current Assets	27,714,039	31,374,739
Deferred tax assets – Note 6	113,707	104,556
Plant and equipment, net – Note 11	8,116,214	7,778,477
Leasehold land, net – Note 12	3,034,729	3,050,510
Intangible asset, net – Note 13	887,500	900,000
Currency forward – Note 7	28,346	116,157

TOTAL ASSETS	39,894,535	43,324,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Non-trading foreign currency derivatives liabilities	225,235	293,830
Accounts payable	7,315,493	8,306,123
Other payables and accrued liabilities – Note 14	3,510,373	3,139,275
Income taxes payable	632,183	476,330
Bank borrowings – Note 15	11,492,783	14,829,228

Total Current Liabilities	23,176,067	27,044,786

COMMITMENTS AND CONTINGENCIES – Note 17

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited) $	(Audited) $
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2009 –13,562,596 shares (2008 –13,562,596 shares)	1,356	1,356
Additional paid-in capital	5,048,194	5,048,194
Accumulated other comprehensive income	1,630,940	1,595,091
Retained earnings	10,037,978	9,635,012

TOTAL STOCKHOLDERS’ EQUITY	16,718,468	16,279,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	39,894,535	43,324,439

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPENHENSIVE INCOME
(Stated in US Dollars)

	Three months ended March 31,
	2009	2008
	(Unaudited) $	(Unaudited) $

Net sales	11,309,805	17,831,562
Cost of sales	(8,913,709)	(15,123,264)

Gross profit	2,396,096	2,708,298
Depreciation – Notes 2 and 11	(51,114)	(49,371)
Selling and distribution costs	(531,349)	(414,023)
General and administrative costs including stock-based compensation	(1,102,922)	(769,696)
Loss on exchange rate difference	(32,724)	(504,887)

Income from operations	677,987	970,321
Change in fair value of currency forwards	(88,113)	29,102
Other income – Note 3	66,815	104,534
Interest expenses – Note 4	(41,120)	(206,750)
Other expenses – Note 5	(51,536)	-

Income before income taxes	564,033	897,207
Income taxes – Note 6	(161,067)	(166,880)

Net income	402,966	730,327

Other comprehensive income
- Foreign currency translation gain	35,849	232,085

Comprehensive income	438,815	962,412

Income per common share
- Basic and diluted	0.03	0.06

Weighted average common shares outstanding
- Basic and diluted	13,562,596	14,798,846

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Three months ended March 31,
	2009	2008
	(Unaudited) $	(Unaudited) $
Cash flows from operating activities
Net income	402,966	730,327
Adjustments to reconcile net income to net cash provided by operating activities :
Amortization of intangible asset	12,500	12,500
Amortization of leasehold land	15,603	-
Depreciation	237,217	154,795
Change in fair value of currency forwards	88,113	(29,102)
Loss on disposal of plant and equipment	6,807	17,122
Share based payment	130,000	-

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	1,523,929	525,593
Notes receivable	319,501	(342,368)
Prepaid expenses and other receivables	(1,508,097)	(996,072)
Inventories	2,955,285	(1,026,330)
Increase (decrease) in -
Accounts payable	(1,013,505)	524,183
Other payables and accrued liabilities	378,144	386,796
Income taxes payable	145,632	348,391

Net cash flows provided by operating activities	3,694,095	305,835

Cash flows from investing activities
Acquisition of plant and equipment	(560,026)	(202,236)
Deposit paid for acquisition of machinery	-	(248,965)

Net cash flows used in investing activities	(560,026)	(451,201)

Cash flows from financing activities
Proceeds from new short-term bank loans	6,791,546	-
Repayment of short-term bank loans	-	(3,925,349)
Net (repayment) advancement of other bank borrowings	(10,168,444)	3,466,660
(Decrease) Increase in restricted cash	(444,814)	792,237

Net cash flows (used in) provided by financing activities	(3,821,712)	333,548

Net (decrease) increase in cash and cash equivalents	(687,643)	188,182
Effect of foreign currency translation on cash and cash equivalents	(55,140)	39,420
Cash and cash equivalents - beginning of period	4,175,780	1,489,262

Cash and cash equivalents - end of period	3,432,997	1,716,864

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in US Dollars)

	Three months ended March 31,
	2009	2008
	(Unaudited) $	(Unaudited) $
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	41,120	206,750
Income taxes	15,434	28,756

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation

Hong Kong Highpower Technology, Inc. (“Highpower” or the “Company,” formerly known as SRKP 11, Inc.) was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire.

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

In January 2008, HKHTC invested $749,971 in HZ Highpower Technology Co., Ltd. (“HZ Highpower”). HZ Highpower is a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as of March 31, 2009.

In June 20, 2008, HKHTC invested $250,000 in Spring Power Technology (Shenzhen) Co., Ltd. (“SZ Spring Power”, formerly known as Sure Power Technology (Shenzhen) Co., Ltd.) which became a wholly-owned subsidiary of HKHTC. On July 9, 2008, HKHTC invested an additional $750,000 in SZ Spring Power. SZ Spring Power commenced business in June 2008 and specializes in researching and manufacturing Lithium-ion rechargeable batteries.

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

Description of business

The subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd. (“HKHTC”)	Hong Kong July 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd. (“SZ Highpower”)	PRC October 8, 2002	100%	Manufacturing of batteries

HZ Highpower Technology Co., Ltd. (“HZ Highpower”)	PRC January 29, 2008	100%	Inactive

Spring Power Technology (Shenzhen) Co., Ltd. (“SZ Spring Power”)	PRC June 4, 2008	100%	Manufacturing of batteries

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements for the interim periods are unaudited. In the opinion of management, these consolidated financial statements, include all adjustments, including normal recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results of operations to be expected for a full year, The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

For three months ended March 31, 2009, the Company had two major customers one representing 23% of sales and the other representing 14% of sales; accounts receivable from these customers at March 31, 2009 were $2,697,187 and $1,677,771, respectively. For the three months ended March 31, 2008, the Company had two major customers with one representing 24% of sales and the other representing 13% of sales; accounts receivable from these customers at March 31, 2008 were $4,445,455 and $4,185,339, respectively.

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

The Company did not experience any bad debts during the three months ended March 31, 2009 and 2008.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the three months ended March 31, 2009 and 2008, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $18,831 and $60,000 for the three months ended March 31, 2009 and 2008 respectively. Generally, waste materials on hand at the end of a year are nominal.

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

Plant and equipment (continued)

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

There was no impairment of long-lived assets for the three months ended March 31, 2009 and 2008.

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

Advertising and promotion expenses, which are included in selling and distribution costs, were not material for the three months ended March 31, 2009 and 2008.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Foreign currency translation (continued)

	March 31, 2009	March 31,2008

Quarter end RMB : US$ exchange rate	6.8792	7.1058
Average quarterly RMB : US$ exchange rate	6.8809	7.1986

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

Share-based compensation expense was $130,000 and Nil and for the three months ended March 31, 2009 and 2008, respectively.

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

 HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other income

	Three months ended March 31,
	2009	2008
	(Unaudited) $	(Unaudited) $

Bank interest income	25,142	38,013
Other interest income	-	10,717
Sundry income	41,673	55,804

	66,815	104,534

4.	Interest expenses

	Three months ended March 31,
	2009	2008
	(Unaudited) $	(Unaudited) $

Interest on trade related bank loan	28,200	183,981
Interest on short-term bank loans	12,920	22,769

	41,120	206,750

5.	Other expenses

	Three months ended March 31,
	2009	2008
	(Unaudited) $	(Unaudited) $

Foreign exchange contract expenses	51,536	-

	51,536	-

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes

The components of the provision for income taxes are:

	Three months ended March 31,
	2009	2008
	(Unaudited) $	(Unaudited) $

PRC income taxes	161,067	166,880

	161,067	166,880

The major components of deferred tax recognized in the consolidated balance sheets as of March 31, 2009 and December 31, 2008 are as follows:-

	As of
	March 31,	December 31,
	2009 $	2008 $
	(Unaudited)	(Audited)

Temporary difference on :-
Reorganization of expenses	(100,555)	(93,300)
Accelerated tax depreciation on intangible asset	(13,152)	(11,256)

Deferred tax assets, net	(113,707)	(104,556)

Presented in the balance sheet:
Net deferred tax assets	(113,707)	(104,556)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of March 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Risk Management Activities, Including Derivative

The Company selectively uses foreign currency forward contracts to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions. The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses attributable to certain third party and intercompany financial assets and liabilities with similar terms. The net gains and losses attributable to these activities are included in the statements of comprehensive income.

As of
	March 31,	December 31,
	2009 $	2008 $
	(Unaudited)	(Audited)

Currency forwards (notional amount $4 million), consisting of a put and a call	28,346	116,157

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At March 31, 2009, the Company had a series of currency forwards totaling a notional amount US$4,000,000 expiring from April 2009 to July 2009.

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Three months ended March 31,
	2009	2008
	(Unaudited) $	(Unaudited) $
Foreign exchange contracts, net Loss recognized in Other expenses, net	51,536	-

Hedging Activities

SZ Highpower uses foreign currencies derivative instruments to manage foreign exchange resulting from fluctuations in US Dollar to the Company’s functional currency (RMB). The notional amounts of these financial instruments are based on expected cash flow from operations.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Risk Management Activities, Including Derivative (continued)

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

8.	Prepaid expenses and other receivables

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Purchase deposits paid	329,477	88,459
Advance to staff	193,277	143,595
Other deposits and prepayments	1,052,879	495,325
Other receivables	1,654,491	1,005,330

	3,230,124	1,732,709

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Deferred charges – Stock-based compensation

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Cost
Stock-based compensation – consulting fee	520,000	520,000

Accumulated amortization	433,333	303,333

Net	86,667	216,667

Amortization expenses included in general and administrative costs for the three months ended March 31, 2009 and 2008 were $130,000 and $Nil respectively.

The Company is amortizing the $520,000 cost of stock-based compensation over a period of one year on the straight line basis.

10.	Inventories

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Raw materials	1,733,783	1,708,431
Work in progress	1,427,989	1,434,517
Finished goods	5,103,594	8,049,138
Packing materials	18,523	16,611

	8,283,889	11,208,697

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Plant and equipment

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Cost
Furniture, fixtures and office equipment	623,392	598,496
Leasehold improvement	2,199,470	712,120
Machinery and equipment	7,200,810	8,155,270
Motor vehicles	499,578	476,910

	10,523,250	9,942,796

Accumulated depreciation
Furniture, fixtures and office equipment	263,556	235,613
Leasehold improvement	250,489	220,746
Machinery and equipment	1,649,653	1,486,624
Motor vehicles	243,338	221,336

	2,407,036	2,164,319

Net
Furniture, fixtures and office equipment	359,836	362,883
Leasehold improvement	1,948,981	491,374
Machinery and equipment	5,551,157	6,668,646
Motor vehicles	256,240	255,574

	8,116,214	7,778,477

The components of depreciation charged are:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
	$	$

Included in cost of sales and selling and distribution costs	186,103	105,424
Included in operating expenses	51,114	49,371

	237,217	154,795

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Leasehold land

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Cost	3,112,765	3,112,765

Accumulated amortization	(78,036)	(62,255)

Net	3,034,729	3,050,510

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

13.	Intangible asset

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(112,500)	(100,000)

Net	887,500	900,000

Amortization expenses included in selling and distribution costs for the three months ended March 31, 2009 and 2008 was $12,500.

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

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the three months ended March 31, 2009, the Company recorded a total of approximately $46,623 as royalty expense, which was included in selling and distribution costs in the statement of operations. At March 31, 2009, accrued royalty fees payable was $1,432,814 (see Note 14).

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

14.	Other payables and accrued liabilities

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Accrued expenses	1,251,805	1,072,331
Royalty payable	1,432,814	1,540,900
Sales deposits received	506,638	388,261
Value-added tax payables	288,722	105,833
Other payables	30,394	31,950

	3,510,373	3,139,275

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Bank borrowings

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Secured:
Repayable within one year
Short term bank loans	1,453,649	2,969,939
Other trade related bank loans	10,039,134	11,859,289

	11,492,783	14,829,228

As of March 31, 2009, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $5,303,892 which is included in restricted cash on the Balance sheet;

(b)	personal guarantee executed by the directors of the Company;

(c)	the legal charge over leasehold land with carrying amount $3,034,729 (see Note 12); and

(d)	other financial covenant.

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $11,629,197. The Company was in compliance with this requirement at March 31, 2009.

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at March 31, 2009 ranged from 6.5% to 8%.

The interest rates of short term bank loans were at 4.86% per annum at March 31, 2009.

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $98,094 and $94,518 for the three months ended March 31, 2009 and 2008, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Commitments and contingencies

Operating leases commitments

The Group leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of March 31, 2009 are as follows:

Period ending March 31,	$

2009	456,731
2010	234,713

691,444

Rent expenses for the three months ended March 31, 2009 and 2008 were $241,063 and $32,534 respectively.

Capital commitments

The Group has the following capital commitments as of March 31, 2009:

$

Purchase of plant and equipment	449,945

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

As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Bills discounted	-	-

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Segment Information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS 131, “ Disclosures about Segments of an Enterprise and Related Information ”

Long-lived assets of the Group are located in PRC.  Geographic information about the revenues and accounts receivable which are classified based on the location of the customers is set out as follows:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
	$	$
Net revenue
Hong Kong and China	5,013,644	6,247,148
Asia	539,012	1,064,813
Europe	4,295,698	7,621,260
North America	1,368,795	2,849,549
South America	-	6,838
Others	92,657	41,954

	11,309,806	17,831,562

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Accounts receivable
Hong Kong and China	4,847,086	5,012,472
Asia	423,597	169,376
Europe	1,409,029	2,695,166
North America	572,389	875,022
South America	13,592	13,558

	7,265,693	8,765,594

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Hong Kong Highpower Technology, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Co., Ltd. (referred to herein as “HKHT”), and HKHT’s wholly-owned subsidiaries Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”) and Sure Power Technology (Shenzhen) Co., Ltd. (“Sure Power”). HKHT’s other subsidiary, HZ Highpower Technology Co. (“HZ Highpower”) has not yet commenced operations.

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for the our products; fluctuations in the cost of raw materials; our dependence on, or inability to attract additional, major customers for a significant portion of our net sales; our ability to increase manufacturing capabilities to satisfy orders from new customers; changes in the laws of the PRC that affect our operations; our ability to complete construction at our new manufacturing facility on time; our ability to control operating expenses and costs related to the construction of our new manufacturing facility; the devaluation of the U.S. Dollar relative to the Renminbi; our dependence on the growth in demand for portable electronic devices and the success of manufacturers of the end applications that use our battery products; our responsiveness to competitive market conditions; our ability to successfully manufacture Li-ion batteries in the time frame and amounts expected; the market acceptance of our Li-ion products; changes in foreign, political, social, business and economic conditions that affect our production capabilities or demand for our products; and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described in elsewhere in this report or in the “Risk Factors” section of our 2008 Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

Through Shenzhen Highpower, we manufacture Nickel Metal Hydride (“Ni-MH”) batteries for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. In 2008, we commenced manufacturing two lines of Lithium-Ion (“Li-ion”) and Lithium polymer rechargeable batteries through Spring Power for higher-end, high-performance applications, such as laptops, digital cameras and wireless communication products.  Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

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

The preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

Non-GAAP Financial Results

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only supplementally. EBITDA is calculated as follows for the periods presented:

	Three Months Ended
	March 31
	2009	2008
	$	$
Net income (loss)	402,966	730,327
Interest expense	41,120	206,750
Income taxes	161,067	166,880
Depreciation	237,217	154,795
Amortization	28,103	12,500
EBITDA	870,473	1,271,252

EBITDA for the three months ended March 31, 2009 totaled $870,473, compared with $1,271,252 for the comparable period in 2008.  The decrease was due to the decrease in the number of battery units sold and increased general and administrative and stock-based compensation expense in 2009.

Three Months Ended March 31, 2009 and 2008

Net sales for the three months ended March 31, 2009 were $11.3 million compared to $17.8 million for the three months ended March 31, 2008, a decrease of 36.5%.  This decrease was largely due to a 22% decrease in the number of battery units sold and a 19% decrease in the average selling price of our battery units.  The 22% decrease in the number of battery units sold was due to decreased orders from our major customers.  The 19% decrease in the average selling price of our battery units was due to a decrease in the average cost of nickel during the three months ended March 31, 2009 compared to the comparable period in 2008.  Net sales during the three months ended March 31, 2008 also included $91,000 from the sale of battery seconds.  No such sales of battery seconds occurred during the three months ended March 31, 2009.

Cost of sales consists of the cost of nickel and other materials.  Costs of sales were $8.9 million the three months ended March 31, 2009 as compared to $15.1 million for the comparable period in 2008.  As a percentage of net sales, cost of sales decreased to 78.8% for the three months ended March 31, 2009 compared to 84.8% for the comparable period in 2008.  This decrease was attributable to a 28% decrease in the average per unit cost of goods sold during three months ended March 31, 2009 as compared to the comparable period in 2008, which was offset by a 19% decrease in the average selling price of our battery units during the three months ended March 31, 2009 over three months ended March 31, 2008. The 28% decrease in the average per unit cost of goods sold resulted from a 65% decrease in the average cost of nickel during the three months ended March 31, 2009 compared to the comparable period in 2008.

Gross profit for the three months ended March 31, 2009 was $2.4 million, or 21.2% of net sales, compared to $2.7 million, or 15.2% of net sales, for the comparable period in 2008. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the three months ended March 31, 2009 is primarily due to a 28% decrease in the average per unit cost of goods sold during three months ended March 31, 2009 as compared to the comparable period in 2008.

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

Selling and distribution costs were $531,000 for the three months ended March 31, 2009 compared to $414,000 for the comparable period in 2008. The increase was primarily due to the expansion of our salesforce.  Our market share decreased attributed to the decreased demand for our products due to the global economic downturn and challenging economic conditions.

General and administrative costs were $1.1 million, or 9.8% of net sales, for the three months ended March 31, 2009, compared to $770,000, or 4.3% of net sales, for the comparable period in 2008. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The increase as a percentage of net sales was primarily due to an increase in personnel and labor costs, which increased $73,000 for the three months ended March 31, 2009 over the comparable period in 2008 due to the expansion of our technician and marketing team to expand our market share and $130,000 in stock based compensation charges in the three months ended March 31, 2009.  We anticipate our general and administrative expenses to continue to increase modestly on an absolute dollar basis as a result of additional legal, accounting and other related costs from becoming a public reporting company.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $33,000 and $505,000, respectively, in the three months ended March 31, 2009 and 2008, a decrease of 93.5%, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.  We currently engage in currency hedging, due to which we experienced an $88,000 loss on the fair value of our currency forwards in the three months ended March 31, 2009 compared to a $29,000 gain on the fair value of our currency forwards in the three months ended March 31, 2008.

Interest expense was $41,000 for the three months ended March 31, 2009, as compared to $207,000 for the comparable period in 2008. The decrease was primarily due to lower borrowing levels. We decreased our borrowings by approximately $3.3 million in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $67,000, for the three months ended March 31, 2009, as compared to $105,000 for the three months ended Mach 31, 2008, a decrease of 37.1%. The decrease was due to a $13,000 decrease in bank interest income, an $11,000 decrease in other interest income and a $14,000 increase in sundry income.

During the three months ended March 31, 2009, we recorded a provision for income taxes of $161,000, as compared to $167,000 for the comparable period in 2008.  The decrease was a result of an increase in our net taxable income, partially offset by an increase in our tax rate.

Net income for the three months ended March 31, 2009 was $403,000, compared to net income of $730,000 for the comparable period in 2008.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing.  As of March 31, 2009, we had in place general banking facilities with four financial institutions aggregating $23.2 million.  The maturity of these facilities is generally up to one year.  The facilities are subject to annual review and approval.  These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type.  However, these covenants do not have any impact on our ability to undertake additional debt or equity financing.  Interest rates are generally based on the banks’ reference lending rates.  No significant commitment fees are required to be paid for the banking facilities.  As of March 31, 2009, we had utilized approximately $11.5 million under such general credit facilities and had available unused credit facilities of $11.7 million.

On November 2, 2007, upon the closing of a private placement, we received gross proceeds of $3.12 million in a private placement transaction (the “Private Placement”).  Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 2,836,364 shares of Common Stock at $1.10 per share.  We filed a registration statement covering the common stock sold in the Private Placement. For its services in connection with the Share Exchange and as placement agent, the placement agent received an aggregate commission equal to 10% of the gross proceeds from the Private Placement, in addition to $30,000 in connection with the execution of the Exchange Agreement and a $40,000 success fee for the Share Exchange, for an aggregate amount fee of $382,000.

For the three months ended March 31, 2009, net cash provided by operating activities was approximately $3.7 million, as compared to $306,000 for the comparable period in 2008. The increase in net cash provided by operating activities is primarily attributable to a decrease in inventory levels.

Net cash used in investing activities was $560,000 for the three months ended March 31, 2009 compared to $451,000 for the comparable period in 2008. The increase of cash used in investing activities was primarily attributable to the acquisition of plant and equipment.

Net cash used in financing activities was $3.8 million for the three months ended March 31, 2009 as compared to net cash provided by financing activities of $334,000 for the comparable period in 2008.  The increase in net cash used in financing activities was attributable to the repayment of bank borrowings in the three months ended March 31, 2009.

For the three months ended March 31, 2009, our inventory turnover was 8.3 times, as compared to 5.5 times at March 31, 2008. The average days outstanding of our accounts receivable at March 31, 2009 were 64 days, as compared to 80 days at March 31, 2008. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $1.0 million.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, , which requires enhanced disclosures about an entity’s derivatives and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only provides for additional disclosure requirements, management assessed that there will be no impact on the results of operations and financial position.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 75% of our sales are made in U.S. Dollars. During the three months ended March 31, 2009, the exchange rate of the RMB to the U.S. Dollar decreased approximately 0.02% from the level at the end of December 31, 2008. This fluctuation resulted in a slight increase in our material costs during the three months ended March 31, 2009. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affect the value of its US dollar receivables and sales. At March 31, 2009, the Company had a series of currency forwards totaling a notional amount US$4,000,000 expiring from April 2009 to July 2009. The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses. We experienced $88,000 loss in the value of currency forwards in the three months ended March 31, 2009 as compared to a $29,000 gain on currency forwards during the comparable period in 200

Country Risk

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

10.1	Employment Offer Letter dated as of January 22, 2009 with Henry Ngan.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Hong Kong Highpower Technology, Inc.

Dated: May 13, 2009	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	Henry Ngan
	By:	Henry Ngan
	Its:	Chief Financial Officer