Form 10-Q
period 2009-06-30
Hong Kong Highpower Technology, Inc.
filed 2009-08-13
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The registrant had 13,562,596 shares of common stock, par value $0.0001 per share, outstanding as of August 11, 2009.

HONG KONG HIGHPOWER TECHNOLOGY, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

Part I. Financial Information

Item 1. Financial Statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets :
Cash and cash equivalents	1,321,072	4,175,780
Restricted cash	4,119,107	4,845,478
Accounts receivable	9,723,528	8,765,593
Notes receivable	577,699	429,815
Prepaid expenses and other receivables – Note 8	3,513,894	1,732,709
Deferred charges – Stock-based compensation – Note 9	-	216,667
Inventories – Note 10	7,870,800	11,208,697

Total Current Assets	27,126,100	31,374,739
Deferred tax assets – Note 6	124,365	104,556
Plant and equipment, net – Note 11	9,014,536	7,778,477
Leasehold land, net – Note 12	3,018,289	3,050,510
Intangible asset, net – Note 13	875,000	900,000
Currency forward – Note 7	7,333	116,157

TOTAL ASSETS	40,165,623	43,324,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Non-trading foreign currency derivatives liabilities	65,487	293,830
Accounts payable	9,243,613	8,306,123
Other payables and accrued liabilities – Note 14	6,735,102	3,139,275
Income taxes payable	333,799	476,330
Bank borrowings – Note 15	5,644,282	14,829,228

Total Current Liabilities	22,022,283	27,044,786

COMMITMENTS AND CONTINGENCIES – Note 17

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2009 –13,562,596 shares (2008 –13,562,596 shares)	1,356	1,356
Additional paid-in capital	5,048,194	5,048,194
Accumulated other comprehensive income	2,087,155	1,595,091
Retained earnings	11,006,635	9,635,012

TOTAL STOCKHOLDERS’ EQUITY	18,143,340	16,279,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	40,165,623	43,324,439

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPENHENSIVE INCOME
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	15,445,484	19,021,476	26,755,289	36,853,038
Cost of sales	(12,371,676)	(15,646,609)	(21,285,385)	(30,769,873)

Gross profit	3,073,808	3,374,867	5,469,904	6,083,165
Depreciation – Notes 2 and 11	(68,075)	(31,285)	(119,189)	(80,656)
Selling and distribution costs	(580,458)	(547,697)	(1,111,807)	(961,720)
General and administrative costs, including stock-based compensation	(1,046,340)	(1,571,405)	(2,149,262)	(2,341,101)
Loss on exchange rate difference	(22,865)	(330,788)	(55,589)	(835,675)

Income from operations	1,356,070	893,692	2,034,057	1,864,013
Change in fair value of currency forwards – Note7	(21,510)	-	(109,623)	29,102
Change in fair value of warrants – Note 5	-	(71,250)	-	(71,250)
Other income – Note 3	21,774	120,120	88,589	224,654
Interest expenses – Note 4	(39,377)	(194,017)	(80,497)	(400,767)
Other expenses - Note 5	(119,549)	-	(171,085)	-

Income before taxes	1,197,408	748,545	1,761,441	1,645,752
Income taxes – Note 6	(228,752)	(64,298)	(389,819)	(231,178)

Net income for the period	968,656	684,247	1,371,622	1,414,574

Other comprehensive income
- Foreign currency translation gain	456,215	516,654	492,064	748,739

Comprehensive income	1,424,871	1,200,901	1,863,686	2,163,313

Earnings per share of common stock
- Basic and diluted	0.07	0.05	0.10	0.11
- Diluted	0.07	0.05	0.10	0.11

Weighted average number of shares of common stock outstanding
- Basic	13,762,217	12,899,560	13,651,389	12,849,203
- Diluted	13,812,547	12,906,483	13,703,889	12,852,665

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	1,371,622	1,414,574
Adjustments to reconcile net income to net cash provided by operating activities :
Amortization of intangible asset	25,000	25,000
Amortization of leasehold land	31,331	-
Bad debts written off	-	1,258
Depreciation	424,007	345,674
Change in fair value of currency forwards	109,623	(29,102)
Loss on disposal of plant and equipment	6,834	17,551
Share based payment	216,667	114,584

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(850,943)	4,209,356
Notes receivable	(146,046)	90,315
Deposit, prepaid expenses and other receivables	(1,743,845)	(2,761,398)
Inventories	3,451,450	(4,701,466)
Increase (decrease) in -
Accounts payable	835,955	1,973,774
Other payables and accrued liabilities	3,532,852	1,127,082
Income taxes payable	(165,841)	226,163

Net cash flows provided by operating activities	7,098,666	2,053,365

Cash flows from investing activities
Acquisition of plant and equipment	(1,569,989)	(1,935,077)
Deposit paid for acquisition of machinery	-	-

Net cash flows used in investing activities	(1,569,989)	(1,935,077)

Cash flows from financing activities
Proceeds from issuance of common stock	-	1,963,067
Proceeds from new short-term bank loans	2,626,113	-
Repayment of short-term bank loans	-	(1,423,993)
Repayment from other loans	(11,936,980)	2,475,343
Net (repayment) advancement of other bank borrowings	-	(670,659)
Increase (Decrease) in restricted cash	779,112	(1,026,983)

Net cash flows (used in) provided by financing activities	(8,531,755)	1,316,775

Net (decrease) increase in cash and cash equivalents	(3,003,078)	1,435,063
Effect of foreign currency translation on cash and cash equivalents	148,370	75,279
Cash and cash equivalents - beginning of period	4,175,780	1,489,262

Cash and cash equivalents - end of period	1,321,072	2,999,604
(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in US Dollars)

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
	$	$
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	80,497	400,767
Income taxes	-	5,015

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

In January 2008, HKHTC invested $749,971 in HZ Highpower Technology Co., Ltd. (“HZ Highpower”). HZ Highpower is a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as of June 30, 2009.

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

(a)	Comparative amounts

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

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the six months ended June 30, 2009 and 2008 are as follows:

	2009	2008

Company A	22%	22%
Company B	13%	*
* Less than 10%

	35%	22%

Details of the accounts receivable from the customers with the largest receivable balances at June 30, 2009 and 2008 are as follows:

	Percentage of accounts receivable
	June 30,	June 30,
	2009	2008

Company A	24%	40%
Company B	11%	32%
Largest receivable balances	35%	72%

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of six months or less.

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

The Company did not experience any bad debts during the six months ended June 30, 2009 and 2008.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the six months ended June 30, 2009 and 2008, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $18,831 and $208,052 for the six months ended June 30, 2009 and 2008 respectively. Generally, waste materials on hand at the end of a year are nominal.

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

There was no impairment of long-lived assets for the six months ended June 30, 2009 and 2008.

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

Advertising and promotion expenses, which are included in selling and distribution costs, were not material for the six months ended June 30, 2009 and 2008.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Foreign currency translation (continued)

	June 30, 2009	June 30,2008

Quarter end RMB : US$ exchange rate	6.8186	6.8670
Average quarterly RMB : US$ exchange rate	6.8535	7.0225

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

Stock-based compensation expense was $216,667 and Nil and for the six months ended June 30, 2009 and 2008, respectively.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 160 on our unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No.161 will have a material impact on the unaudited condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.           Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, SFAS No. 165 sets forth; (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Management has evaluated the period beginning July 1, 2009 through August 13, 2009, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the unaudited condensed consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  Additionally, this FSP amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  These disclosures are required for interim reporting periods ending after June 15, 2009.  The adoption of FSP No. FAS 107-1 and APB No. 28-1 did not have a material impact to the unaudited condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No.  140”.  SFAS No. 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date.  Management does not expect the adoption of SFAS No. 166 will have a material impact to the unaudited condensed consolidated financial statements,

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009.  This statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles.  The Codification does not replace or affect guidance issued by the SEC or its staff.  After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.  Management is currently evaluating the impact of adopting SFAS No. 168 on the Company’s unaudited condensed consolidated financial statements.

 HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.           Other income

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Bank interest income	7,627	41,032	32,769	79,045
Gain on forward contract	-	11,092	-	11,092
Other interest income	-	6,501	-	17,218
Sundry income	14,147	61,495	55,820	117,299

	21,774	120,120	88,589	224,654

4.	Interest expenses

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on trade related bank loan	35,203	164,479	63,403	348,460
Interest on short-term bank loans	4,174	29,538	17,094	52,307

	39,377	194,017	80,497	400,767

5.	Other expenses

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Foreign exchange contract expenses	119,549	-	171,085	-

	119,549	-	171,085	-

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes

The components of the provision for income taxes are:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

PRC income taxes	238,382	17,937	408,380	288,118

Deferred tax benefit	(9,630)	46,361	(18,489)	(56,940)

	228,752	64,298	389,819	231,178

The major components of deferred tax recognized in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 are as follows:

	At of
	June 30,	December 31,
	2009	2008
	$	$
	(Unaudited)	(Audited)

Temporary difference on:
Reorganization of expenses	(109,134)	(93,300)
Accelerated tax depreciation on intangible asset	(15,231)	(11,256)

Deferred tax assets, net	(124,365)	(104,556)

Presented in the balance sheet:
Net deferred tax assets	(124,365)	(104,556)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of June 30, 2009, no liability for unrecognized tax benefits was required to be recorded.

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

	At of
	June 30,	December 31,
	2009	2008
	$	$
	(Unaudited)	(Audited)

Currency forwards (notional amount $4 million), consisting of a put and a call	7,333	116,157

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At June 30, 2009, the Company had a series of currency forwards totaling a notional amount US$1,000,000 expiring from April 2009 to July 2009.

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Foreign exchange contracts, net
Loss recognized in Other expenses, net	119,549	-	171,085	-

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

8.	Prepaid expenses and other receivables

	At of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Purchase deposits paid	1,534,596	88,459
Advance to staff	213,278	143,595
Other deposits and prepayments	39,094	495,325
Other receivables	1,726,926	1,005,330

	3,513,894	1,732,709

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Deferred charges – Stock-based compensation

	At of
	June 30	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Cost
Stock-based compensation – consulting fee	520,000	520,000

Accumulated amortization	520,000	303,333

Net	-	216,667

Amortization expenses included in general and administrative costs for the six months ended June 30, 2009 and 2008 were $216,667 and $43,334 respectively.

The Company is amortizing the $520,000 cost of stock-based compensation over a period of one year on the straight line basis.

10.	Inventories

	At of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Raw materials	2,104,424	1,708,431
Work in progress	1,734,580	1,434,517
Finished goods	4,015,399	8,049,138
Packing materials	16,397	16,611

	7,870,800	11,208,697

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Plant and equipment

	At of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Cost
Furniture, fixtures and office equipment	729,518	598,496
Leasehold improvement	1,299,012	712,120
Machinery and equipment	8,872,944	8,155,270
Motor vehicles	504,024	476,910

	11,405,498	9,942,796

Accumulated depreciation
Furniture, fixtures and office equipment	294,102	235,613
Leasehold improvement	-	220,746
Machinery and equipment	1,830,415	1,486,624
Motor vehicles	266,445	221,336

	2,390,962	2,164,319

Net
Furniture, fixtures and office equipment	435,416	362,883
Leasehold improvement	1,299,012	491,374
Machinery and equipment	7,042,529	6,668,646
Motor vehicles	237,579	255,574

	9,014,536	7,778,477

The components of depreciation charged are:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Included in factory overheads	118,715	159,594	304,818	265,018
Included in operating expenses	68,075	37,285	119,189	80,656

	186,790	196,879	424,007	345,674

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Leasehold land

	At of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Cost	3,112,765	3,112,765

Accumulated amortization	(94,476)	(62,255)

Net	3,018,289	3,050,510

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

13.	Intangible asset

	At of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(125,000)	(100,000)

Net	875,000	900,000

Amortization expenses included in selling and distribution costs for the six months ended June 30, 2009 and 2008 was $25,000.

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

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the six months ended June 30, 2009, the Company recorded a total of approximately $98,946 as royalty expense, which was included in selling and distribution costs in the statement of operations. At June 30, 2009, accrued royalty fees payable was $922,238 (see Note 14).

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

14.	Other payables and accrued liabilities

	At of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Accrued expenses	1,252,783	1,072,331
Royalty payable	922,238	1,540,900
Sales deposits received	4,533,234	388,261
Value-added tax payables	-	105,833
Other payables	26,847	31,950

	6,735,102	3,139,275

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Bank borrowings

	At of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Secured:
Repayable within one year
Short term bank loans	1,851,367	2,969,939
Other trade related bank loans	3,792,915	11,859,289

	5,644,282	14,829,228

As of June 30, 2009, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $4,119,107 which is included in restricted cash on the Balance sheet;

(b)	personal guarantee executed by the directors of the Company;

(c)	the legal charge over leasehold land with carrying amount $3,018,289 (see Note 12); and

(d)	other financial covenant

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $11,732,692. The Company was in compliance with this requirement at June 30, 2009.

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at June 30, 2009 ranged from 6.5% to 8%.

The interest rates of short term bank loans were at 4.86% per annum at June 30, 2009.

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. Total pension cost was $258,228 and $48,840 for the six months ended June 30, 2009 and 2008, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2009 are as follows:

Period ending June 30,	$

2009	276,097
2010	235,653

511,750

Rent expenses for the six months ended June 30, 2009 and 2008 were $475,375 and $292,506 respectively.

Capital commitments

The Company has the following capital commitments as of June 30, 2009:

$

Purchase of plant and equipment	187,526

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

At of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Bills discounted	-	-

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Segment Information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS 131, “ Disclosures about Segments of an Enterprise and Related Information ”.

Long-lived assets of the Company are located in PRC.  Geographic information about the revenues and accounts receivable which are classified based on the location of the customers is set out as follows:

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
	$	$
Net revenue
Hong Kong and China	12,157,121	13,346,458
Asia	1,573,266	2,719,708
Europe	9,002,647	15,306,697
North America	3,818,465	5,187,455
South America	41,911	159,329
Others	161,879	133,391

	26,755,289	36,853,038

	At of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Accounts receivable
Hong Kong and China	5,009,263	5,012,471
Asia	626,535	169,376
Europe	2,472,255	2,695,166
North America	85,628	875,022
South America	1,519,566	13,558
Others	10,281	-

	9,723,528	8,765,593

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Hong Kong Highpower Technology, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Co., Ltd. (referred to herein as “HKHT”), and HKHT’s wholly-owned subsidiaries Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”) and Springpower Technology (Shenzhen) Co., Ltd. (“Springpower”). HKHT’s other subsidiary, HZ Highpower Technology Co. (“HZ Highpower”) has not yet commenced operations.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only supplementally. EBITDA is calculated as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$
Net income (loss)	968,656	684,247	1,371,622	1,414,574
Interest expense	39,377	194,047	80,497	400,767
Income taxes	228,752	64,298	389,819	231,178
Depreciation	186,790	190,879	424,007	345,674
Amortization	114,731	71,398	273,888	99,462-
EBITDA	1,538,306	1,204,869	2,539,833	2,491,655

EBITDA for the three months ended June 30, 2009 totaled $1,538,306, compared with $1,204,869 for the comparable period in 2008.  The increase was due to increase in the number of battery units sold and increased stock-based compensation expense in 2009.

EBITDA for the six months ended June 30, 2009 totaled $2,539,833, compared with $2,491,655 for the comparable period in 2008.  The increase was due to increase in the number of battery units sold and increase stock-based compensation expense in 2009.

Three Months Ended June 30, 2009 and 2008

Net sales for the three months ended June 30, 2009 were $15.4 million compared to $19.0 million for the three months ended June 30, 2008, a decrease of 18.8%.  This decrease was largely due to a 0.7% increase in the number of battery units sold and a 19.5% decrease in the average selling price of our battery units.  The 0.7% increase in the number of battery units sold was due to increased orders from our major customers.  The 19.5% decrease in the average selling price of our battery units was due to a decrease in the average cost of nickel during the three months ended June 30, 2009 compared to the comparable period in 2008.  Net sales during the three months ended June 30, 2008 also included $148,052 from the sale of battery seconds.  No such sales of battery seconds occurred during the three months ended June 30, 2009.

Cost of sales consists of the cost of nickel and other materials.  Costs of sales were $12.4 million the three months ended June 30, 2009 as compared to $15.6 million for the comparable period in 2008.  As a percentage of net sales, cost of sales decreased to 80.1% for the three months ended June 30, 2009 compared to 82.3% for the comparable period in 2008.  This decrease was attributable to a 22% decrease in the average per unit cost of goods sold during three months ended June 30, 2009 as compared to the comparable period in 2008, which was offset by a 19.5% decrease in the average selling price of our battery units during the three months ended June 30, 2009 over three months ended June 30, 2008. The 22% decrease in the average per unit cost of goods sold resulted from a 50% decrease in the average cost of nickel during the three months ended June 30, 2009 compared to the comparable period in 2008.

Gross profit for the three months ended June 30, 2009 was $3.1 million, or 19.9% of net sales, compared to $3.4 million, or 17.7% of net sales, for the comparable period in 2008. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the three months ended June 30, 2009 is primarily due to a 22% decrease in the average per unit cost of goods sold during three months ended June 30, 2009 as compared to the comparable period in 2008.

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

Selling and distribution costs were $580,000 for the three months ended June 30, 2009 compared to $548,000 for the comparable period in 2008. The increase was primarily due to the expansion of our salesforce.  Our market share remained relatively flat attributable to the decreased demand for our products due to the global economic downturn and challenging economic conditions.

General and administrative costs were $1.0 million, or 6.8% of net sales, for the three months ended June 30, 2009, compared to $1.6 million, or 8.3% of net sales, for the comparable period in 2008. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The decrease as a percentage of net sales was primarily due to a decrease in personnel and labor costs, which decreased $124,500 for the three months ended June 30, 2009 over the comparable period in 2008 due to the reduction of our indirect staff to cut indirect cost , which was offset by an increase in stock based compensation charges in the three months ended June 30, 2009.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $23,000 and $331,000, respectively, in the three months ended June 30, 2009 and 2008, a significant decrease in losses, due to the slower devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.  We currently engage in currency hedging, due to which we experienced a $21,000 loss on the fair value of our currency forwards in the three months ended June 30, 2009 compared to $nil in the three months ended June 30, 2008.

Interest expense was $39,000 for the three months ended June 30, 2009, as compared to $194,000 for the comparable period in 2008. The decrease was primarily due to lower borrowing levels. We decreased our borrowings by approximately $11.2 million in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $22,000, for the three months ended June 30, 2009, as compared to $120,000 for the three months ended June 30, 2008. The decrease was due to a $33,000 decrease in bank interest income, an $11,000 decrease in other interest income, a $7,000 decrease in other interest income and a $47,000 increase in sundry income.

During the three months ended June 30, 2009, we recorded a provision for income taxes of $229,000, as compared to $64,000 for the comparable period in 2008.  The increase was a result of an increase in our net taxable income, partially offset by an increase in our tax rate.

Net income for the three months ended June 30, 2009 was $696,000, compared to net income of $684,000 for the comparable period in 2008.

Six Months Ended June 30, 2009 and 2008

Net sales for the six months ended June 30, 2009 were $26.8 million compared to $36.9 million for the six months ended June 30, 2008, a decrease of 27%.  This decrease was largely due to a 10% decrease in the number of battery units sold and a 19% decrease in the average selling price of our battery units.  The 10% decrease in the number of battery units sold was due to decreased orders from our major customers.  The 19% decrease in the average selling price of our battery units was due to a decrease in the average cost of nickel during the six months ended June 30, 2009 compared to the comparable period in 2008.  Net sales during the six months ended June 30, 2008 also included $208,052 from the sale of battery seconds.  No such sales of battery seconds occurred during the six months ended June 30, 2009.

Cost of sales consists of the cost of nickel and other materials.  Costs of sales were $21.3 million the six months ended June 30, 2009 as compared to $30.8 million for the comparable period in 2008.  As a percentage of net sales, cost of sales decreased to 79.6% for the six months ended June 30, 2009 compared to 83.5% for the comparable period in 2008.  This decrease was attributable to a 22% decrease in the average per unit cost of goods sold during six months ended June 30, 2009 as compared to the comparable period in 2008, which was offset by a 19% decrease in the average selling price of our battery units during the six months ended June 30, 2009 over six months ended June 30, 2008. The 22% decrease in the average per unit cost of goods sold resulted from a 50% decrease in the average cost of nickel during the six months ended June 30, 2009 compared to the comparable period in 2008.

Gross profit for the six months ended June 30, 2009 was $5.5 million, or 20.4% of net sales, compared to $6.1 million, or 16.5% of net sales, for the comparable period in 2008. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the six months ended June 30, 2009 is primarily due to a 22% decrease in the average per unit cost of goods sold during six months ended June 30, 2009 as compared to the comparable period in 2008.

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

Selling and distribution costs were $1.1 million for the six months ended June 30, 2009 compared to $962,000 for the comparable period in 2008. The increase was primarily due to the expansion of our salesforce.  Our market share remained relatively flat attributable to the decreased demand for our products due to the global economic downturn and challenging economic conditions.

General and administrative costs were $2.1 million, or 7.8% of net sales, for the six months ended June 30, 2009, compared to $2.3 million, or 6.3% of net sales, for the comparable period in 2008. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The increase as a percentage of net sales was primarily due to an increase in personnel and labor costs, which increased $62,000 for the six months ended June 30, 2009 over the comparable period in 2008 due to the expansion of our technician and marketing team to expand our market share and a increase of $173,333 in stock based compensation charges in the six months ended June 30, 2009.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $56,000 and $836,000, respectively, in the six months ended June 30, 2009 and 2008, a significant decrease in losses, due to the slower devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.  We currently engage in currency hedging, due to which we experienced an $110,000 loss on the fair value of our currency forwards in the six months ended June 30, 2009 compared to a gain of $29,000 in the six months ended June 30, 2008.

Interest expense was $80,000 for the six months ended June 30, 2009, as compared to $401,000 for the comparable period in 2008. The decrease was primarily due to lower borrowing levels. We decreased our borrowings by approximately $11.2 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $89,000, for the six months ended June 30, 2009, as compared to $225,000 for the six months ended June 30, 2008. The decrease was due to a $46,000 decrease in bank interest income, an $11,000 decrease in other interest income, a $17,000 decrease in other interest income and a $61,000 increase in sundry income.

During the six months ended June 30, 2009, we recorded a provision for income taxes of $390,000, as compared to $231,000 for the comparable period in 2008.  The increase was a result of an increase in our net taxable income, partially offset by an increase in our tax rate.

Net income for the six months ended June 30, 2009 was $1.4 million, compared to net income of $1.4 million for the comparable period in 2008.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing.  As of June 30, 2009, we had in place general banking facilities with four financial institutions aggregating $23.2 million.  The maturity of these facilities is generally up to one year.  The facilities are subject to annual review and approval.  These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type.  However, these covenants do not have any impact on our ability to undertake additional debt or equity financing.  Interest rates are generally based on the banks’ reference lending rates.  No significant commitment fees are required to be paid for the banking facilities.  As of June 30, 2009, we had utilized approximately $5.6 million under such general credit facilities and had available unused credit facilities of $17.6 million.

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

For the six months ended June 30, 2009, net cash provided by operating activities was approximately $7.1 million, as compared to $2.1 million for the comparable period in 2008. The increase in net cash provided by operating activities is primarily attributable to a decrease in inventory levels and an increase in payables.

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2009 compared to $1.9 million for the comparable period in 2008. The decrease of cash used in investing activities was primarily attributable to a slight decrease in the amount of acquisition of plant and equipment.

Net cash used in financing activities was $8.5 million for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $1.6 million for the comparable period in 2008.  The different in net cash used in financing activities was attributable to the repayment of bank borrowings in the six months ended June 30, 2009.

For the six months ended June 30, 2009, our inventory turnover was 8.2 times, as compared to 3.9 times at June 30, 2008. The average days outstanding of our accounts receivable at June 30, 2009 were 54 days, as compared to 58 days at June 30, 2008. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $0.5 million.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 75% of our sales are made in U.S. Dollars. During the six months ended June 30, 2009, the exchange rate of the RMB to the U.S. Dollar decreased approximately 0.05% from the level at the end of December 31, 2008. This fluctuation resulted in a slight increase in our material costs during the three months ended June 30,, 2009. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. At June 30, 2009, the Company had a series of currency forwards totaling a notional amount US$1,000,000 expiring from April 2009 to July 2009. The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses. We experienced a $21,000 and $110,000 loss in the value of currency forwards in the three and six months ended June 30, 2009, respectively, as compared to a $nil during the comparable periods in 2008.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2009.

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

Hong Kong Highpower Technology, Inc.

Dated: August 13, 2009	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	Henry Ngan
	By:	Henry Ngan
	Its:	Chief Financial Officer