Form 10-Q
period 2009-09-30
Hong Kong Highpower Technology, Inc.
filed 2009-11-12
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The registrant had 13,562,597 shares of common stock, par value $0.0001 per share, outstanding as of November 11, 2009.

HONG KONG HIGHPOWER TECHNOLOGY, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2009
INDEX

Part I. Financial Information

Item 1. Financial Statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	7,203,175	4,175,780
Restricted cash	4,552,798	4,845,478
Accounts receivable	11,260,286	8,765,593
Notes receivable	400,876	429,815
Prepaid expenses and other receivables – Note 8	4,191,720	1,732,709
Deferred charges – Stock-based compensation – Note 9	-	216,667
Inventories – Note 10	10,437,454	11,208,697

Total Current Assets	38,046,309	31,374,739
Deferred tax assets – Note 6	137,400	104,556
Plant and equipment, net – Note 11	9,962,416	7,778,477
Leasehold land, net – Note 12	3,002,530	3,050,510
Intangible asset, net – Note 13	862,500	900,000
Currency forward – Note 7	-	116,157

TOTAL ASSETS	52,011,155	43,324,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Non-trading foreign currency derivatives liabilities	5,335	293,830
Accounts payable	15,152,492	8,306,123
Other payables and accrued liabilities – Note 14	9,067,162	3,139,275
Income taxes payable	812,688	476,330
Bank borrowings – Note 15	6,495,909	14,829,228

Total Current Liabilities	31,533,586	27,044,786

COMMITMENTS AND CONTINGENCIES – Note 17

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

STOCKHOLDERS’ EQUITY
Preferred stock
Par value: US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2009 – 13,562,597 shares (2008 - 13,562,596 shares)	1,356	1,356
Additional paid-in capital	5,048,194	5,048,194
Accumulated other comprehensive income	1,987,709	1,595,091
Retained earnings	13,440,310	9,635,012

TOTAL STOCKHOLDERS’ EQUITY	20,477,569	16,279,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	52,011,155	43,324,439

See notes to condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	21,056,149	20,473,472	47,811,438	57,326,510
Cost of sales	(15,835,110)	(16,961,664)	(37,120,495)	(47,731,537)

Gross profit	5,221,039	3,511,808	10,690,943	9,594,973
Depreciation	(50,120)	(49,792)	(169,309)	(130,448)
Selling and distribution costs	(767,194)	(799,666)	(1,879,001)	(1,761,386)
General and administrative costs, including stock-based compensation	(1,464,392)	(1,915,367)	(3,613,654)	(4,256,468)
Loss on exchange rate difference	(6,813)	(159,310)	(62,402)	(994,985)

Income from operations	2,932,520	587,673	4,966,577	2,451,686
Change in fair value of currency forwards – Note 3	(7,483)	-	(117,106)	29,102
Change in fair value of warrants – Note 4	-	(204,750)	-	(276,000)
Other income – Note 3	289,843	101,179	378,432	325,833
Interest expenses – Note 4	(199,125)	(159,063)	(279,622)	(559,830)
Other expenses – Note 5	(52,878)	-	(223,963)	-

Income before taxes	2,962,877	325,039	4,724,318	1,970,791
Income taxes – Note 6	(529,201)	(35,683)	(919,020)	(266,861)

Net income for the period	2,433,676	289,356	3,805,298	1,703,930

Other comprehensive income
- Foreign currency translation gain	(99,446)	109,161	392,618	857,900

Comprehensive income	2,334,230	398,517	4,197,916	2,561,830

Earnings per share of common stock
- Basic	0.18	0.02	0.28	0.13

- Diluted	0.18	0.02	0.28	0.13

Weighted average common shares outstanding
- Basic	13,562,597	13,562,596	13,621,466	13,088,737

- Diluted	13,612,097	13,615,096	13,673,966	13,108,644

See notes to condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
	Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	3,805,298	1,703,930
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Amortization of intangible asset	37,500	37,500
Amortization of leasehold land	47,073	-
Bad debts written off	58,407	4,445
Depreciation	648,681	548,884
Change in fair value of currency forwards	117,106	(29,102)
Change in fair value of warrants	-	276,000
Loss on disposal of plant and equipment	24,713	43,704
Stock based compensation	216,667	173,333

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(2,440,816)	5,859,341
Notes receivable	31,136	332,982
Deposit, prepaid expenses and other receivables	(2,421,799)	(1,381,578)
Inventories	900,504	(954,510)
Increase (decrease) in -
Accounts payable	6,723,770	(3,361,758)
Other payables and accrued liabilities	5,861,389	1,029,025
Income tax payable	298,038	1,159,544

Net cash flows provided by operating activities	13,907,667	5,441,740

Cash flows from investing activities
Acquisition of plant and equipment	(2,757,805)	(2,523,600)
Proceeds from disposal of plant and equipment	-	393

Net cash flows used in investing activities	(2,757,805)	(2,523,207)

Cash flows from financing activities
Proceeds from issuance of common stock	-	1,486,400
Proceeds from / (repayment) new short-term bank loans	3,478,236	(1,437,492)
Repayment of short-term bank loans	(11,956,136)	(5,298,812)
Net advancement of other bank borrowings	-	3,487,980
Decrease in restricted cash	348,706	1,243,154

Net cash flows used in financing activities	(8,129,194)	(518,770)

Net increase in cash and cash equivalents	3,020,668	2,399,763
Effect of foreign currency translation on cash and cash equivalents	6,727	145,593
Cash and cash equivalents - beginning of period	4,175,780	1,489,262

Cash and cash equivalents - end of period	7,203,175	4,034,618
(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Stated in US Dollars)

	Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
	$	$
Supplemental disclosures of cash flow information :
Cash paid for :
Interest	279,622	559,830
Income taxes	620,983	137,530

See notes to condensed consolidated financial statements

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

In January 2008, HKHTC invested $749,971 in HZ Highpower Technology Co., Ltd. (“HZ Highpower”). HZ Highpower is a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as of September 30, 2009.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies

Description of business

The subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd (“HKHTC”)	Hong Kong July 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd (“SZ Highpower”)	PRC October 8, 2002	100%	Manufacturing of batteries

HZ Highpower Technology Co., Ltd (“HZ Highpower”)	PRC January 29, 2008	100%	Inactive

Spring Power Technology (Shenzhen) Co., Ltd (“SZ Spring Power”)	PRC June 4, 2008	100%	Manufacturing of batteries

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

On June 29, 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) for all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change U.S. GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial statements.

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

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008

Company A	21%	22%
Company B	10%	*
* Less than 10%

	31%	22%

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Concentrations of credit risk (Continued)

Details of the accounts receivable from the customers with the largest receivable balances at September 30, 2009 and December 31, 2008 are as follows:

	Percentage of accounts receivable
	September 30,	December 31,
	2009	2008

Company A	24%	17%
Company B	*	14%
Company C	10%	13%
Company D	12%	*
* Less than 10%
Largest receivable balances	46%	44%

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

The Company experienced bad debts during the nine months ended September 30, 2009 and 2008 of $58,407 and $4,445, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the nine months period ended September 30, 2009 and 2008, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $132,662 and $310,110 for the nine months ended September 30, 2009 and 2008, respectively. Generally, waste materials on hand at the end of a year are nominal.

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

Intangible Assets and Long-Lived Assets

FASB Accounting Standard Codification Topic 350 (ASC 850) “Intangibles – Goodwill and Other” (Formerly known as SFAS No. 142, goodwill and Other Intangible Assets (“SFAS 142”)), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Accordingly, the consumer battery license is being amortized over its useful life of 20 years. The Company does not have any goodwill.

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of FASB Accounting Standard Codification Topic 360 (ASC 360) “Property, Plant and Equipment – Overall” (Formerly known as SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets (“SFAS 144”)”). ASC 360 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to ASC 360, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

There was no impairment of long-lived assets for the nine months ended September 30, 2009 and 2008.

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

Advertising and promotion expenses, which are included in selling and distribution costs, were not material for the nine months ended September 30, 2009 and 2008.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FASB Accounting Standard Codification Topic 740 (ASC 740) “Income taxes”, (Formerly known as SFAS No. 109, “Accounting for Income Taxes”). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has also adopted ASC 740, “Income taxes (Formerly known as FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).

Comprehensive income

The Company has adopted FASB Accounting Standard Codification Topic 220 (ASC 220) “Comprehensive income” (Formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

	September 30,
	2009	2008

Quarter end RMB : US$ exchange rate	6.8178	6.8325
Average quarterly RMB : US$ exchange rate	6.8425	6.9566

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

Earnings per share

The Company reports earnings per share in accordance with FASB Accounting Standard Codification Topic 260 (ASC 260) “Earnings Per Share” (Formerly known as SFAS No. 128, “Earnings Per Share”). Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. The weighted average number of shares represents the common stock outstanding during the years, as adjusted retroactively to reflect the November 2007 recapitalization as described at Note 1. As the Company did not have any common stock equivalents during such periods, basic and diluted earnings per share were the same for all periods presented.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB Accounting Standard Codification Topic 718 (ASC 718) “Compensation – Stock Compensation” (Formerly known as SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”)) Under ASC 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

Stock-based compensation expense was $216,667 and $173,333 for the nine months ended September 30, 2009 and 2008, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”) to amend and expand the disclosures about derivatives and hedging activities. The standard requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This standard is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of the Company’s fiscal year, did not have a material impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other income

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Bank interest income	9,748	56,266	42,517	135,311
Gain on forward contract	-	6,049	-	17,141
Government sponsor	210,726	-	210,726	-
Other interest income	-	3,379	-	20,597
Sundry income	69,369	35,485	125,189	152,784

	289,843	101,179	378,432	325,833

4.	Interest expenses

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on trade related bank loan	72,016	128,316	135,419	476,776
Interest on short-term bank loans	127,109	30,747	144,203	83,054

	199,125	159,063	279,622	559,830

5.	Other expenses

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Foreign exchange contract expenses	52,878	-	223,963	-

	52,878	-	223,963	-

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

6.	Income taxes

The components of the provision for income taxes are:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

PRC income taxes	542,205	196,231	950,513	484,349

Deferred tax benefit	(13,004)	(160,548)	(31,493)	(217,488)

	529,201	35,683	919,020	266,861

The major components of deferred tax recognized in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 are as follows:-

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Temporary difference on :-
Recognized of expenses	(120,371)	(93,300)
Accelerated tax depreciation on intangible asset	(17,029)	(11,256)

Deferred tax assets, net	(137,400)	(104,556)

Recognized in the balance sheet:
Net deferred tax assets	(137,400)	(104,556)

Effective January 1, 2008, the Company adopted FASB Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes” (Formerly known as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48)). ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of ASC 740 did not have a material effect on the Company’s financial statements. As of September 30, 2009, no liability for unrecognized tax benefits was required to be recorded.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

7.	Risk Management Activities, Including Derivative

The Company selectively uses foreign currency forward contracts to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions. The terms of these derivative contracts are generally for 3 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses attributable to certain third party and intercompany financial assets and liabilities with similar terms. The net gains and losses attributable to these activities are included in the Statement of comprehensive income, net.

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Currency forwards (notional amount $Nil million), consisting of a put and a call	-	116,157

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At September 30, 2009, the Company did not have a series of currency forwards.

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Foreign exchange contracts, net
Gains recognized in Other income, net	-	6,049	-	17,141

Gains recognized in Other expenses, net	52,878	-	223,963	-

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

8.	Prepaid expenses and other receivables

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Purchase deposits paid	820,272	88,459
Advance to staff	177,044	143,595
Other deposits and prepayments	1,652,560	495,325
Value-added tax prepayment	55,434	-
Other receivables	1,486,410	1,005,330

	4,191,720	1,732,709

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Deferred charges – Stock-based compensation

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Cost
Stock-based compensation – consulting fee	520,000	520,000

Accumulated amortization	(520,000)	(303,333)

Net	-	216,667

Amortization expenses included in general and administrative costs for the nine months ended September 30, 2009 and 2008 was $216,667 and $173,333, respectively.

The Company is amortizing the $520,000 cost of stock-based compensation over a period of one year on the straight line basis.

10.	Inventories

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Raw materials	3,422,253	1,708,431
Work in progress	2,217,019	1,434,517
Finished goods	4,776,247	8,049,138
Consumables	-	16,611
Packing materials	21,935	-
	10,437,454	11,208,697

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Plant and equipment

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Cost
Furniture, fixtures and office equipment	821,763	598,496
Leasehold improvement	2,792,408	712,120
Machinery and equipment	8,275,015	8,155,270
Motor vehicles	692,632	476,910

	12,581,818	9,942,796

Accumulated depreciation
Furniture, fixtures and office equipment	326,918	235,613
Leasehold improvement	-	220,746
Machinery and equipment	2,002,479	1,486,624
Motor vehicles	290,005	221,336

	2,619,402	2,164,319

Net
Furniture, fixtures and office equipment	494,845	362,883
Leasehold improvement	2,792,408	491,374
Machinery and equipment	6,272,536	6,668,646
Motor vehicles	402,627	255,574

	9,962,416	7,778,477

The components of depreciation charged are:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Included in factory overheads	174,554	194,795	479,372	459,813
Included in operating expenses	50,120	49,792	169,309	130,448

	224,674	244,587	648,681	590,261

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Leasehold land

	At of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Cost	3,112,765	3,112,765

Accumulated amortization	(110,235)	(62,255)

Net	3,002,530	3,050,510

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

13.	Intangible asset

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(137,500)	(100,000)

Net	862,500	900,000

Amortization expenses included in selling and distributing costs for the nine months period ended September 30, 2009 and 2008 were $37,500 and $37,500, respectively.

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

On August 8, 2008, SZ Highpwer and Ovonic amended the Consumer Battery License Agreement pursuant to which SZ Highpower agreed to pay a total of $112,580, which was to be made in two equal payments of $56,290, one of which was to be made within 15 days of August 8, 2008, and the other within 45 days of August 8, 2008, as royalties for its use of the licensed technology in 2004, 2005 and 2006. Both of these payments were made during 2008 and were recorded as royalty expense in prior years, which was included in selling and distributing costs in the statement of operations.

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2008, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the nine months ended September 30, 2009, the Company recorded a total of approximately $172,501 as royalty expense, which was included in selling and distributing costs in the statement of operations. At September 30, 2009, accrued royalty fees payable was $1,104,915 (see Note 14).

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

14.	Other payables and accrued liabilities

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$

Accrued expenses	1,575,447	1,072,331
Royalty payable	1,104,915	1,540,900
Sales deposits received	6,354,664	388,261
Value-added tax payables	-	105,833
Other payables	32,136	31,950

	9,067,162	3,139,275

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Bank borrowings

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
Secured:
Repayable within one year
Short term bank loans	1,860,969	2,969,939
Other trade related bank loans	4,634,940	11,859,289

	6,495,909	14,829,228

As of September 30, 2009, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $4,552,798 which is included in restricted cash on the Balance Sheet;

(b)	personal guarantee executed by the directors of the Company;

(c)	the legal charge over leasehold land with carrying amount $3,002,530; and

(d)	other financial covenant:-

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $11,734,026. The Company was in compliance with this requirement at September 30, 2009.

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at September 30, 2009 ranged from 5.508% to 6.804%.

The interest rates of short term bank loans were at 6.804% per annum at September 30, 2009.

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. Total pension cost was $365,348 and $334,676 for the nine months ended September 30, 2009 and 2008 respectively.

17.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2009 are as follows:

Year ending September 30	$
2009	172,510
2010	509,952

682,462

Rental expenses for the nine months ended September 30, 2009 and 2008 were $715,663 and $569,438, respectively.

Capital commitments

The Company has the following capital commitments as of September 30, 2009:

$

Purchase of plant and equipment	224,449

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Commitments and contingencies (Continued)

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

Other than as disclosed above, the Company had no other material contractual obligations and had no off-balance sheet guarantees or arrangement or transactions as at September 30, 2009.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Segment Information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting” (Formerly known as SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”).

Long-lived assets of the Company are located in PRC. Geographic information about the revenues and accounts receivable which are classified based on the location of the customers, is set out as follows:

	Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net revenue	$	$

Hong Kong and China	22,082,229	23,619,551
Asia	2,598,107	3,859,153
Europe	15,666,163	20,979,729
North America	7,195,782	8,482,758
South America	41,979	155,278
Africa	61,444	-
Others	165,734	230,041

	47,811,438	57,326,510

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Accounts receivable	$	$

Hong Kong and China	6,532,529	5,012,471
Asia	555,356	169,376
Europe	2,590,347	2,695,166
North America	1,571,780	875,022
South America	10,274	13,558

	11,260,286	8,765,593

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Subsequent Events

We have evaluated significant events and transactions that occurred from October 1, 2009 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Hong Kong Highpower Technology, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Co., Ltd. (referred to herein as “HKHT”), and HKHT’s wholly-owned subsidiaries Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”) and Spring Power Technology (Shenzhen) Co., Ltd. (“Spring Power”). HKHT’s other subsidiary, HZ Highpower Technology Co. (“HZ Highpower”) has not yet commenced operations.

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

Overview

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc. HKHT was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in founded in 2001.  HKHT formed HZ Highpower and Spring Power in 2008.  HZ Highpower has not yet commenced business operations.

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

Income Taxes. We use the asset and liability method of accounting for income taxes pursuant to FASB Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes” (Formerly known as SFAS No. 109, “Accounting for Income Taxes.”) Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have also adopted FASB Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”  (Formerly known as FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”)

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

Net sales for the three months ended September 30, 2009 were $ 21.1 million compared to $20.5 million for the three months ended September 30, 2008, an increase of 2.8%.  This increase was largely due to a 44% increase in the number of battery units sold and $113,831 for the sale of scrap batteries during three months ended September 30, 2009, partially offset by a 29% decrease in the average selling price of our battery units.  The 44% increase in the number of battery units sold was due to increased orders from our major customers.  The 29% decrease in the average selling price of our battery units was due to a decrease in the average cost of nickel during the three months ended September 30, 2009 compared to the comparable period in 2008.

Cost of sales consists of the cost of nickel and other materials.  Costs of sales were $15.8 million the three months ended September 30, 2009 as compared to $17.0 million for the comparable period in 2008.  As a percentage of net sales, cost of sales decreased to 75.2 % for the three months ended September 30, 2009 compared to 82.8% for the comparable period in 2008.  This decrease was attributable to a 35 % decrease in the average per unit cost of goods sold during three months ended September 30, 2009 as compared to the comparable period in 2008, which was offset by a 29% decrease in the average selling price of our battery units during the three months ended September 30, 2009 over three months ended September 30, 2008. The 35% decrease in the average per unit cost of goods sold resulted from a 15% decrease in the average cost of nickel during the three months ended September 30, 2009 compared to the comparable period in 2008.

Gross profit for the three months ended September 30, 2009 was $5.2 million, or 24.8% of net sales, compared to $3.5 million, or 17.2% of net sales, for the comparable period in 2008. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the three months ended September 30, 2009 is primarily due to a 35% decrease in the average per unit cost of goods sold during three months ended September 30, 2009 as compared to the comparable period in 2008.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Li-ion batteries to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future. We engaged many new customers such as LG, Shenzhen JiaYang Battery Co., Ltd for our  Li-ion products. Our current monthly Li-ion battery production increased by 600% during three months ended September 30, 2009 as compared to the comparable period in 2008.

Selling and distribution costs were $767,000 for the three months ended September 30, 2009 compared to $800,000 for the comparable period in 2008. The decrease was primarily due to a decrease of $50,000 in exhibiting expense during three months ended September 30, 2009 as compared to the comparable period in 2008.

General and administrative costs were $1.5 million, or 7.0% of net sales, for the three months ended September 30, 2009, compared to $1.9 million, or 9.4% of net sales, for the comparable period in 2008. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The decrease as a percentage of net sales was primarily due to a decrease in personnel and labor costs, which decreased $120,000 for the three months ended September 30, 2009 over the comparable period in 2008 due to the reduction of our indirect staff to cut indirect cost , and a decrease  in costs associated with the Company’s initial public offering of common stock and listing on the NYSE Amex (formerly the American Stock Exchange), and stock-based compensation expenses,  which decreased $500,000 for the three months ended September 30, 2009 over the comparable period in 2008.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $7,000, and $159,000, respectively, in the three months ended September 30, 2009 and 2008, a significant decrease in losses, due to the slower devaluation of the U.S. Dollar relative to the RMB over the respective periods. Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

Interest expense was $199,000 for the three months ended September 30, 2009, as compared to $159,000 for the comparable period in 2008. The increase was primarily due to higher interest rate. We decreased our borrowings by approximately $6.73 million in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses, government sponsor and sundry income, was $290,000 for the three months ended September 30, 2009, as compared to $ 101,000 for the three months ended September 30, 2008. The increase was due to a $211,000 gain from government sponsor during the three months ended September 30, 2009 and an increase of $34,000 in sundry income for the three months ended September 30, 2009 over the comparable period in 2008, partially offset by a decrease of $47,000 in bank interest income and a $6,000 decrease in gains on forward contracts.

We had other expenses related to foreign exchange contracts of $53,000 in the three months ended September 30, 2009 related to forward contracts.  We had no such expenses in the three months ended September 30, 2008.

During the three months ended September 30, 2009, we recorded a provision for income taxes of $530,000 as compared to $36,000 for the comparable period in 2008.  The increase was a result of an increase in our net taxable income.

Net income for the three months ended September 30, 2009 was $ 2.4 million compared to net income of $289,000 for the comparable period in 2008.

Nine months Ended September 30, 2009 and 2008

Net sales for the nine months ended September 30, 2009 were $ 47.8 million compared to $57.3 million for the nine months ended September 30, 2008, a decrease of 16.6%.  This decrease was largely due to a 23% decrease in the average selling price of our battery units, offset by an 8% increase in the number of battery units sold and $132,662 for the sale of scrap batteries during three months ended September 30, 2009.  The 8% increase in the number of battery units sold was due to increased orders from our major customers.  The 23% decrease in the average selling price of our battery units was due to a decrease in the average cost of nickel during the nine months ended September 30, 2009 compared to the comparable period in 2008.

Cost of sales consists of the cost of nickel and other materials.  Costs of sales were $ 37.1 million for the nine months ended September 30, 2009 as compared to $47.7 million for the comparable period in 2008.  As a percentage of net sales, cost of sales decreased to 77.6% for the nine months ended September 30, 2009 compared to 83.3% for the comparable period in 2008.  This decrease was attributable to a 28% decrease in the average per unit cost of goods sold during nine months ended September 30, 2009 as compared to the comparable period in 2008, which was offset by a 23% decrease in the average selling price of our battery units during the nine months ended September 30, 2009 over nine months ended September 30, 2008. The 28% decrease in the average per unit cost of goods sold resulted from a 30%decrease in the average cost of nickel during the nine months ended September 30, 2009 compared to the comparable period in 2008.

Gross profit for the nine months ended September 30, 2009 was $10.7 million, or 22.4% of net sales, compared to $9.6 million, or 16.7% of net sales, for the comparable period in 2008. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the nine months ended September 30, 2009 is primarily due to a 28% decrease in the average per unit cost of goods sold during nine months ended September 30, 2009 as compared to the comparable period in 2008.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Li-ion batteries as to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future. We engaged many new customers such as LG, Shenzhen JiaYang Battery Co., Ltd for our Li-ion products. Our current monthly Li-ion battery production increased by 1000% during nine months ended September 30, 2009 as compared to the comparable period in 2008.

Selling and distribution costs were $1.9 million for the nine months ended September 30, 2009 compared to $1.8 million for the comparable period in 2008. The increase was primarily due to the expansion of our salesforce.

General and administrative costs were $3.6million, or 7.6 % of net sales, for the nine months ended September 30, 2009, compared to $4.3 million, or 7.4% of net sales, for the comparable period in 2008. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The increase as a percentage of net sales was primarily due to a 16.6% decrease in net sales during nine months ended September 30, 2009 as compared to the comparable period in 2008.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $62,000 and $995,000 respectively, in the nine months ended September 30, 2009 and 2008, a significant decrease in losses, due to the slower devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.  We currently engage in currency hedging, due to which we experienced an $117,106 loss on the fair value of our currency forwards in the nine months ended September 30, 2009 compared to a gain of $29,102 in the nine months ended September 30, 2008.

Interest expense was $280,000 for the nine months ended September 30, 2009, as compared to $600,000 for the comparable period in 2008. The decrease was primarily due to lower borrowing levels.  We decreased our borrowings by approximately $6.73 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $378,000 for the nine months ended September 30, 2009, as compared to $326,000 for the nine months ended September 30, 2008. The increase was due to a $93,000 increase in bank interest income, a $211,000 gain on government sponsor in the nine months ended September 30, 2009, partially offset by a 28,000 decrease in sundry income and gains of $17,000 on forward contracts and $21,000 in other interest income in the nine months ended September 30, 2008.

We had other expenses related to foreign exchange contracts of $224,000 in the nine months ended September 30, 2009 related to forward contracts.  We had no such expenses in the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, we recorded a provision for income taxes of $919,000 as compared to $267,000 for the comparable period in 2008.  The increase was a result of an increase in our net taxable income.

Net income for the nine months ended September 30, 2009 was $3.8million, compared to net income of $1.7 million for the comparable period in 2008.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing.  As of September 30, 2009, we had in place general banking facilities with four financial institutions aggregating $23.2 million.  The maturity of these facilities is generally up to one year.  The facilities are subject to annual review and approval.  These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type.  However, these covenants do not have any impact on our ability to undertake additional debt or equity financing.  Interest rates are generally based on the banks’ reference lending rates.  No significant commitment fees are required to be paid for the banking facilities.  As of  September 30, 2009, we had utilized approximately $6.5 million under such general credit facilities and had available unused credit facilities of $16.7 million.

For the nine months ended September 30, 2009, net cash provided by operating activities was approximately $13.9 million, as compared to $5.4 million for the comparable period in 2008. The increase in net cash provided by operating activities is primarily attributable to a decrease in inventory levels and an increase in payables.

Net cash used in investing activities was $2.8 million for the nine months ended September 30, 2009 compared to $2.5 million for the comparable period in 2008. The increase of cash used in investing activities was primarily attributable to a slight increase in the amount of acquisition of plant and equipment.

Net cash used in financing activities was $8.1 million for the nine months ended September 30, 2009 as compared to net cash used in financing activities of $519,000 for the comparable period in 2008.  The different in net cash used in financing activities was attributable to the repayment of bank borrowings in the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, our inventory turnover was 4.8 times, as compared to 4.3 times at September 30, 2008. The average days outstanding of our accounts receivable at September 30, 2009 were 61 days, as compared to 64 days at September 30, 2008. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $1.0 million.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect these contributions will contribute to administrative and other operating expenses in an amount of approximately $41,000 per month based on the size of our current workforce. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”) to amend and expand the disclosures about derivatives and hedging activities. The standard requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This standard is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of the Company’s fiscal year, did not have a material impact on its consolidated financial statements.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 70% of our sales are made in U.S. Dollars. During the nine months ended September 30, 2009, the exchange rate of the RMB to the U.S. Dollar decreased approximately 0.09% from the level at the end of December 31, 2008. This fluctuation resulted in a slight increase in our material costs during the three months ended September 30, 2009. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. We experienced a $7,000 and $117,000 loss in the value of currency forwards in the three and nine months ended September 30, 2009, respectively, as compared to a gain of $nil and $29,000 during the three and nine months ended September 30, 2008.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2009.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On August 20, 2009, we held our annual meeting of stockholders. Of the 13,562,597 shares eligible to vote, 10,189,884 or 75.13%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I—Election of directors; and Proposal II—Ratification of the appointment of Dominic K.F. Chan & Co. as our independent auditors for the year ending December 31, 2009.

Proposal I—Election of Directors

The results of voting on these proposals are as follows:

Director	For	Against	Withheld	Abstain	Elected
Dang Yu Pan	10,173,476	0	16,408	0	Yes
Wen Liang Li	10,173,476	0	16,408	0	Yes
Chao Li	10,173,476	0	16,408	0	Yes
Xinhai Li	10,173,476	0	16,408	0	Yes
Ping Li	10,173,476	0	16,408	0	Yes

All directors are elected at our annual meeting of stockholders.

Proposal II—Ratification of the appointment of Dominic K.F. Chan & Co. as our independent auditors for the year ending December 31, 2009.

Proposal II was approved with 10,167,392 shares voted for, 10,175 voted against and 12,317 abstained from voting, thereby, ratifying the appointment of Dominic K.F. Chan & Co. as our independent auditors for the year ending December 31, 2009.

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

Hong Kong Highpower Technology, Inc.

Dated: November 12, 2009	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	Henry Ngan
	By:	Henry Ngan
	Its:	Chief Financial Officer