Form 10-K
period 2009-12-31
Hong Kong Highpower Technology, Inc.
filed 2010-03-31
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________
COMMISSION FILE NO. 000-52103

HONG KONG HIGHPOWER TECHNOLOGY, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (86) 755-89686238

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of	Name of each exchange
Each Class	on which registered
Common Stock, $0.0001 par value	Nasdaq Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:.

Large accelerated filer                                Accelerated filer  
Non-accelerated filer                                  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                                            Yes  No ☑

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2009 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $8.1 million.

There were 13,582,106 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 29, 2010. The registrant’s common stock commenced trading on the Nasdaq Global Market on December 21, 2009.  Prior to December 21, 2009, shares of common stock were listed for trading on the NYSE Amex.  The registrant’s common stock is listed on the Nasdaq Global Market under the ticker symbol “HPJ.”

Documents Incorporated by Reference:  None.

TABLE OF CONTENTS

HONG KONG HIGHPOWER TECHNOLOGY, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

Corporate Information

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc. HKHT was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in 2001.  HKHT formed HZ Highpower and Springpower in 2008.  HZ Highpower has not yet commenced business operations.

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

Long cycle life - Up to 1,000 charge/discharge cycles.

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

Low self-discharge— Self-discharge can be less than half that of nickel-based batteries.

Low maintenance — No periodic discharge is needed and there is no memory effect. Specialty cells can provide very high current to applications such as power tools.

Flexible form factor— Prismatic lithium polymer batteries can be produced in a wide variety of form factors for different products and applications.

Li-ion batteries also have several limitations:

Requires protection circuit to maintain voltage and current within safe limits.

Subject to aging when not in use - storage in a cool place at 40% charge reduces the aging effect.

Transportation restrictions - shipment of larger quantities may be subject to regulatory control.

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

In 2009, we completed the construction and build-out of several production lines for the development and manufacturing of a range of Li-ion rechargeable batteries and products. We produce two major series of Li-ion batteries & Li-polymer batteries with hundreds of different models for each series.  Currently, we produce in excess of 800,000 Li-ion battery units per month.

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

Net sales for each of our product categories as a percentage of net sales is set forth below:

	Year Ended December 31,
	2009	2008	2007
Consumer Batteries	79%	80%	80%
Industrial Batteries	20%	19%	19%
Materials	1%	1%	1%
	100%	100%	100%

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

Currently, we purchase our raw materials, consisting primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan.  For our Li-ion batteries, we purchase raw materials consisting primarily of LiCo02, graphite, electrolyte and tab.  We believe that the raw materials and components used in manufacturing our rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials, such as nickel, are available from a limited number of suppliers. Our top three suppliers of nickel account for 50% of our nickel supply.  Our top three suppliers of lithium account for approximately 30% of our lithium supply.  Presently, our relationships with our current suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

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

Manufacturing

The manufacture of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of manufacturing. We have a large-scale production base that includes a 484,000 square feet factory, a dedicated design, sales and marketing team, and approximately 2,247 company-trained employees. We use automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor. We intend to further improve our automated production lines and strive to continue investing in our manufacturing infrastructure to further increase our manufacturing capacity, helping us to control the per unit cost of our products.

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

In October 2008, we commenced construction of our new manufacturing facility in Huizhou, Guangdong Province.  The new facility will eventually house all Ni-MH production for the Company.  The new facility’s production capacity will be approximately two to three times that of our current production facility in Shenzhen. The construction is progressing according to plan, the estimated completion date based on the current run rate is around 4th quarter 2010,

Major Customers

During the years ended December 31, 2009 and 2008, approximately 47% and 57% of our net sales were generated from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the years ended December 31, 2009 and 2008, one major customer Energizer Battery Manufacturing, Inc. accounted for 20% and 23%, respectively, of our net revenues.  No other customer accounted for more than 10% of net revenues during 2009 or 2008.

Sales and Marketing

We have a broad sales network of approximately 102 salespersons in China and have one branch office in Hong Kong. Our sales staff in each of our offices targets key customers by arranging in-person sales presentations and providing post-sales services. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We offer different price incentives to encourage large-volume and long-term customers.

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

Net sales based on the location of our customers as a percentage of net sales is set forth below:

	Year Ended December 31,
	2009	2008	2007
China and Hong Kong	47.0%	41.2%	39.5%
Europe	32.8	37.3	34.6
North America	14.1	14.5	17.5
Asia	5.6	6.4	8.1
South America, Africa and Others	0.5	0.6	0.3
Total	100.0%	100.0%	100.0%
* Less than 1%.

While the largest portion of our sales are made to customers in China and Hong Kong, our products are distributed worldwide, with approximately 47.0% of our products distributed to Hong Kong and China, 32.8% to Europe, 14.1% to the United States, and 6.1% to other markets.

We engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We also advertise in industry journals and magazines and through the Internet to market our products. We believe these activities help in promote our products and brand name among key industry participants.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH-based technology by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies such as the line of rechargeable Li-ion batteries we are currently developing for higher-end, high performance applications. Our research and development center is currently staffed with over 115 research and development technicians who overlook our techniques department, product development department, material analysis lab, and performance testing lab. These departments work together to research new material and techniques, test battery performance, inspect products and to test performance of machines used in the manufacturing process.

For years ended December 31, 2009 and 2008 we expended $1,059,341 and $340,929, respectively, in research and development.

Strategic Partnership with Freudenberg Nonwovens

In 2009, we entered into a strategic R&D partnership with Freudenberg Nonwovens.  Freudenberg will utilize our R&D Center research facilities in China to test their various separators.  Freudenberg Nonwovens was the first to introduce nonwovens to the market over 70 years ago and is now the largest and most diverse manufacturer of nonwovens in the world today.  Freudenberg´s battery separator, which is one of their nonwovens, has been ranked as number one in the battery separator industry. Separators are considered an integral material for Ni-MH rechargeable batteries.  We strongly believe the relationship with Freudenberg Nonwovens will continue to improve our NiMH product quality, strengthen our R&D in nonwoven knowledge which can create mutual benefits in the NiMH battery development.

Competition

We face competition from many other battery manufacturers, many of which have significantly greater name recognition and financial, technical, manufacturing, personnel and other resources than we have. We compete against other Ni-MH and Li-ion battery producers, as well as manufacturers of other rechargeable and non-rechargeable batteries. The main types of rechargeable batteries currently on the market include: lead-acid; nickel-cadmium; nickel metal hydride; liquid lithium-ion and lithium-ion polymer. Competition is typically based on design, quality, reliability, and performance. The technology behind Ni-MH rechargeable batteries has consistently improved over time and we continue to enhance our products to meet the competitive threats from its competitors. Our primary competitors in the Ni-MH battery market or other similar competing rechargeable battery products include SANYO Electric Co., Ltd. Global, Matsushita Industrial Co., Ltd. (Panasonic), BYD Company Ltd., GPI International, Ltd., and GS Yuasa Corporation. Our primary competitors in the Li-ion battery market or other similar competing rechargeable battery products include Desay Corp., Coslight Group, Tianjin Lishen Battery Co. Ltd., and ATL.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We currently hold nine patents in China and have two patent applications pending in China. We also have two registered trademarks in China, which include “HFR” and its Chinese equivalent.

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

PRC Government Regulations

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations and have acquired an ISO14004:2004 Environment Systems Certification and QC080000 Hazardous Substance Process Management System.

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

Employees

At December 31, 2009, we had approximately 2,247 employees, all of which are employed full-time. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

We have a limited operating history. We were established in GuangZhou, China in 2001 and commenced operations in Shenzhen in 2002. Our limited operating history may not provide a meaningful basis for an investor to evaluate our business, financial performance and prospects. We may not be able to:

—	maintain our leading position in the Ni-MH battery market;

—	retain existing customers or acquire new customers;

—	diversify our revenue sources by successfully developing and selling our products in the global battery market and other markets;

—	keep up with evolving industry standards and market developments;

—	respond to competitive market conditions;

—	maintain adequate control of our expenses;

—	manage our relationships with our suppliers;

—	attract, train, retain and motivate qualified personnel; or

—	protect our proprietary technologies

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 47%, 57% and 56% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively. One customer, Energizer Battery Manufacturing, Inc., accounted for 20% and 23% of our net revenues for the years ended December 31, 2009 and 2008, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

A substantial portion of our working capital consists of accounts receivable from customers. Two customer represented an aggregate of 42% of our accounts receivable as of December 31, 2009.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

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

Our principal raw material is nickel, which is available from a limited number of suppliers in China. The price of nickel was volatile during 2009 and could be volatile again. The price of nickel rose 59% from January2009 to December 2009. The prices of nickel and other raw materials used to make our batteries increase and decrease due to factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs or problems, competition, import duties, tariffs, energy costs, currency exchange rates and those other factors described under “Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.” In an environment of increasing prices for nickel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

Our business may be adversely affected by the global economic and construction industry downturn, in addition to the continuing uncertainties in the financial markets.

The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

Additionally, sales of consumer items such as portable electronic devices, has slowed and there has been adverse changes in employment levels, job growth, consumer confidence and interest rates.  Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting consumer spending may affect the timing of orders. Thus, any economic downturns generally would have a material adverse effect on our business, cash flows, financial condition and results of operations.

Additionally, the inability of our customers and suppliers to access capital efficiently, or at all, may have other adverse effects on our financial condition. For example, financial difficulties experienced by our customers or suppliers could result in product delays; increase accounts receivable defaults; and increase our inventory exposure. The inability of our customers to borrow money to fund purchases of our products reduces the demand for our products and services and may adversely affect our results from operations and cash flow. These risks may increase if our customers and suppliers do not adequately manage their business or do not properly disclose their financial condition to us.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.

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

Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. Although we have obtained products liability insurance, if a warranty or product liability claim is brought against us, regardless of merit or eventual outcome, or a recall of one of our products is required, such claim or recall may result in damage to our reputation, breach of contracts with our customers, decreased demand for our products, costly litigation, additional product recalls, loss of revenue, and the inability to commercialize some products.  Additionally, our insurance policy imposes a ceiling for maximum coverage and high deductibles and we may be unable to obtain sufficient amounts from our policy to cover a product liability claim.  We may not be able to obtain any insurance coverage for certain types of product liability claims, as our policy excludes coverage of certain types of claims.  In such cases, we may still incur substantial costs related to a product liability claim, which could adversely affect our results of operations.

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

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which increase we have not always been able to pass through to our customers. In addition, under the new law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

We cannot guarantee the protection of our intellectual property rights and if infringement of our intellectual property rights occurs, including counterfeiting of our products, our reputation and business may be adversely affected.

To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2009, we have registered two trademarks as used on our battery products, one in English and in the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 31, 2009, we held nine Chinese patents and had two Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

We rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

The failure to manage growth effectively could have an adverse effect on our employee efficiency, product quality, working capital levels, and results of operations.

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2009, we had approximately 2,247 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

The capital and credit markets have been experiencing extreme volatility and disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations, including the financing of the construction of our new manufacturing facility, might be impaired. Without sufficient liquidity, we may be forced to curtail our operations and our planned expansion of our new Li-ion battery line and construction of our new manufacturing facility. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. The current tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our products and could result in a decrease in or cancellation of orders for our products. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the battery industry, national security-related laws and regulations and export/import laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

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

We are subject to various environmental laws and regulations in China.  We are subject to various environmental laws and regulations that require us to obtain environmental permits for our battery manufacturing operations. We have an environmental permit from the Shenzhen Environment Protection Bureau Longgang Bureau (the “Bureau”) covering our manufacturing operations that expires on December 31, 2010. Historically, under a previous permit which expired in September 2007, we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in the permit. Although we do not currently expect to exceed the approved annual output limits under the new permit, we cannot guarantee that this will be the case. Additionally, our current permit does not cover one of our existing premises at our manufacturing facility. If we fail to comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

To the extent we ship our products outside of the PRC, or to the extent our products are used in products sold outside of the PRC, they may be affected by the following: The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO), and corresponding International Air Transport Association (IATA), Pipeline & Hazardous Materials Safety Administration (PHMSA), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (IMDG), and in the PRC by General Administration of Civil Aviation of China and Maritime Safety Administration of People’s Republic of China. These regulations are based on the United Nations (UN) Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and 2004, and additional regulations went into effect on October 1, 2009. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current PRC and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.  Additionally, these regulations may change in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make capital and other expenditures to comply with environmental requirements.

Furthermore, our failure to comply with applicable environmental laws and regulations worldwide could harm our business and results of operations. The manufacturing, assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines and legal liabilities;

•	suspension of production;

•	alteration of our fabrication, assembly and test processes; and

•	curtailment of our operations or sales.

In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing processes.

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

If our land use rights are revoked, we would be forced to relocate operations.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We acquired approximately 1.36 million square feet of land equity in HuiZhou, GuangDong China from the HuiZhou State-Owned Land Resource in 2007, upon which we began constructing our new manufacturing facility.  Any loss of this land use right would require us to identify and relocate our manufacturing and other facilities which could have a material adverse effect on our financial conditions and results of operations.

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Exchange Act, such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

We face risks related to natural disasters, terrorist attacks or other events in China that may affect usage of public transportation, which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China.  For example, in early 2008, parts of China suffered a wave of strong snow storms that severely impacted public transportation systems. In May 2008, Sichuan Province in China suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties.  The May 2008 Sichuan earthquake has had a material adverse effect on the general economic conditions in the areas affected by the earthquake.  Any future natural disasters, terrorist attacks or other events in China could cause a reduction in usage of or other severe disruptions to, public transportation systems and could have a material adverse effect on our business and results of operations.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer (“Circular 698”) that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 15, 2009 that addresses the transfer of shares by nonresident companies.  Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.  Circular 698, which provides parties with a short period of time to comply its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company.  Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698.  For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise.  In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698.  As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. Dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. Dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification resulted in an approximate 7.3% appreciation of the RMB against the U.S. Dollar from July 21, 2005 to May 2, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of the U.S. Dollar against the RMB, including future devaluations. Because most of our net sales are made in U.S. Dollars and most of our expenses are paid in RMB, any future devaluation of the U.S. Dollar against the RMB could negatively impact our results of operations.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation.  During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index increased to 8.5% in April 2008.  If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

We have enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause its tax liabilities to increase and its profitability to decline.

Our operating subsidiary, Shenzhen Highpower, enjoyed preferential tax concessions in the PRC, which were only granted to high-technology enterprises operating in the Shenzhen Special Economic Zone. From 2005 to 2007, Shenzhen Highpower enjoyed a preferential income tax rate of 7.5% due to its status as a new business and high-tech enterprise. That status expired on December 31, 2007, when we then enjoyed a preferential tax rate of 15%.  The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, which became effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and canceled several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which the tax rate gradually increased starting in 2008 and will be equal to the new 25% tax rate at the end of the transition period. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, could increase our tax liabilities and reduce our net income.

Under the New EIT Law, we and HKHT may be classified as “resident enterprises” of China for tax purpose, which may subject us and KHT to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us and HKHT. Both our and HKHT’s members of management are located in China. If the PRC tax authorities determine that we or HKHT is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we or HKHT receives from Shenzhen Highpower will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of us and HKHT is holding Shenzhen Highpower, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January, 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, such as the H1N1 virus, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, or the measures taken by the governments of affected countries against such potential outbreaks, could have a negative effect on our operations or those of our suppliers and customers. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

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

Contract drafting, interpretation and enforcement in China involves significant uncertainty.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

We could be liable for damages for defects in our products pursuant to the Tort Liability Law of the PRC.

The Tort Liability Law of the People’s Republic of China, which was passed during the 12th Session of the Standing Committee of the 11th National People’s Congress on December 26, 2009, states that manufacturers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, manufacturers and sellers are entitled to claim for compensation from these third parties after paying the compensation amount.

RISKS RELATED TO OUR CAPITAL STRUCTURE

The price of our common stock is volatile and you might not be able to resell your securities at or above the price you have paid.

Since our initial public offering and listing of our common stock in October 2007, the price at which our common stock had traded has been highly volatile, with a high and low sales price of $1.23 and $9.82, respectively, as through March 29, 2010. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

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

In June 2008, we completed a public offering and sale of 603,750 shares of common stock, all of which are currently freely tradeable. We registered  a total of 1,772,745 shares of our common stock issued in a Private Placement that was conducted in connection with the Share Exchange in November 2007 and a total of 817,479 shares of common stock held by certain of our stockholders immediately prior to the Share Exchange pursuant to a registration statement that was declared effective by the Securities and Exchange Commission in June 2008. In addition, we registered a total of 959,649 shares of common stock that are held by affiliates of Westpark Capital, Inc. who were stockholders of our company prior to the Share Exchange pursuant to a registration statement that was declared effective in August 2008. All of the shares included in an effective registration statement as described above may be freely sold and transferred.

Additionally, the former shareholders of HKHT and/or their designees may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a non-affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

ITEM 2.  PROPERTIES

Our registered office in Hong Kong is located at Flat 4, 13/F, Block 4, Taiping Industrial Centre, 51A Ting Kok Road, Tai Po, N.T. Hong Kong.

All of our manufacturing operations are currently located in mainland China at Luoshan Industrial Zone, Pinghu, Longgang, Shenzhen, Guangdong, China, 518111. Our facilities cover approximately 487,000 square feet of total space, consisting of manufacturing plants, dormitories and research and development facilities. We lease our manufacturing facilities from various landlords under a total of six leases with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date. The table below lists the locations, approximate square footage, principal use and lease expiration dates of the facilities used in our manufacturing operations as of December 31, 2009.

Location	Area (square feet)	Principal Use	Lease expiration date
Workshop A1 & dormitory, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	58,986	Industry & Residence	December 31, 2011

Workshop A2 & dormitory, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	81,117	Industry & Residence	December 31, 2011

4th Floor, Building A, (4th Floor, Building 1 & 2nd Floor, Building B2 ) Workshop, B2 Area, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	94,722	Industry & Residence	June 14, 2010

Storage, Building 2, (6th Floor, Building 1)Area B2, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	50,698	Industry & Residence	December 31, 2010

1st-4th Floor, Building 12, (1st-7th Floor, Building 9), Da Wang Industrial Park, Xin Xia Road, Ping Hu Street, Long Gang District, Shenzhen	55,897	Industry & Residence	September 30, 2010
Workshop & dormitory , chong Tou Hu village, Renming Road,Guang Lan Street, Bao An District, Shenzhen	146,336	Industry & Residence	September 15, 2010

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From June 19, 2008 to December 18, 2009, our shares of common stock were listed for trading on the NYSE Amex under the ticket symbol “HPJ.”  On December 21, 2009, our common stock commenced trading on the NASDAQ Global Market under the symbol "HPJ."

On March 29, 2010 the closing sales price for our common stock on the NASDAQ Global Market was $6.40 per share.

The following table summarizes the high and low sales prices of our common stock as reported by the NYSE Amex (on and prior to December 18, 2009) and NASDAQ (on and after December 21, 2009).

	High	Low
Year ended December 31, 2009
Fourth Quarter	$9.07	$2.59
Third Quarter	$3.89	$1.23
Second Quarter	$3.05	$1.43
First Quarter	$3.19	$2.00

Year ended December 31, 2008
Fourth Quarter	$3.85	$2.50
Third Quarter	$4.78	$1.68
Second Quarter (June 19, 2008 to June 30, 2008)	$8.35	$4.75

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

Stockholders

As of March 29, 2010 we had 30 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2009 or 2008.

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

Overview

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc. HKHT was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in founded in 2001.  HKHT also has two other subsidiaries, HZ Highpower and Springpower.  HZ Highpower has not yet commenced business operations.

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

Background

Public Offering

In June 2008, we completed a public offering consisting of 603,750 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.25 per share, resulted in net proceeds of approximately $984,000. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the offering, we sold to the underwriter warrants to purchase up to 52,500 shares of our common stock.  In December 2009, a total of 2,510 shares of common stock were issued upon the cashless exercise of 5,000 of the warrants. The remaining 47,500 outstanding warrants are exercisable at a per share price of $3.90 and expire if unexercised after five years.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2009, 2008 and 2007 (U.S. dollars):

Consolidated Statements of Operations	Year Ended December 31,
	2009	2008	2007

	(in thousands except share and per share information)
Net Sales	$70,331	$75,004	$73,262

Cost of Sales	(55,300)	(62,239)	(63,791)

Gross profit	$15,031	$12,765	$9,470

Depreciation	(270)	(194)	(121)

Selling and distribution costs	(2,355)	(2,416)	(2,096)

General and administrative costs including stock-based compensation	(6,405)	(6,098)	(3,461)

Loss on exchange rate difference	(60)	(1,182)	(855)

Fees and costs related to reorganization	-	-	(582)

Income from operations	$5,941	$2,875	$2,357

Change in fair value of currency forwards	(117)	116	-

Change in fair value of warrants	-	(276)	-

Other Income	509	463	149

Interest expense	(528)	(642)	(696)

Other expenses	(214)	-	-

Income before taxes	$5,591	$2,535	$1,809

Income taxes	(1,148)	(529)	(145)

Net income	$4,443	$2,006	$1,664

Net income per common share – basic and diluted	$0.33	$0.15	$0.17

Weighted average common shares outstanding
-basic	13,608,265	13,205,599	9,832,493
-diluted	13,667,697	13,233,353	9,832,493
Dividends declared per common share		-

Years ended December 31, 2009 and 2008

Net sales for year the ended December 31, 2009 were $70.3 million compared to $75.0 million for the year ended December 31, 2008, a decrease of 6.2%. The decrease in net sales for the year ended December 31, 2009 over the year ended December 31, 2008 was due to a 21% decrease in the average selling price of our battery units, and a 19% increase in the number of battery units sold.  The increase in the number of battery units sold in 2009 was primarily attributable to increased orders from our major customers, Energizer Battery Manufacturing, Inc. and Gigaset Communications GmbH.  Sales of battery seconds decreased from $412,311 during the year ended December 31, 2008 to $213,849 during the year ended December 31, 2009.The 21% decrease in the average selling price of our battery units was due to adjusting the selling prices of our batteries in accordance with the market price of nickel.

Cost of sales consists of the cost of nickel and other materials. Costs of sales were $55.3 million for the year ended December 31, 2009 as compared to $62.2 million for the comparable period in 2008. As a percentage of net sales, cost of sales decreased to 78.6% for the year ended December 31, 2009 compared to 83.0% for the comparable period in 2008. This was attributable to a 25% decrease in the average per unit cost of goods sold during the year ended December 31, 2009 as compared to the comparable period in 2008, which resulted from a 30% decrease in the average cost of nickel during the year ended December 31, 2009 compared to the comparable period in 2008.

Gross profit for the year ended December 31, 2009 was $15.0 million, or 21.4% of net sales, compared to $12.8 million, or 17.0% of net sales, respectively, for the comparable period in 2008. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the year ended December 31, 2009 is primarily due to a 30% decrease in the average cost of nickel during the year ended December 31, 2009 compared to the comparable period in 2008.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Li-ion batteries as to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future

Selling and distribution costs were $2.4 million for the year ended December 31, 2009, compared to $2.4 million for the comparable period in 2008.  Selling and distribution costs remained flat due to our enhanced selling and distribution cost controls.

General and administrative costs were $6.4 million, or 9.1% of net sales, for the year ended December 31, 2009, compared to $6.1 million, or 8.1% of net sales, for the comparable period in 2008. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The increase as a percentage of net sales was primarily due to an increase in personnel &labor costs and research &development expenses.  Labor and personnel costs increased $216,772 for year ended December 31, 2009 over the comparable period in 2008 due to the expansion of our technician and administrative team to expand our market share.  Research and development expenses increased $718,412 for the year ended December 31, 2009 over the year ended December 31, 2008 due to our increased commitment to advance our research and development activities. Although we anticipate our general and administrative expenses to continue to increase on an absolute dollar basis as a result of additional legal, accounting and other related costs from becoming a public reporting company, we do not believe that general and administrative expenses as a percentage net sales will trend upward as we believe that our net sales will also increase.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $60,000 and $1.2 million, respectively, in the years ended December 31, 2009 and 2008, a decrease of 94.9%, due to the stabilization of the U.S. Dollar relative to the RMB over the respective periods.  In 2009, to cope with devaluation of the U.S. Dollar relative to the RMB, we engaged in currency hedging and adjusted the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB.

Other income from operations, which consists of bank interest income, forward contract gains and losses and sundry income, was $509,000, for the year ended December 31, 2009, as compared to $463,000 for the year ended December 31, 2008, an increase of 10.0%. The increase was due to a gain related to a local government sponsor which was the sponsor for our listing on the NYSE Amex from the Shenzhen government of $248,000 in 2009, partially offset by decreases of $87,000 and $65,000 in bank interest income and sundry income, respectively, and a gain of $50,000 on a forward contract in 2008.

Interest expense was $528,000 for the year ended December 31, 2009, as compared to $642,000 for the respective comparable period in 2008. The decrease was primarily due to lower borrowing levels. We decreased our borrowings by $40,000 in the year ended December 31, 2009 as compared to the year ended December 31, 2008. Increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

During the year ended December 31, 2009, we recorded a provision for income taxes of $1.1 million, as compared to $529,000 for the respective comparable period in 2008. The increase in income taxes for the year ended December 31, 2009 as compared to the year ended December 30, 2008 was a result of an increase in our net taxable income.

Net income for the year ended December 31, 2009 was $4.4 million, compared to a net income of $2.0 million for the comparable period in 2008, an increase of 121%.

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

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of December 31, 2009, we had in place general banking facilities with four financial institutions aggregating $27.0 million. The maturity of these facilities is generally up to one year. The facilities are subject to annual review and approval. These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of December 31, 2009, we had utilized approximately $14.8 million under such general credit facilities and had available unused credit facilities of $12.2 million.

For the year ended December 31, 2009, net cash provided by operating activities was approximately $3.3 million, as compared to net cash provided by operating activities of $6.3 million for the comparable period in 2008. The decrease in net cash provided by operating activities is primarily attributable to an increase in accounts receivable levels.  For the year ended December 31, 2008, net cash provided by operating activities was approximately $6.3 million, as compared to net cash used in operating activities of $1.5 million for the comparable period in 2007. The increase in net cash provided by operating activities is primarily attributable to a decrease in accounts receivable levels.

Net cash used in investing activities was $3.7 million for the year ended December 31, 2009 compared to $4.6 million for the comparable period in 2008. The decrease of cash used in investing activities was primarily attributable to a decrease in the acquisition of plant and equipment over the respective periods. Net cash used in investing activities was $4.6 million for the year ended December 31, 2008 compared to $4.9 million for the comparable period in 2007. The decrease of cash used in investing activities was primarily attributable to the acquisition of land equity in HuiZhou for the comparable period in 2007.

Net cash used in financing activities was $778,000 for the year ended December 31, 2009 as compared to net cash provided by financing activities of $890,000 for the comparable period in 2008. The decrease in net cash provided by financing activities is primarily attributable to the issuance of common stock in 2008.  Net cash provided by financing activities was $890,000 for the year ended December 31, 2008 as compared to $7.4 million for the comparable period in 2007. The decrease in net cash provided by financing activities is primarily attributable to a decrease in bank borrowings of $9.46 million in 2007.

For Fiscal 2009 and 2008, our inventory turnover was 5.1 and 4.87 times, respectively. The average days outstanding of our accounts receivable at December 31, 2009 were 60 days, as compared to 59 days at December 31, 2008. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $1.0 million.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect these contributions will contribute to administrative and other operating expenses in an amount of approximately $65,000 per month based on the size of our current workforce. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Guarantees of Bank Loans

Dang Yu Pan, our Chairman and Chief Executive Officer, Wen Liang Li, our Vice President, Chief Technology Officer and director, and Wen Wei Ma, our Vice President of Manufacturing, each have provided personal guarantees under our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2009 and the identity of the officer(s) who guaranteed each loan.

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by Officers
Bank Of China	$14.65 million	$7.07 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma
Shenzhen Development Bank Co., Ltd	$1.34 million	$1.34 million	Dang Yu Pan
Shanghai Pudong Development Bank Co. Ltd.	$8.05 million	$5.12 million	Dang Yu Pan
Citibank (China) Co., ltd.	$2.99 million	$1.26 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma

Each of Springpower Technology (Shenzhen) Co., Ltd., a wholly-owned subsidiary of Hong Kong Highpower Technology Co., Ltd., Dang Yu Pan, Wen Liang Li and Wen Wei Ma entered into a guarantee agreement to guarantee Shenzhen Highpower’s obligations under the Agreement and Line of Credit with Bank of China. The Company may not enter into any counter-guarantee agreement or similar agreement that impairs the rights of the Bank of China under the Agreement.

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

Contractual obligations

This table summarizes our known contractual obligations and commercial commitments at December 31, 2009.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$14,787,715	$14,787,715	$-	$-	$-
Purchase Obligations (1)	$10,738,714	$10,738,714	$-	$-	$-
License Agreement	$1,071,787	$1,071,787	$-	$-	$-
Total	$26,598,215	$26,598,215	$-	$-	$-

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162), reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 75% of our sales are made in U.S. Dollars. During the year ended December 31, 2009, the exchange rate of the RMB to the U.S. Dollar increased approximately 0.1% from the level at the end of December 31, 2008. This fluctuation resulted in a slight increase in our material costs during the year ended December 31, 2009. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2009 a hedging program to attempt to protect it from significant changes to the US Dollar which affect the value of its US dollar receivables and sales. At December 31, 2009, the Company had a series of currency forwards totaling a notional amount US$6,500,000 expiring from January 2010 to July 2010. The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses. The net gains of 214,092 attributable to these activities are included in “other expenses” for the year ended December 31, 2009.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are internal controls and other internal audit procedures that are designed and adopted by management to ensure that information required to be disclosed by us in the reports that we file or submit under the Security Exchange Act 1934 is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and regulations. Disclosure controls and procedures include, without limitation, internal controls and internal audit procedures designed to ensure that all necessary information required to be disclosed by the Company in the reports that we file or submit under the Security Exchange Act 1934 is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

(b)  Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

(c) Changes in internal control over financial reporting

The Company has engaged Victory Consultants Limited, an independent internal control consulting firm, to evaluate our SOX 404 internal control and procedures. The primary objective is to streamline our internal control structure. The consulting firm will study and examine our well-defined line of responsibility and delegation of authority for our functional operation areas so that they can evaluate whether responsibility lines are clearly be drawn. Then, they will introduce a comprehensive system with key auditable internal control and procedures integrated. The consulting company will help develop an internal control environment that allows continuous input by various levels of management and employees with an effective and efficient information flow and internal communication network. A periodic risk assessment exercise will be performed to enhance our system’s integrity and to assess areas of risk. Our internal control department will develop additional control activities to ensure the effective function of our controls. The internal audit department will directly report to our audit committee. The anticipated changes in internal control over financial reporting will enhance our control environment with improving internal information flow and communication network. We will identify new risks through a constant risk assessment process and make our control activities an effective tool of monitoring our internal controls. The pillar of our internal control improvement is the audit committee of the board of directors that interacts with our internal control department, top management, and our external auditors to ensure a proper and reliable financial report with a reasonable assurance.  Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting..

ITEM 9B.  OTHER INFORMATION

On November 24, 2009, Shenzhen Highpower Technology Co., Ltd. entered into an Agreement of Line of Credit (the “Agreement”) for a revolving line of credit in the amount of RMB100,000,000 (US$14.65 million) with Bank of China Limited (“Bank of China”), which includes a RMB20,000,000 (US$2.93) short-term line of credit, a RMB75,000,000 (US$10.96 million) line of trade financing and a RMB5,000,000 (US$732,000)  line of foreign currency trading earnest money. The Agreement expires on November 23, 2010.

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

Upon the occurrence of any events of default under the Agreement, the Bank of China may require Shenzhen Highpower or the guarantors to correct the default within a specified time period; reduce, suspend or terminate the line of credit, the Agreement, or any other agreement between the parties in whole or in part; suspend or terminate the issuance of any loan not issued, any trading financing business and letter of guarantee not handled; accelerate the maturity of any amount outstanding under the Agreement; terminate or cancel the Agreement, terminate or cancel other agreements between Shenzhen Highpower and the Bank of China in whole or in part; require Shenzhen Highpower to indemnify losses caused by the default to the Bank of China; deduct any sum owed by the Bank of China from Shenzhen Highpower’s bank account with the Bank of China; exercise its security interest; require the guarantors to undertake their guarantee responsibility; or any other measures deemed necessary by the Bank of China.

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

Shenzhen Highpower Technology Co., Ltd. entered into a new financing agreement with Shanghai Pudong Development Bank Co. Ltd. effective October 29, 2009 with terms substantially similar to the previous loan agreement, except that the amount granted has been increased to $8.05 million.  The new agreement expires on October 29, 2010.  Pursuant to the new agreement, Shenzhen Highpower must obtain the bank’s written approval before (i) decreasing its registered capital or conducting a significant structuring reform, such as a split, merger, reorganization, restructuring into a stockholding system, or canceling, dissolving, shutting-down, or changing its operational method by means of contracting, leasing, joint operation, or entrusting; (ii) the occurrence of any significant event related to its external investment or a transfer of its assets; or (iii) the occurrence of any significant ownership issues related to the ownership of its shares.
The information included in this Item 9B is provided in accordance with Item 1.01 and Item 2.03 of Form 8-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Dang Yu Pan	42	Chairman of the Board and Chief Executive Officer
Wen Liang Li	44	Vice President, Chief Technology Officer and Director
Wen Wei Ma	40	Vice President of Manufacturing
Henry Ngan	37	Chief Financial Officer
Wen Jia Xiao	33	Vice President of Quality Control
Xinhai Li	47	Director
Chao Li	65	Director
Ping Li	45	Director

Dang Yu Pan has been the Chairman of the Board and Chief Executive officer of the Company and HKHT since November 2007 and July 2003, respectively. Mr. Pan is the founder of Shenzhen Highpower and has served as the Chairman of the Board and Chief Executive Officer of Shenzhen Highpower since October 2002. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou HaoPeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of Nanhai Shida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the HuangPu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990. We believe Mr. Pan’s qualifications to sit on our Board include his extensive understanding of our business, our products and the battery industry that he has acquired over his 12 years working in the battery industry, including over 7 years as an officer and director of as a director of Shenzhen Highpower.

Wen Liang Li has been a director of the Company since November 2007 and a director of HKHT since July 2003. Since January 2003, Mr. Li. has served as a director and as Vice General Manager and Chief Technology Officer of Shenzhen Highpower. From January 1996 to December 2002, Mr. Li served as Vice General Manager of Zhuhai Taiyi Battery Co., Ltd., a battery manufacturer. Mr. Li received a master’s degree in Electrochemistry from the Harbin Institute of Technology in China in 1991. We believe that Mr. Li’s 18 years of working experience in the battery industry, including 7 years as an officer and director of Shenzhen Highpower, well qualify Mr. Li to serve on our Board.

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

Xinhai Li has served as a director of the Company since January 2008. Sine August 1990, Mr. Li has served as a director and professor at the China Central South University Metallurgical Science and Engineering School in China. Mr. Li received a PhD in Physical Chemistry of Metallurgy from China Central South University in August 1990.  We believe that Mr. Li’s qualifications to sit on our Board include his extensive understanding of our business and his understanding of U.S. GAAP and financial statements.

Chao Li has served as a director of the Company since January 2008. Since August 2000, Mr. Li has served as Chairman of the Guangdong Association of Productivity. From July 1991 to November 2004, Mr. Li served as the Vice-Chairman of the Development Research Center for the PRC Government of Guangdong Province. Mr. Li received a bachelor’s degree in metallurgy from Central South University in China in August 1969.  We believe that Mr. Li’s qualifications to sit on our Board include his extensive understanding of our business and his understanding of U.S. GAAP and financial statements.

Ping Li has served as a director of the Company since January 2008. Since July 2003, Mr. Li has served as the Managing Director of Investment at ChinaVest, a venture capital firm. From February 2002 to July 2003, Mr. Li served as Chief Financial Officer of Great Wall Technology Co., Ltd., an investment technology company. Mr. Li received a master’s degree in biology from Columbia University in 1989 and an MBA in finance in 1994 from the Wharton School of the University of Pennsylvania.  We believe that Mr. Li’s qualifications to sit on our Board include his knowledge of the capital market and his experience, expertise and background with respect to accounting matters, including his experience as a chief financial officer and familiarity with U.S. GAAP and financial statements.

Family Relationships

There are no family relationships among any of the officers and directors.

Director Independence

Subject to certain exceptions, under the listing standards of the NASDAQ Stock Market, LLC, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Xinhai Li, Chao Li and Ping Li, is an “independent” director as defined by the listing standards of the NASDAQ Marketplace Rules currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC.  All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussion with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ Marketplace Rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors, other than a Form 4 for one transaction by Henry Ngan, we believe that during the fiscal year ended December 31, 2009, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements

Code of Ethics

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2009 and 2008 of the principal executive officer.

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2009 and 2008 by our current Chief Executive Officer.

Name and Position	Year	Salary		Bonus		Stock Awards (1)		All other compensation			Total
Dang Yu Pan	2009		$18,000		-		$-		$25,000	(2)		$43,000
Chief Executive Officer and	2008		$18,000		$-		$-		$25,000	(2)		$43,000
Chairman of the Board

Henry Ngan (3)	2009		$137,500		-		$137,870		$-			$275,370
Chief Financial Officer and		$		$		$		$			$

(1)  The amounts disclosed reflect the value of awards for grants of restricted stock. These stock awards reflect the full grant date fair values in accordance with FASB ASC Topic 718.
(2)  Includes $25,000 for fees earned or paid in cash for service as a director of the Company.
(3) Mr. Ngan was appointed Chief Financial Officer and Corporate Secretary of the Company effective February 1, 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

	Stock Awards
Name	Number of shares of units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Henry Ngan	-	-	8,500	(1)	$65,535

(1) These shares vest on January 31, 2011.

Employment Agreements and Termination of Employment and Change of Control Arrangements

We entered into an Offer Letter of Employment with our new Chief Financial Officer, Henry Ngan, effective February 2009.  Pursuant to the Offer Letter, Mr. Ngan is entitled to a base salary at an annual rate of $150,000 and 17,000 shares of restricted common stock of the Company under the Company’s 2008 Omnibus Incentive Plan, 8,500 of which vested on January 31, 2010 and 8,500 of which vest on January 31, 2011.  Mr. Ngan is also entitled to reasonable vacation and sick time and reimbursement for the cost of standard medical and dental insurance premiums and for business expenses.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2009 by members of board of directors. Compensation information for Dang Yu Pan, our Chief Executive Officer and Chairman of the Board, is described in the summary compensation table above.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Hong Kong Highpower Technology, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	1,983,000	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	1,983,000

(1)	In October 2008, the Company adopted the 2008 Omnibus Incentive Plan. The Incentive Plan currently has 1,983,000 shares authorized for issuance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of March 29, 2010 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of March 29, 2010 certain information with respect to beneficial ownership of our common stock based on 13,582,106 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each named executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of March 29, 2010 excludes 47,500 shares of our common stock issuable upon exercise of outstanding warrants.   Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Executive Officers
Dang Yu Pan	Chief Executive Officer and Chairman of the Board	4,396,035 (1)	32.41%

Wen Liang Li	Vice President, Chief Technology Officer and Director	2,034,770	14.98%

Wen Wei Ma	Vice President of Manufacturing	924,897	6.81%

Henry Ngan	Chief Financial Officer and Corporate Secretary	17,000	*

Xinhai Li	Director	-	-

Chao Li	Director	-	-

Ping Li	Director	-	-

Officers and Directors as a Group (total of 8 persons)		7,372,702 (1)	54.36%

*less than 1%.

(1)
Includes (i) an aggregate of  603,962 shares over which Mr. Pan has voting power and the right to acquire ownership pursuant to a loan agreement dated February 5, 2007 between Mr. Pan and other shareholders, including, Wen Jia Xiao, Vice President of Quality Control, who holds 166,482 shares, and (ii) 369,959 shares held by a company that is 100% owned by Mr. Pan.

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

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by Officers
Bank Of China	$14.65 million	$7.07 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma
Shenzhen Development Bank Co., Ltd	$1.34 million	$1.34 million	Dang Yu Pan
Shanghai Pudong Development Bank Co. Ltd.	$8.05 million	$5.12 million	Dang Yu Pan
Citibank (China) Co., ltd.	$2.99 million	$1.26 million	Dang Yu Pan, Wen Liang Li, Wen Wei Ma

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Dominic K.F. Chan & Co. for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2009 and December 31, 2008 and fees billed for other services rendered by Dominic K.F. Chan & Co. during those periods.

	Year ended December 31,
	2009	2008

Audit Fees(1)	$73,000	$73,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$73,000	$73,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 7 of this annual report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 30, 2010.

Hong Kong Highpower Technology, Inc. (Registrant)

Dated: March 30, 2010	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Dang Yu Pan	Chief Executive Officer and	March 30, 2010
By: Dang Yu Pan	Chairman of the Board (Principal Executive Officer)

/s/ Henry Ngan	Chief Financial Officer	March 30, 2010
By: Henry Ngan	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Vice President, Chief Technology Officer and Director	March 30, 2010
Wen Liang Li

/s/ Xinhai Li	Director	March 30, 2010
Xinhai Li

/s/ Chao Li	Director	March 30, 2010
Chao Li

/s/ Ping Li	Director	March 30, 2010
Ping Li

EXHIBIT INDEX

Exhibit Number	Description

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

10.8	Agreement on Line of Credit dated as of November 24, 2009 by and between the Bank of China Limited, Shenzhen Buji Subbranch and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.9
Form of Guaranty Contract of Maximum Amount by and between the Bank of China Limited, Shenzhen Buji Subbranch and the individuals and entities indicated in Schedule A attached to the Form of Guaranty (translated to English).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2009).

23.1	Consent of Dominic K.F. Chan & Co.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant received from the Securities and Exchange Commission an order dated June 9, 2008 granting confidential treatment under the Securities Exchange Act of 1934.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the years ended
December 31, 2009 and 2008	F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
December 31, 2009 and 2008	F-6
Consolidated Statements of Cash Flows for the years ended
December 31, 2009 and 2008	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hong Kong Highpower Technology, Inc.

We have audited the accompanying consolidated balance sheets of Hong Kong Highpower Technology Inc. (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2009, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dominic K.F. Chan & Co., Certified Public Accountants
Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
Date: March 30, 2010

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 (Stated in US Dollars)

	At December 31,
	2009	2008
	$	$
ASSETS
Current Assets :
Cash and cash equivalents	2,967,586	4,175,780
Restricted cash	5,478,418	4,845,478
Accounts receivable	14,896,503	8,765,593
Notes receivable	596,795	429,815
Prepaid expenses and other receivables – Note 7	2,366,734	1,732,709
Deferred charges – Stock-based compensation – Note 8	-	216,667
Inventories – Note 11	10,633,566	11,208,697

Total Current Assets	36,939,602	31,374,739
Deferred tax assets – Note 6	-	104,556
Plant and equipment, net – Note 12	10,284,873	7,778,477
Leasehold land – Note 13	3,019,509	3,050,510
Intangible asset, net – Note 14	850,000	900,000
Investment securities– Note 15	52,732	-
Currency forward – Note 17	-	116,157

TOTAL ASSETS	51,146,716	43,324,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Non-trading foreign currency derivatives liabilities – Note 17	11,041	293,830
Accounts payable	10,738,714	8,306,123
Other payables and accrued liabilities – Note 19	3,563,308	3,139,275
Income taxes payable	876,739	476,330
Bank borrowings – Note 20	14,787,714	14,829,228

Total Current Liabilities	29,977,516	27,044,786

COMMITMENTS AND CONTINGENCIES – Note 22

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
(Stated in US Dollars)

	At December 31,
	2009	2008
	$	$
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2009 –13,582,106 shares (2008 –13,562,596 shares)	1,358	1,356
Additional paid-in capital	5,065,426	5,048,194
Accumulated other comprehensive income	2,023,858	1,595,091
Retained earnings	14,078,558	9,635,012

TOTAL STOCKHOLDERS’ EQUITY	21,169,200	16,279,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	51,146,716	43,324,439

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Years Ended December 31,
	2009	2008	2007
	$	$	$

Net sales	70,331,277	75,004,242	73,261,720
Cost of sales	(55,299,955)	(62,238,982)	(63,791,248)

Gross profit	15,031,322	12,765,260	9,470,472
Depreciation	(270,078)	(194,496)	(120,517)
Selling and distribution costs	(2,354,967)	(2,416,220)	(2,095,594)
General and administrative costs including stock-based compensation	(6,404,724)	(6,097,580)	(3,460,592)
Loss on exchange rate difference	(60,294)	(1,182,076)	(854,873)
Fees and costs related to reorganization	-	-	(582,269)

Income from operations	5,941,259	2,874,888	2,356,627
Change in fair value of currency forwards – Note 17	(117,171)	115,568	-
Change in fair value of warrants – Note 18	-	(276,000)	-
Other income – Note 3	509,294	463,142	148,653
Interest expense – Note 4	(527,940)	(642,161)	(696,132)
Other expenses – Note 5	(214,092)	-	-

Income before taxes	5,591,350	2,535,437	1,809,148
Income taxes – Note 6	(1,147,804)	(528,950)	(145,458)

Net income	4,443,546	2,006,487	1,663,690

Net Income per common share
- Basic	0.33	0.15	0.17

- Diluted	0.33	0.15	0.17

Weighted average common shares outstanding
- Basic	13,608,265	13,205,599	9,832,493

- Diluted	13,667,697	13,233,353	9,832,493

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
		$	$	$	$	$
Balance, January 1, 2007	9,248,973	925	63,392	470,383	6,630,017	7,164,717
Shares Issued in connection with reverse merger	1,777,128	178	(35,345)	-	-	(35,167)
Shares issued in private placement, net of offering cost of $382,000	1,772,745	177	2,737,823	-	-	2,738,000
Comprehensive income
Net income	-	-	-	-	1,663,690	1,663,690
Foreign currency translation adjustments	-	-	-	687,489	-	687,489
Total comprehensive income	-	-	-	-	-	2,351,179
Dividends	-	-	-	-	(665,182)	(665,182)

Balance, December 31, 2007	12,798,846	1,280	2,765,870	1,157,872	7,628,525	11,553,547
Gross proceeds from shares sold in offering – interim closing	160,000	16	519,984	-	-	520,000
Gross proceeds from shares sold in offering – final closing	603,750	60	1,486,340	-	-	1,486,400
Stock based compensation	-	-	276,000	-	-	276,000
Comprehensive income
Net income	-	-	-	-	2,006,487	2,006,487
Foreign currency translation adjustments	-	-	-	731,049	-	731,049
Net deferred loss from cash flow hedges	-	-	-	(293,830)	-	(293,830)
Total comprehensive income	-	-	-	-	-	2,443,706

Balance, December 31, 2008	13,562,596	1,356	5,048,194	1,595,091	9,635,012	16,279,653
Common stock issued under Omnibus incentive plan	17,000	2	17,232			17,234
Exercise of warrants	2,510	-	-	-	-	-
Comprehensive income
Net income	-	-	-	-	4,443,546	4,443,546
Foreign currency translation adjustments	-	-	-	145,978	-	145,978
Settlement of Cash Flow Hedges	-	-	-	293,830	-	293,830
Net deferred loss from cash flow hedges	-	-	-	(11,041)	-	(11,041)
Total comprehensive income	-	-	-	-	-	4,872,313

Balance, December 31, 2009	13,582,106	1,358	5,065,426	2,023,858	14,078,558	21,169,200

See accompanying notes to consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Years ended December 31,
	2009	2008	2007
	$	$	$
Cash flows from operating activities
Net income	4,443,546	2,006,487	1,663,690
Adjustments to reconcile net income to net cash flows
provided by (used in) operating activities :
Bad debts written off	74,112	4,460	3,649
Depreciation	1,088,341	838,725	560,073
Amortization of intangible asset	50,000	50,000	50,000
Amortization of leasehold land	62,798	61,939	-
Loss on disposal of plant and equipment	151,825	44,198	20,046
Change in fair value of currency forwards	117,171	(115,568)	-
Change in fair value of warrants	-	276,000	-
Stock based compensation	233,897	303,333	-

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(6,102,967)	8,095,692	(7,018,013)
Notes receivable	(164,724)	(40,702)	(309,829)
Prepaid expenses and other receivables	(606,750)	2,093,103	305,785
Inventories	691,174	4,046,251	2,183,344
Increase (decrease) in -
Accounts payable	2,341,687	(12,422,508)	1,082,433
Other payables and accrued liabilities	382,470	721,654	78,974
Income taxes payable	500,216	321,781	(74,825)

Net cash provided by (used in) operating activities	3,262,796	6,284,845	(1,454,673)

Cash flows from investing activities
Acquisition of plant and equipment	(3,661,111)	(4,614,385)	(1,030,725)
Acquisition of land	-	-	(2,832,348)
Proceeds from Investment securities	(52,641)
Proceeds from disposal of plant and equipment	-	-	32,976
Deposit paid for acquisition of machinery	-	-	(1,115,123)

Net cash used in investing activities	(3,713,752)	(4,614,385)	(4,945,220)

Cash flows from financing activities
Proceeds from issuance of common stock	-	1,486,400	2,738,000
Proceeds from new short-term bank loans	2,924,518	2,932,586	2,374,241
Repayment of short-term bank loans	(2,995,847)	(2,573,781)	(923,316)
Proceeds from/(repayment of) other loans	-	(5,316,389)	4,173,106
Net advancement of other bank borrowings	(124,949)	3,414,456	3,155,109
Decrease / (Increase) in restricted cash	(581,261)	946,508	(4,234,327)
Repayment from / (Advance to) related parties	-	-	726,169
Dividend paid	-	-	(665,182)

Net cash provided by financing activities	(777,539)	889,780	7,343,800

Net increase in cash and cash equivalents	(1,228,495)	2,560,240	943,907
Effect of foreign currency translation on cash and cash equivalents	20,301	126,278	57,285
Cash and cash equivalents - beginning of year	4,175,780	1,489,262	488,070

Cash and cash equivalents - end of year	2,967,586	4,175,780	1,489,262

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

The Company’s wholly owned subsidiary, Hong Kong Highpower Technology Company Limited, a company incorporated in Hong Kong (“HKHTC”), was organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries.

As used herein, the “Company” refers to Highpower and its wholly-owned subsidiaries, unless the context indicates otherwise.

In January 2008, HKHTC invested $749,971 in HZ Highpower Technology Co., Ltd. (“HZ Highpower”). HZ Highpower is a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as at December 31, 2009.

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

The Company’s common stock commenced trading on the Nasdaq Global Market on December 21, 2009.  Prior to December 21, 2009, shares of the Company’s common stock were listed for trading on the NYSE Amex.

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

On June 19, 2008, the Company issued 160,000 shares of common stock upon the closing of the public offering. The shares are treated as compensation for investor relations services. The services provided are for the period of one year from the date of June 19, 2008, subsequent to the one-year contract with this investor relations firm, the contract has already expired.

On November 18, 2009, HKHTC invested an additional $1,227,487 in SZ Highpower.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation

On June 29, 2009, the Financial Accounting Standards Board (the “FASB”) established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) for all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change U.S. GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial statements.

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

Concentrations of credit risk (Continued)

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the years ended December 31, 2009 , 2008 and 2007 are as follows:

	2009	2008	2007

Company A	20%	23%	24%
Company B	*	*	17%

	20%	23%	41%

* Less than 10%

Details of the accounts receivable from the customers with the largest receivable balances at of December 31, 2009 and 2008 are as follows:

	Percentage of accounts receivable
	December 31,	December 31,
	2009	2008

Company A	27%	17%
Company B	*	14%
Company C	*	13%
Company D	15%	*
* Less than 10%
Largest receivable balances	42%	44%

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

During the years ended December 31, 2009, 2008 and 2007, the Company experienced bad debts of $74,112, $4,460 and $3,649, respectively.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the years ended December 31, 2009, 2008 and 2007, the Company’s allowance for slow-moving or defective inventories were $274,909 in 2009 and nil in 2008 and 2007. The Company’s production process results in a minor amount of waste materials.  The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $213,849 in 2009, $412,311 in 2008 and $160,000 in 2007. Generally, waste materials on hand at the end of a year are nominal.

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

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Buildings	5% - 10%
Furniture, fixtures and office equipment	20%
Leasehold improvement	50%
Machinery and equipment	10%
Motor vehicles	20%

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress represents the properties and plant and machinery in the course of development for production or buildings under development and are stated at cost, less any identified impairment losses.  When the construction is completed and the asset is ready for its intended use, the related cost is transferred to an appropriate category of property, plant and equipment and depreciated in accordance with the above policy.

Investment Securities

Investments in less than twenty percent owned entities are accounted for under the cost basis and are reviewed for impairment periodically.

The Company has strategic investments in certain equity securities that are included in noncurrent “Investment securities” on its Consolidated Balance Sheets accounted for using the cost method of accounting.

The Company’s ability to realize value from its strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that the Company will not be able to sell these investments, or that when the Company desires to sell them it will not be able to obtain fair value for them.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Intangible Assets and Long-Lived Assets

FASB ASC 350 “Intangibles – Goodwill and Other,” requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Accordingly, the consumer battery license is being amortized over its useful life of 20 years. The Company does not have any goodwill.

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of FASB ASC 360 “Property, Plant and Equipment – Overall.” ASC 360 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to ASC 360, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

There was no impairment of long-lived assets in 2007, 2008 or 2009.

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

Advertising and promotion expenses amounted to $30,100, $48,210 and $68,169 for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in selling and distribution costs.

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

The Company adopted FASB ASC 740, “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The adoption of ASC 740 did not have a significant effect on the consolidated financial statements.

Comprehensive income

The Company has adopted FASB ASC 220 “Comprehensive income,” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

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

	2009	2008	2007

Year end RMB : US$ exchange rate	6.827	6.898	7.332
Average yearly RMB : US$ exchange rate	6.839	6.933	7.581

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

Earnings per share

The Company reports earnings per share in accordance with FASB Accounting Standard Codification Topic 260 (“ASC 260”) “Earnings Per Share” (Formerly known as SFAS No. 128, “Earnings Per Share”). Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. The weighted average number of shares represents the common stock outstanding during the years, as adjusted retroactively to reflect the November 2007 recapitalization Diluted earnings per common share computations are based on the weighted average number of common shares outstanding during the period, plus the dilutive effect of stock options, warrants and restricted stock awards.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.            Summary of significant accounting policies (continued)

Stock-Based Compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit, the foreign tax credit and the domestic manufacturing deduction through the income statement. Further information regarding stock-based compensation can be found in Note 9, “Shareholders’ Equity and Stock-Based Compensation.”

Share-based compensation expense was $233,897, 303,333 and Nil and for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for the Company beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.           Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (Continued)

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities,” which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update became effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

In October 2009, the FASB published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.           Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (Continued)

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162), reorganized by topic existing accounting and reporting guidance issued by the FASB into a single source of authoritative GAAP to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative.” ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.           Other income

	Years Ended December 31,
	2009	2008	2007
	$	$	$

Bank interest income	62,805	149,558	75,546
Gain on forward contract	-	50,357	-
Sundry income	198,212	263,227	73,107
Government sponsor	248,277	-	-

	509,294	463,142	148,653

4.           Interest expense

	Years Ended December 31,
	2009	2008	2007
	$	$	$

Interest on trade related bank loans	214,721	166,867	547,573
Interest on short-term bank loans	313,219	475,294	135,369
Interest on other loans	-	-	13,190

	527,940	642,161	696,132

5.           Other expenses

	Years Ended December 31,
	2009	2008	2007
	$	$	$

Foreign exchange contract expenses	214,092	-	-

	214,092	-	-

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes

The Company and its subsidiaries file separate income tax returns.

USA

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2007, 2008 or 2009.

PRC

Prior to January 1, 2008, the PRC’s statutory income tax rate was 33%. In addition, SZ Highpower, being located in the Shenzhen Special Economic Zone in the PRC, was subject to a reduced tax rate of 15%. Since SZ Highpower agreed to operate for a minimum of 10 years in the PRC, it is entitled to a tax holiday of a two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of it.

On March 16, 2007, the National People’s Congress passed the new Corporate Income Tax law (the “new CIT law”) which unifies the income tax rate to 25% for all companies. The new CIT law was effective as of January 1, 2008. The new CIT law provides a five-year transition period from its effective date for those companies which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively. Under the new tax law, it allows entities that qualify as high-technology enterprises to be taxed at a reduced tax rate of 15%. SZ Highpower was eligible for the reduced tax rate of 15% as of December 31, 2008. Accordingly, SZ Highpower has used the reduced tax rate of 15% in determining its deferred taxes as of December 31, 2008. HZ Highpower and SZ Spring Power did not generate taxable income in the PRC in 2009.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes (continued)

Hong Kong

HKHTC is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax.  HKHTC did not generate taxable income in Hong Kong in 2007, 2008 or 2009.

The components of income before income taxes are:

	Years Ended December 31,
	2009	2008	2007
	$	$	$

United States	(216,667)	(579,333)	(490,234)
Hong Kong	(338,970)	(6,367)	689,749
People’s Republic of China	6,146,987	3,121,137	1,609,633

	5,591,350	2,535,437	1,809,148

The components of the provision for income taxes are:

	Years Ended December 31,
	2009	2008	2007
	$	$	$
PRC income tax
Current year	1,042,335	603,072	173,735

Deferred taxes	105,469	(74,122)	(28,277)

	1,147,804	528,950	145,458

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes (continued)

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate to income before taxes for the years ended December 31, 2009, 2008 and 2007, respectively.

	Years Ended December 31,
	2009	2008	2007
	$	$	$

Income before taxes	5,591,350	2,535,437	1,809,148

Provision for income taxes at applicable income tax rate	1,397,838	633,859	271,372
Change in valuation allowance	(116,767)	(44,218)	-
Income not subject to tax	(6,425)	(17,335)	(84,614)
Non-deductible expenses for income tax purposes	721,648	400,153	229
Tax exemption of PRC subsidiary	(822,474)	(413,605)	(133,885)
Tax rate differential	(26,016)	(29,904)	94,865
Others	-	-	(2,509)

	1,147,804	528,950	145,458

The major components of deferred tax recognized in the consolidated balance sheets as of December 31, 2009 and 2008 are as follows:

	At December 31
	2009	2008
	$	$

Temporary difference on:
Recognition of expenses	-	(93,300)
Accelerated tax depreciation on intangible assets	-	(11,256)

Deferred tax assets, net	-	(104,556)

Recognized in the balance sheet:
Net deferred tax assets	-	(104,556)

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes (continued)

Based on the above, the pro forma effect of the tax exemption of SZ Highpower is as follows:

	Years Ended December 31,
	2009	2008	2007
	$	$	$

Statutory income tax rate	25%	25%	15%

Exempted income tax rate	10%	10%	7.5%

Income tax exemption	822,474	413,605	$133,885

Tax effect derived from exemption
(per share)	$0.06	$0.03	$0.01

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes.” ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the provisions of ASC 740 did not have a material effect on the Company’s financial statements.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.           Prepaid expenses and other receivables

	As December 31,
	2009	2008
	$	$

Purchase deposits paid	800,437	88,459
Advance to staff	150,139	143,595
Other deposits and prepayments	423,058	495,325
Value-added tax prepayment	339,868	-
Other receivables	653,232	1,005,330
	2,366,734	1,732,709

8.           Deferred charges – Stock-based compensation

	As December 31,
	2008	2007
	$	$
Cost
Stock-based compensation – consulting fee	520,000	520,000

Accumulated amortization	(520,000)	(303,333)
Net	-	216,667

Amortization expenses included in general and administrative costs for the year ended 2009 and 2008 were $216,667 and 303,000, respectively.

The Company is amortizing the $520,000 cost of stock-based compensation over a period of one year on the straight line basis.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.           Share – based compensation expenses

The equity awards are currently made only from the 2008 Omnibus Incentive Plan as described below.

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”) was approved by the Company’s Board of Directors on October 30, 2008 and became effective upon the approval of the Company’s stockholders on December 11, 2008. The 2008 Plan has a ten year term. The 2008 Plan reserves two million shares of common stock for issuance, subject to increase from time to time by the number of shares

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a maximum term of five years, and their exercise price may not be less than 110% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Each share subject to an award other than stock options or SARs will reduce the number of shares available for issuance under the 2008 Plan by 17,000 shares. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of December 31, 2009, there were 1,983,000 shares authorized and available for issuance under the 2008 Plan.

The restricted stock activity in 2009 related to the Company’s 2008 Plan was as follows:

		Weighted Average Grant Date Price
	Shares	$
Non-vested at January 1, 2009	-	-
Granted	17,000	8.11
Vested	-	-
Forfeited	-	-

Non-vested at December 31, 2009	17,000	8.11

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Earning per share

Basic earning per common share is computed by dividing income available to common shareholders by the weighted-averages number of shares of common stock outstanding during the period. Diluted earning per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted shares. The dilutive effect of potentially dilutive securities is reflected in diluted earning per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following tables set forth the computation of basic and diluted earnings per common share for the three years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007

Numerator:
Net income	$4,443,546	$2,006,487	$1,663,690

Denominator:
Weighted-average shares outstanding	13,608,265	13,205,599	9,832,493
Effect of dilutive securities	59,432	27,754	-

Weighted-average shares diluted	13,667,697	13,233,353	9,832,493

Basic earning per common share	$0.33	$0.15	$0.17

Diluted earning per common share	$0.33	$0.15	$0.17

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.           Inventories

	At December 31,
	2009	2008
	$	$

Raw materials	4,090,897	1,708,431
Work in progress	1,086,523	1,434,517
Finished goods	5,441,554	8,049,138
Packing materials	14,592	16,611

	10,633,566	11,208,697

10.           Plant and equipment

	At December 31,
	2009	2008
	$	$
Cost
Construction in progress	1,207,274	-
Furniture, fixtures and office equipment	1,748,650	598,496
Leasehold improvement	750,050	712,120
Machinery and equipment	9,040,243	8,155,270
Motor vehicles	710,245	476,910
Building	61,901	-

	13,518,363	9,942,796

Accumulated depreciation
Construction in progress	-	-
Furniture, fixtures and office equipment	619,020	235,613
Leasehold improvement	362,042	220,746
Machinery and equipment	1,962,512	1,486,624
Motor vehicles	288,931	221,336
Building	985	-

	3,233,490	2,164,319

Net
Construction in progress	1,207,274	-
Furniture, fixtures and office equipment	1,129,630	362,883
Leasehold improvement	388,008	491,374
Machinery and equipment	7,077,731	6,668,646
Motor vehicles	421,314	255,574
Building	60,916	-

	10,284,873	7,778,477

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.           Plant and equipment (continued)

The components of depreciation charged are:

	Years ended December 31,
	2009	20087
	$	$

Included in cost of sales and selling and distribution costs	850,731	644,229
Included in operating expenses	237,610	194,496

	1,088,341	838,725

13.           Leasehold land

	At December 31,
	2009	2008
	$	$

Cost	3,145,322	3,112,765

Accumulated amortization	(125,813)	(62,255)

Net	3,019,509	3,050,510

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

14.           Intangible asset - Consumer battery license

	At December 31,
	2009	2008
	$	$

Cost
Consumer battery license	1,000,000	1,000,000

Accumulated amortization	(150,000)	(100,000)

Net	850,000	900,000

Amortization expenses are included in selling and distribution costs during the years.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.           Intangible asset - Consumer battery license (continued)

SZ Highpower, a wholly-owned subsidiary of the Company, entered into a Consumer Battery License Agreement with Ovonic Battery Company, Inc. (Ovonic), an unrelated party, dated May 14, 2004, pursuant to which SZ Highpower acquired a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (Consumer Batteries) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries.  SZ Highpower made an up-front royalty payment to Ovonic of $50,000 in 2004.

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

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. During 2009, the Company recorded a total of approximately $249,588 as royalty expense, which was included in selling and distribution costs in the statement of operations.  Accordingly, during the year ended December 31, 2008, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities at December 31, 2008, with the related debit recorded as an intangible asset entitled consumer battery license agreement. At December 31, 2009 and 2008, accrued royalty fees payable were $1,071,787 and $1,540,900, respectively (see Note 19).

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement over a period of 20 years on the straight line basis.  The accounting for the Consumer Battery License Agreement is based on the Company’s estimate of the useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan.  Amortization expense related to the Consumer Battery License Agreement included in selling and distribution costs during the years ended December 31, 2009, 2008 and 2007 were $50,000, $50,000 and $50,000, respectively.

Amortization of the License for the next five years is as follows:

Years ending December 31	$

2010		50,000
2011		50,000
2012		50,000
2013		50,000
2014		50,000
2015 and thereafter		600,000

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.           Investment Securities

	As December 31,
	2009	2008
	$	$

Investment securities - cost method	52,732	-

	52,732	-

The investments in less than twenty percent owned entities are accounted for under the cost basis.

16.           Fair Value Measurements

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), related to the Company’s financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities.

Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

ASC 820 also provides guidance for determining the fair value of a financial asset when the market for that asset is not active, and for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. The adoption of ASC 820 did not have a material impact on the Company’s financial condition or results of operations.

The effective date for certain aspects of ASC 820 was deferred and are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. The effects of these remaining aspects of ASC 820 are to be applied by the Company to fair value measurements prospectively beginning November 1, 2009. The adoption of the remaining aspects of ASC 820 is not expected to have a material impact on its financial condition or results of operations. See Note 6 to the consolidated financial statements in this Report on Form 10-K for additional investment information.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.           Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31 2009 and December 31, 2008:

		Fair Value Measurements at reporting date using
	December 31, 2009	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	14,896,503	-	-	14,896,503
Prepaid expenses and other receivables	2,366,734	-	-	2,366,734
Notes receivable	596,795	-	-	596,795

Liabilities		-
Non-trading foreign currency derivatives liabilities	11,041	-	11,041	-
Accounts payable	10,738,714	-		10,738,714
Other payables and accrued liabilities	3,563,308	-	-	3,563,308

		Fair Value Measurements at reporting date using
	December 31, 2008	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	8,765,593	-	-	8,765,593
Notes receivable	429,815	-	-	429,815
Prepaid expenses and other receivables	1,732,709
Currency forward	116,157	-	116,157	-

Liabilities
Non-trading foreign currency derivatives liabilities	293,830	-	293,830	-
Accounts payable	8,306,123	-	-	8,306,123
Other payables and accrued liabilities	3,139,275	-	-	3,139,275

Level 2 financial assets represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs are applicable, such as currency rate. Level 3 financial assets represent the fair value of our accounts receivables.

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

	As December 31,
	2009	2008
	$	$

Currency forwards (notional amount $11 million), consisting of a put and a call	-	116,157

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Years Ended December 31,
	2009	2008	2007
	$	$	$

Foreign exchange contracts, net
Gains recognized in Other income, net	-	50,357	-

Loss recognized in Other expenses, net	214,092	-	-

Hedging Activities

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At December 31, 2009, the Company had a series of currency forwards totaling a notional amount US$6,500,000 expiring from January 2010 to August 2010.

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

The cost of the effective portion of the cash flow hedges was $11,041 and $293,830 for the years ended December 31, 2008 and 2009, respectively.

18.           Change in fair value of share warrants

On June 19, 2008, the Company issued to WestPark Capital, Inc. warrants to purchase 52,500 shares of common stock at an exercise price of $3.90 per share in connection with the initial public offering. The warrants have a term of five years and are exercisable no sooner than one year and no later than five years.

The fair value of the warrants at June 19, 2008, the date of issue was $276,000. The fair value of the warrants is appraised by an independent qualified valuer.

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise.  The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At December 31, 2009, warrants to purchase 47,500 shares of common stock were still outstanding.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.           Other payables and accrued liabilities

	At December 31,
	2009	2008
	$	$

Accrued expenses	2,056,261	1,072,331
Royalty fee	1,071,787	1,540,900
Sales deposits received	259,550	388,261
Value-added tax payables	-	105,833
Other payables	175,710	31,950

	3,563,308	3,139,275

20.	Bank borrowings

	At December 31,
	2009	2008
	$	$
Secured:
Repayable within one year
Short term bank loans	2,929,551	2,969,939
Other trade related bank loans	11,858,164	11,859,289

	14,787,715	14,829,228

As of December 31, 2009 the Company’s banking facilities are comprised of the following:

	Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Short term bank loans	2,929,551	2,929,551	-
Other trade related loan facilities including:
- Accounts receivables financing	1,342,573	1,342,573	-
- Accounts payable financing	22,762,608	10,515,591	12,247,017

	27,034,732	14,787,715	12,247,017

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Bank borrowings (continued)

As of December 31, 2009 the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $5,478,418 which is included in restricted cash on the Balance sheet;

(b)           personal guarantee executed by certain directors of the Company; and

(c)           the legal charge over leasehold land with carrying amount $3,019,509.

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates.  The rates at December 31, 2009 ranged from 1.40% to 5.31%.

The interest rates of short term bank loans were at 4.86% per annum at December 31, 2009.

21.           Pension plans

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

Total pension cost was $515,379, $432,402 and $148,193 for the years ended December 31, 2009, 2008 and 2007, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with a options to renew the leases.  All leases are on a fixed payment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2009 are as follows:

Years ending December 31	$

2010		812,728
2011		258,084

		1,070,812

Rental expense for the years ended 2009, 2008 and 2007 were $944,575, $1,019,505 and $429,450, respectively.

23.           Related party transactions

Apart from the transactions as disclosed in Notes 12 and 13, the Company entered into the following transactions with its related party during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	$	$	$
Management fee paid to Canhold International Limited	-	-	21,134

 HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

24.	Segment information

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

All long-lived assets of the Company are located in the PRC.  Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Years Ended December 31,
	2009	2008	2007
Net revenue	$	$	$

Hong Kong and China	33,053,941	30,893,163	28,919,384
Asia	3,908,783	4,810,282	5,965,339
Europe	23,096,172	27,979,918	25,318,608
North America	9,932,122	10,885,903	12,851,807
South America	42,002	434,976	206,582
Africa	206,014	-	-
Other	92,243	-	-

	70,331,277	75,004,242	73,261,720

	At December 31,
	2009	2008	2007
Accounts receivable	$	$	$

Hong Kong and China	8,511,192	5,012,472	4,258,010
Asia	476,659	169,376	1,023,284
Europe	4,050,519	2,695,166	6,761,615
North America	1,846,832	875,022	3,863,266
South America	900	13,558	-
Africa	10,300	-	-
Other	101	-	-

	14,896,503	8,765,594	15,906,175

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

25.           Dividends

The directors have declared and the Company has paid the following dividends in respect of the years ended December 31, 2009, 2008 and 2007:

	At December 31,
	2009	2008	2007
	$	$	$
Dividends

Interim dividend declared and paid on September 30, 2007 of approximately $ 0.07 per share:	-	-	665,182

26.           Subsequent Events

The Company has evaluated significant events and transactions that occurred from January 1, 2010 through the date of this report and has determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in its Condensed Consolidated Financial Statements for the year ended December 31, 2009.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

27.           Quarterly Results of Operations (unaudited)

The following table sets forth unaudited quarterly results of operations for the years ended December 31, 2009 and 2008. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered.  The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
	$	$	$	$	$
Net revenue	11,309,805	15,445,484	21,056,149	22,519,839	70,331,277
Gross profit	2,396,096	3,073,808	5,221,039	4,340,379	15,031,322

Net income	402,966	968,656	2,433,676	638,248	4,443,546

Net income per common share:
Basic	0.03	0.07	0.18	0.05	0.33
Diluted	0.03	0.07	0.18	0.05	0.33

Weighted average common shares outstanding
Basic	13,562,596	13,762,217	13,562,597	13,566,601	13,608,265
Diluted	13,562,596	13,812,547	13,612,097	13,632,096	13,667,697

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2008	2008	2008	2008	2008
	$	$	$	$	$
Net revenue	17,831,562	19,021,476	20,473,472	17,677,732	75,004,242
Gross profit	2,708,298	3,374,867	3,511,808	3,170,287	12,765,260

Net income	730,327	684,247	289,356	302,557	2,006,487

Net (loss) income per common share:
Basic	0.06	0.05	0.02	0.02	0.15
Diluted	0.06	0.05	0.02	0.02	0.15

Weighted average common shares Outstanding
Basic	14,798,846	12,899,560	13,562,596	13,711,011	13,205,599
Diluted	14,798,846	12,906,483	13,615,096	13,708,139	13,233,353