Form 10-Q
period 2010-03-31
Hong Kong Highpower Technology, Inc.
filed 2010-05-12
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of May11, 2010.

HONG KONG HIGHPOWER TECHNOLOGY, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

INDEX

Item 1. Financial Statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets :
Cash and cash equivalents	7,122,966	2,967,586
Restricted cash	6,054,576	5,478,418
Accounts receivable	13,188,095	14,896,503
Notes receivable	687,117	596,795
Prepaid expenses and other receivables – Note 7	4,569,073	2,366,734
Inventories – Note 11	11,285,201	10,633,566

Total Current Assets	42,907,028	36,939,602
Plant and equipment, net – Note 12	10,450,014	10,284,873
Leasehold land, net – Note 13	3,003,908	3,019,509
Intangible asset, net – Note 14	837,500	850,000
Investment securities – Note 15	52,734	52,732

TOTAL ASSETS	57,251,184	51,146,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Non-trading foreign currency derivatives liabilities	8,524	11,041
Accounts payable	13,347,757	10,738,714
Other payables and accrued liabilities – Note 19	4,086,950	3,563,308
Income taxes payable	1,240,533	876,739
Bank borrowings – Note 20	15,747,410	14,787,714

Total Current Liabilities	34,431,174	29,977,516

COMMITMENTS AND CONTINGENCIES – Note 22

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2010 –13,582,106 shares (2009 –13,582,106 shares)	1,358	1,358
Additional paid-in capital	5,148,616	5,065,426
Accumulated other comprehensive income	2,010,778	2,023,858
Retained earnings	15,659,258	14,078,558

TOTAL STOCKHOLDERS’ EQUITY	22,820,010	21,169,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	57,251,184	51,146,716

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Net sales	20,223,372	11,309,805
Cost of sales	(15,977,042)	(8,913,709)

Gross profit	4,246,330	2,396,096
Depreciation – Notes 2 and 12	(69,242)	(51,114)
Selling and distribution costs	(752,054)	(531,349)
General and administrative costs including stock-based compensation	(1,453,607)	(1,102,922)
Loss on exchange rate difference	(22,354)	(32,724)

Income from operations	1,949,073	677,987
Change in fair value of currency forwards	-	(88,113)
Other income – Note 3	77,374	66,815
Interest expenses – Note 4	(66,333)	(41,120)
Other expenses – Note 5	-	(51,536)

Income before income taxes	1,960,114	564,033
Income taxes – Note 6	(379,414)	(161,067)

Net income	1,580,700	402,966

Other comprehensive income
- Foreign currency translation gain	(15,597)	35,849
- Cash flow hedge	2,517	-

Comprehensive income	1,567,620	438,815

Income per common share
- Basic	0.12	0.03

- Diluted	0.12	0.03

Weighted average common shares outstanding
- Basic and diluted	13,582,106	13,562,596

- Diluted	13,632,096	13,562,596

See accompanying notes to condensed consolidated financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	1,580,700	402,966
Adjustments to reconcile net income to net cash provided by operating activities :
Amortization of intangible asset	12,747	12,500
Amortization of leasehold land	15,726	15,603
Depreciation	360,572	237,217
Change in fair value of currency forwards	-	88,113
Loss on disposal of plant and equipment	43,885	6,807
Share based payment	73,177	130,000
Bad debt written off	41,675	-

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	1,667,206	1,523,929
Notes receivable	(90,857)	319,501
Prepaid expenses and other receivables	(2,202,045)	(1,508,097)
Inventories	(651,133)	2,955,285
Increase (decrease) in -
Accounts payable	2,608,364	(1,013,505)
Other payables and accrued liabilities	523,479	378,144
Income taxes payable	363,726	145,632

Net cash flows provided by operating activities	4,347,222	3,694,095

Cash flows from investing activities
Acquisition of plant and equipment	(565,454)	(560,026)
Sale proceeds of plant and equipment	(2,760)	-

Net cash flows used in investing activities	(568,214)	(560,026)

Cash flows from financing activities
Proceeds from new short-term bank loans	-	6,791,546
Repayment of short-term bank loans	(2,929,416)	-
Repayment of other secured loans	(1,206,776)	-
Net (repayment) advancement of other bank borrowings	5,095,185	(10,168,444)
(Decrease) Increase in restricted cash	(575,878)	(444,814)

Net cash flows (used in) provided by financing activities	383,115	(3,821,712)

Net (decrease) increase in cash and cash equivalents	4,162,123	(687,643)
Effect of foreign currency translation on cash and cash equivalents	(6,743)	(55,140)
Cash and cash equivalents - beginning of period	2,967,586	4,175,780

Cash and cash equivalents - end of period	7,122,966	3,432,997

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	66,333	41,120
Income taxes	-	15,434
See accompanying notes to condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation

Hong Kong Highpower Technology, Inc. (“Highpower” or the “Company,” formerly known as SRKP 11, Inc.) was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire.

The Company was organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries.

As used herein, the “Company” refers to Highpower and its wholly-owned subsidiaries, unless the context indicates otherwise.

In January 2008, HKHTC invested $749,971 in HZ Highpower Technology Co., Ltd. (“HZ Highpower”). HZ Highpower is a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as at March 31, 2010.

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

On June 19, 2008, the Company effected a 5-for-8 reverse stock split of its issued and outstanding shares of common stock (the Reverse Stock Split”). The par value and number of authorized shares of the common stock remained unchanged.

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

On November 18, 2009, HKHTC invested an additional $1,227,487 in SZ Highpower.

Description of business

The subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities

Hong Kong Highpower Technology Co., Ltd	Hong Kong	100%	Investment holding
(“HKHTC”)	Jul 4, 2003

Shenzhen Highpower Technology Co., Ltd	PRC	100%	Manufacturing of batteries
(“SZ Highpower”)	Oct 8, 2002

HZ Highpower Technology Co., Ltd	PRC	100%	Inactive
(“HZ Highpower”)	Jan 29, 2008

Spring Power Technology (Shenzhen) Co., Ltd	PRC	100%	Manufacturing of batteries
(“SZ Spring Power”)	Jun 4, 2008

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements for the interim periods are unaudited. In the opinion of management, these consolidated financial statements, include all adjustments, including normal recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results of operations to be expected for a full year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Concentrations of credit risk (Continued)

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009

Company A	19%	23%
Company B	*	14%
* Less than 10%

	19%	37%

Details of the accounts receivable from the customers with the largest receivable balances at of March 31, 2010 and 2009 are as follows:

	Percentage of accounts receivable
	March 31,	March 31,
	2010	2009

Company A	25%	16%
Company B	*	11%
Company C	18%	*
* Less than 10%
Largest receivable balances	43%	27%

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

The Company experienced bad debts of $41,675 and $Nil during the three months ended March 31, 2010 and 2009.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the three months ended March 31, 2010 and 2009, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $17,362 and $18,831 for the three months ended March 31, 2010 and 2009 respectively. Generally, waste materials on hand at the end of a year are nominal.

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

Management have strategic investments in certain debt and equity securities that are included in noncurrent “Investment securities” on our Consolidated Balance Sheets accounted for using the cost methods of accounting.

The Company ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Intangible Assets and Long-Lived Assets

FASB ASC 350 “Intangibles – Goodwill and Other”, requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Accordingly, the consumer battery license is being amortized over its useful life of 20 years. The Company does not have any goodwill.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Intangible Assets and Long-Lived Assets (continued)

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of FASB ASC 360 “Property, Plant and Equipment – Overall”. ASC 360 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to ASC 360, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

There was no impairment of long-lived assets for the three months ended March 31, 2010 and 2009.

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

Advertising and promotion expenses, which are included in selling and distribution costs, were not material for the three months ended March 31, 2010 and 2009.

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

The Company adopted FASB ASC 740, “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The adoption of ASC 740 did not have a significant effect on the consolidated financial statements.

Comprehensive income

The Company has adopted FASB ASC 220 “Comprehensive income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

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

	March 31, 2010	March 31,2009

Quarter end RMB : US$ exchange rate	6.8267	6.8792
Average quarterly RMB : US$ exchange rate	6.8273	6.8809

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

Earnings per share

The Company reports earnings per share in accordance with FASB Accounting Standard Codification Topic 260 (“ASC 260”) “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. The weighted average number of shares represents the common stock outstanding during the years, as adjusted retroactively to reflect the November 2007 recapitalization as described at Note 1. Diluted earnings per common share computations are based on the weighted average number of common shares outstanding during the period, plus the dilutive effect of stock options, warrants and restricted stock awards.

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

Share-based compensation expense was $83,190 and $130,000 and for the three months ended March 31, 2010 and 2009, respectively.

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

3.	Other income

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Bank interest income	29,248	25,142
Government sponsor	14,647	-
Foreign exchange contract income	1,582	-
Sundry income	31,897	41,673

	77,374	66,815

4.	Interest expenses

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Interest on trade related bank loan	60,073	28,200
Interest on short-term bank loans	6,260	12,920

	66,333	41,120

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Other expenses

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Foreign exchange contract expenses	-	51,536

	-	51,536

6.	Income taxes

The components of the provision for income taxes are:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

PRC income taxes	379,414	161,067

	379,414	161,067

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the provisions of ASC 740 did not have a material effect on the Company’s financial statements.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Prepaid expenses and other receivables

	At of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$

Purchase deposits paid	2,998,201	800,437
Advance to staff	255,314	150,139
Valued-added tax prepayment	176,476	339,868
Other deposits and prepayments	346,657	423,058
Other receivables	792,425	653,232

	4,569,073	2,366,734

8.	Deferred charges – Stock-based compensation

	At of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$

Cost
Stock-based compensation – consulting fee	-	520,000

Accumulated amortization	-	(520,000)

Net	-	-

Amortization expenses included in general and administrative costs for the three months ended March 31, 2010 and 2009 were $Nil and $130,000 respectively.

The Company is amortizing the $520,000 cost of stock-based compensation over a period of one year on the straight line basis.

9.	Share – based compensation expenses

The Company has outstanding equity awards issued under its legacy equity plans and equity plans assumed as a result of previous acquisitions. While the Company maintains a number of legacy and acquired equity incentive plans that have awards outstanding, equity awards are currently made only from the 2008 Omnibus Incentive Plan as described below.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Share – based compensation expenses (continued)

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”) was approved by the Company’s Board of Directors on October 30, 2008 and became effective upon the approval of the Company’s stockholders on December 11, 2008. The 2008 Plan has a ten year term. The 2008 Plan reserves two million shares of common stock for issuance, subject to increase from time to time by the number of shares: (i) subject to outstanding awards granted under the Company’s prior equity compensation plans that terminate without delivery of any stock (to the extent such shares would have been available for issuance under such prior plan), and (ii) subject to awards assumed or substituted in connection with the acquisition of another company.

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a maximum term of five years, and their exercise price may not be less than 110% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Each share subject to an award other than stock options or SARs will reduce the number of shares available for issuance under the 2008 Plan by 17,000 shares. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of March 31, 2010, there were 1,983,000 shares authorized and available for issuance under the 2008 Plan.

The restricted stock activity in 2010 related to the Company’s 2008 Plan was as follows:

		Weighted Average Grant Date Price
	Shares	$
Non-vested at December 31, 2009
Granted	17,000	8.11
Vested	-	-
Forfeited	-	-

Non-vested at March 31, 2010	17,000	8.11

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Earning per share

Basic earning per common share is computed by dividing income available to common shareholders by the weighted-averages number of shares of common stock outstanding during the period. Diluted earning per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutuve securities had been issued. Potentially dilutive securities include outstanding stock options, restricted shares. The dilutive effect of potentially dilutive securities is reflected in diluted earning per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009.

	Three months ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net income	1,580,700	402,966

Denominator:
Weighted-average shares outstanding	13,582,106	13,562,596
Effect of dilutive securities	49,990	-
Denominator:

Weighted-average shares diluted	13,632,096	13,562,596

Basic earning per common share	0.12	0.03

Diluted earning per common share	0.12	0.03

11.	Inventories

	At of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Raw materials	4,071,025	4,090,897
Work in progress	1,243,926	1,086,523
Finished goods	5,955,860	5,441,554
Packing materials	14,390	14,592

	11,285,201	10,633,566

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Plant and equipment

	At of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
Cost
Construction in progress	1,068,140	1,207,274
Furniture, fixtures and office equipment	1,935,902	1,748,650
Leasehold improvement	587,040	750,050
Machinery and equipment	9,297,524	9,040,243
Motor vehicles	731,698	710,245
Building	248,205	61,901

	13,868,509	13,518,363

Accumulated depreciation
Construction in progress	-	-
Furniture, fixtures and office equipment	714,157	619,020
Leasehold improvement	237,267	362,042
Machinery and equipment	2,150,592	1,962,512
Motor vehicles	314,241	288,931
Building	2,238	985

	3,418,495	3,233,490

Net
Construction in progress	1,068,140	1,207,274
Furniture, fixtures and office equipment	1,221,745	1,129,630
Leasehold improvement	349,773	388,008
Machinery and equipment	7,146,932	7,077,731
Motor vehicles	417,457	421,314
Building	245,967	60,916

	10,450,014	10,284,873

The components of depreciation charged are:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Included in cost of sales and selling and distribution costs	291,330	186,103
Included in operating expenses	69,242	51,114

	360,572	237,217

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Leasehold land

	At of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$

Cost	3,145,453	3,145,322

Accumulated amortization	(141,545)	(125,813)

Net	3,003,908	3,019,509

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

14.	Intangible asset – Consumer battery license

	At of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(162,500)	(150,000)

Net	837,500	850,000

Amortization expenses included in selling and distribution costs for the three months ended March 31, 2010 and 2009 was $12,500.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Intangible asset – Consumer battery license (continued)

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the three months ended March 31, 2010, the Company recorded a total of approximately $46,623 as royalty expense, which was included in selling and distribution costs in the statement of operations. At March 31, 2010, accrued royalty fees payable was $1,143,438 (see Note 19).

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

15.	Investment Securities

	As of
	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
	$	$

Investment securities - cost method	52,734	52,732

	52,734	52,732

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31 2010 and March 31, 2009:

		Fair Value Measurements at reporting date using
	March 31, 2010	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	13,188,095	-	-	13,188,095
Prepaid expenses and other receivables	4,569,073	-	-	4,569,073
Notes receivable	687,117	-	-	687,117

Liabilities
Non-trading foreign currency derivatives liabilities	8,524	-	8,524	-
Accounts payable	13,347,757	-		13,347,757
Other payables and accrued liabilities	4,086,950	-	-	4,086,950

		Fair Value Measurements at reporting date using
	December 31, 2009	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	14,896,503	-	-	14,896,503
Prepaid expenses and other receivables	2,366,734	-	-	2,366,734
Notes receivable	596,795	-	-	596,795

Liabilities		-
Non-trading foreign currency derivatives liabilities	11,041	-	11,041	-
Accounts payable	10,738,714	-		10,738,714
Other payables and accrued liabilities	3,563,308	-	-	3,563,308

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Risk Management Activities, Including Derivative

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Foreign exchange contracts, net
Gain recognized in Other income, net	1,582	-

Gain recognized in Other expenses, net	-	51,536

Hedging Activities

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At March 31, 2009, the Company had a series of currency forwards totaling a notional amount US$2,500,000 expiring from April 2010 to September 2010.

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

The cost of the effective portion of the cash flow hedges was $8,524 and $225,235 for the three months ended March 31, 2010 and 2009.

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

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise.  The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At March 31, 2010, warrants to purchase 47,500 shares of common stock were still outstanding.

19.	Other payables and accrued liabilities

	At of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Accrued expenses	1,603,855	2,056,261
Royalty payable	1,143,438	1,071,787
Sales deposits received	930,724	259,550
Other payables	408,933	175,710

	4,086,950	3,563,308

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Bank borrowings

	At of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
Secured:
Repayable within one year
Short term bank loans	-	2,929,551
Other trade related bank loans	15,747,410	11,858,163

	15,747,410	14,787,714

As of March 31, 2010, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $6,054,576 which is included in restricted cash on the Balance sheet;

(b)	personal guarantee executed by the directors of the Company;

(c)	the legal charge over leasehold land with carrying amount $3,003,908 (see Note 13); and

(d)	other financial covenant

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at March 31, 2010 ranged from 6.5% to 8%.

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. Total pension cost was $145,193 and $98,094 for the three months ended March 31, 2010 and 2009, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of March 31, 2010 are as follows:

Period ending March 31,	$

2010	565,118
2011	258,517

823,635

Rent expenses for the three months ended March 31, 2010 and 2009 were $235,616 and $241,063 respectively.

23.	Segment Information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting”.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

23.	Segment Information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Net revenue

Hong Kong and China	12,016,686	5,013,644
Asia	1,134,710	539,012
Europe	4,628,822	4,295,698
North America	2,401,611	1,368,795
South America	41,543	-
Others	-	92,656

	20,223,372	11,309,805

	At of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Accounts receivable

Hong Kong and China	9,488,154	8,511,192
Asia	428,261	476,659
Europe	2,139,042	4,050,519
North America	1,108,046	1,846,832
South America	-	900
Africa	23,992	10,300
Other	-	101

	13,188,095	14,896,503

24.	Subsequent Events

We have evaluated significant events and transactions that occurred from April 1, 2010 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2010.

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

Net sales for the three months ended March 31, 2010 were $20.2 million compared to $11.3 million for the three months ended March 31, 2009, an increase of 78.8%.  This increase was largely due to a 57% increase in the number of battery units sold and a 1% increase in the average selling price of our battery units.  The 57% increase in the number of battery units sold was due to increased orders from our major customers.  The 1% increase in the average selling price of our battery units was due to an increase in the average cost of nickel during the three months ended March 31, 2010 compared to the comparable period in 2009.  Net sales during the three months ended March 31, 2010 also included $17,362 from the sale of battery seconds (waster materials).  No such sales of battery seconds occurred during the three months ended March 31, 2009.

Cost of sales consists of the cost of nickel and other materials.  Costs of sales were $16.0 million million the three months ended March 31, 2010 as compared to $8.9 million for the comparable period in 2009.  As a percentage of net sales, cost of sales increased to 79.0% for the three months ended March 31, 2010 compared to 78.8% for the comparable period in 2009.  This increase was attributable to a 2% increase in the average per unit cost of goods sold during three months ended March 31, 2010 as compared to the comparable period in 2009, which was offset by a 1% increase in the average selling price of our battery units during the three months ended March 31, 2010 over three months ended March 31, 2009. The 2% increase in the average per unit cost of goods sold resulted from an 80% increase in the average cost of nickel during the three months ended March 31, 2010 compared to the comparable period in 2009.

Gross profit for the three months ended March 31, 2010 was $4.2 million, or 21.0% of net sales, compared to $2.4 million, or 21.2% of net sales, for the comparable period in 2009.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the three months ended March 31, 2010 is primarily due to a 2% increase in the average per unit cost of goods sold during three months ended March 31, 2010 as compared to the comparable period in 2009.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Li-ion batteries to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future. We engaged many new customers such as LG, Shenzhen JiaYang Battery Co., Ltd. for our Li-ion products. Our current monthly Li-ion battery production increased by 300% during three months ended March 31, 2010 as compared to the comparable period in 2009.

Selling and distribution costs were $752,000 for the three months ended March 31, 2010 compared to $531,000 for the comparable period in 2009. The increase was primarily due to the expansion of our salesforce.

General and administrative costs were $1.5 million, or 7.2% of net sales, for the three months ended March 31, 2010, compared to $1.1 million, or 9.8% of net sales, for the comparable period in 2009. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The decrease as a percentage of net sales was primarily due to our enhanced general and administrative costs controls.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $22,000 and $33,000, respectively, in the three months ended March 31, 2010 and 2009, a decrease of 31.7%, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

Interest expense was $66,000 for the three months ended March 31, 2010, as compared to $41,000 for the comparable period in 2009. The increase was primarily due to higher borrowing levels. We increased our borrowings by approximately $1.0 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $77,000, for the three months ended March 31, 2010, as compared to $67,000 for the three months ended March 31, 2009, an increase of 15.8%. The increase was due to a $4,000 increase in bank interest income, a $15,000 gain from government sponsor and a $2,000 in foreign exchange contract income during the three months ended March 31, 2010 as compared to the comparable period in 2009, partially offset by a $10,000 decrease in sundry income.

During the three months ended March 31, 2010, we recorded a provision for income taxes of $379,000, as compared to $161,000 for the comparable period in 2009.  The increase was a result of an increase in our net taxable income.

Net income for the three months ended March 31, 2010 was $1.6 million, compared to net income of $403,000 for the comparable period in 2009.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing.  As of March 31, 2010, we had in place general banking facilities with four financial institutions aggregating $27.0 million.  The maturity of these facilities is generally up to one year.  The facilities are subject to annual review and approval.  These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type.  However, these covenants do not have any impact on our ability to undertake additional debt or equity financing.  Interest rates are generally based on the banks’ reference lending rates.  No significant commitment fees are required to be paid for the banking facilities.  As of March 31, 2010, we had utilized approximately $15.7 million under such general credit facilities and had available unused credit facilities of $11.3 million.

For the three months ended March 31, 2010, net cash provided by operating activities was approximately $4.3 million, as compared to $3.7 million for the comparable period in 2009. The increase in net cash provided by operating activities is primarily attributable to an increase in accounts payable levels.

Net cash used in investing activities was $568,000 for the three months ended March 31, 2009 compared to $560,000 for the comparable period in 2008. The increase of cash used in investing activities was primarily attributable to a slight increase in the acquisition of plant and equipment over the respective periods.

Net cash provided by financing activities was $$383,000 during the three months ended March 31, 2010, as compared to net cash used in financing activities of $3.8 million for the three months ended March 31, 2009.  The increase in net cash provided by financing activities was attributable to an increase in bank borrowings of $1.0 million over the respective periods.

For the three months ended March 31, 2010, our inventory turnover was 5.7 times, as compared to 4.9 times at March 31, 2009. The average days outstanding of our accounts receivable at March 31, 2010 were 63 days, as compared to 64 days at March 31, 2009. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $1.0 million.

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

Recent Accounting Pronouncements

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on our financial position or results of operations; however it will likely have an impact on our accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”) to amend and expand the disclosures about derivatives and hedging activities. The standard requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This standard is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of our fiscal year, did not have a material impact on our consolidated financial statements

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. We implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to our financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on our consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   We are in the process of evaluating the impact of this standard on our consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162), reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed our references to GAAP authoritative guidance but did not impact our financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012); early adoption is permitted.  We are currently evaluating the impact of adopting ASU 2009-14 on our financial statements.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 75% of our sales are made in U.S. Dollars. During the three months ended March 31, 2010, the exchange rate of the RMB to the U.S. Dollar decreased approximately 0.03% from the level at the end of December 31, 2009. This fluctuation resulted in a slight increase in our material costs during the three months ended March 31, 2010. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affect the value of its US dollar receivables and sales. At March 31, 2010, the Company had a series of currency forwards totaling a notional amount US$2.5 million expiring from April 2010 to September 2010. The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses. We experienced $1,582 gain in the value of currency forwards in the three months ended March 31, 2010 as compared to a $51,536 loss on currency forwards during the comparable period in 2009.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2010.

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

Hong Kong Highpower Technology, Inc.

Dated: May 12, 2010	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	Henry Ngan
	By:	Henry Ngan
	Its:	Chief Financial Officer