Form 10-Q
period 2010-06-30
Hong Kong Highpower Technology, Inc.
filed 2010-08-13
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of August 11, 2010.

HONG KONG HIGHPOWER TECHNOLOGY, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

INDEX

Item 1. Financial Statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets :
Cash and cash equivalents	3,548,525	2,967,586
Restricted cash	6,683,776	5,478,418
Accounts receivable	18,888,393	14,896,503
Notes receivable	860,786	596,795
Prepaid expenses and other receivables – Note 7	4,345,588	2,366,734
Inventories – Note 11	15,017,272	10,633,566

Total Current Assets	49,344,340	36,939,602
Plant and equipment, net – Note 12	12,118,022	10,284,873
Leasehold land, net – Note 13	2,987,656	3,019,509
Intangible asset, net – Note 14	825,000	850,000
Investment securities – Note 15	52,725	52,732
Investment in an associate	142,515	-

TOTAL ASSETS	65,470,258	51,146,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Non-trading foreign currency derivatives liabilities	11,039	11,041
Accounts payable	19,969,317	10,738,714
Other payables and accrued liabilities – Note 19	4,456,429	3,563,308
Income taxes payable	589,804	876,739
Bank borrowings – Note 20	16,151,634	14,787,714

Total Current Liabilities	41,178,223	29,977,516

COMMITMENTS AND CONTINGENCIES – Note 22

(continued)

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2010 –13,582,106 shares (2009 –13,582,106 shares)	1,358	1,358
Additional paid-in capital	5,155,864	5,065,426
Accumulated other comprehensive income	1,890,208	2,023,858
Retained earnings	17,244,605	14,078,558

TOTAL STOCKHOLDERS’ EQUITY	24,292,035	21,169,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	65,470,258	51,146,716

See accompanying notes to unaudited condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	28,978,114	15,445,484	49,201,486	26,755,289
Cost of sales	(23,578,703)	(12,371,676)	(39,555,745)	(21,285,385)

Gross profit	5,399,411	3,073,808	9,645,741	5,469,904
Depreciation – Note 12	(69,719)	(68,075)	(138,961)	(119,189)
Selling and distribution costs	(1,110,448)	(580,458)	(1,862,502)	(1,111,807)
General and administrative costs, including stock-based compensation	(2,168,103)	(1,046,340)	(3,621,710)	(2,149,262)
Loss on exchange rate difference	(130,130)	(22,865)	(152,484)	(55,589)

Income from operations	1,921,011	1,356,070	3,870,084	2,034,057
Change in fair value of currency forwards	-	(21,510)	-	(109,623)
Other income – Note 3	126,026	21,774	203,400	88,589
Interest expenses – Note 4	(101,111)	(39,377)	(167,444)	(80,497)
Other expenses - Note 5	-	(119,549)	-	(171,085)

Income before taxes	1,945,926	1,197,408	3,906,040	1,761,441
Income taxes – Note 6	(360,579)	(228,752)	(739,993)	(389,819)

Net income for the period	1,585,347	968,656	3,166,047	1,371,622

Other comprehensive income
- Foreign currency translation gain	(7,898)	456,215	(23,495)	492,064
- Cash flow hedge	(2,515)	-	2	-

Comprehensive income	1,574,934	1,424,871	3,142,554	1,863,686

Earnings per share of common stock
- Basic	0.12	0.07	0.23	0.10
- Diluted	0.12	0.07	0.23	0.10

Weighted average number of common stock
- Basic	13,582,106	13,762,217	13,582,106	13,651,389
- Diluted	13,732,096	13,812,547	13,732,096	13,703,889

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	3,166,047	1,371,622
Adjustments to reconcile net income to net cash provided by operating activities :
Amortization of intangible asset	25,000	25,000
Amortization of leasehold land	31,853	31,331
Depreciation	674,296	424,007
Change in fair value of currency forwards	-	109,623
Loss on disposal of plant and equipment	48,381	6,834
Share based payment	80,372	216,667
Bad debt written off	5,626	-

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(4,604,365)	(850,943)
Notes receivable	(266,209)	(146,046)
Prepaid expenses and other receivables	(1,979,423)	(1,743,845)
Inventories	(4,385,862)	3,451,450
Increase (decrease) in -
Accounts payable	9,837,912	835,955
Other payables and accrued liabilities	893,755	3,532,852
Income taxes payable	(286,852)	(165,841)

Net cash flows provided by operating activities	3,240,531	7,098,666

Cash flows from investing activities
Acquisition of plant and equipment	(2,563,278)	(1,569,989)
Investment in an associate	(142,515)	-

Net cash flows used in investing activities	(2,705,793)	(1,569,989)

Cash flows from financing activities
Proceeds from new short-term bank loans	4,803,830	2,626,113
Repayment of short-term bank loans		-
Repayment of other secured loans	(3,437,764)	(11,936,980)
(Decrease) Increase in restricted cash	(1,206,238)	779,112

Net cash flows (used in) provided by financing activities	159,828	(8,531,755)

Net (decrease) increase in cash and cash equivalents	694,566	(3,003,078)
Effect of foreign currency translation on cash and cash equivalents	(113,627)	148,370
Cash and cash equivalents - beginning of period	2,967,586	4,175,780

Cash and cash equivalents - end of period	3,548,525	1,321,072

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	167,445	80,497

See accompanying notes to unaudited condensed consolidated financial statements

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation

Hong Kong Highpower Technology, Inc. (“Highpower” or the “Company,” was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire.

The Company was organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries.

As used herein, the “Company” refers to Highpower and its wholly-owned subsidiaries, unless the context indicates otherwise.

In January 2008, Hong Kong Highpower Technology Co., Ltd., a subsidiary of the Company (“HKHTC”), invested $749,971 in HZ Highpower Technology Co., Ltd. (“HZ Highpower”). HZ Highpower is a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as at June 30, 2010.

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

On November 18, 2009, HKHTC invested an additional $1,227,487 in SZ Highpower.

In May 25, 2010, the Company invested $142,515 in Springpower International, Inc. (“Springpower International”) which became an associate of HKHTC. Springpower International is incorporated in Canada. It mainly researches and develops advanced, high performance battery materials and clean energy materials.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

1.	Organization and Basis of Presentation (continued)

Description of business

The subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities

Hong Kong Highpower Technology Co., Ltd (“HKHTC”)	Hong Kong Jul 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd (“SZ Highpower”)	PRC Oct 8, 2002	100%	Manufacturing of batteries

HZ Highpower Technology Co., Ltd (“HZ Highpower”)	PRC Jan 29, 2008	100%	Inactive

Spring Power Technology (Shenzhen) Co., Ltd (“SZ Spring Power”)	PRC Jun 4, 2008	100%	Manufacturing of batteries

The associate of the Company include the following:

Springpower International, Inc. (“Springpower International”)	Canada Mar 22, 2010	40%	Research and development of batteries

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Concentrations of credit risk (Continued)

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009

Company A	19%	22%
Company B	*	13%
* Less than 10%

	19%	35%

Details of the accounts receivable from the customers with the largest receivable balances at of June 30, 2010 and 2009 are as follows:

	Percentage of accounts receivable
	June 30,	June 30,
	2010	2009

Company A	29%	24%
Company B	*	11%
Company C	16%	*
* Less than 10%
Largest receivable balances	45%	35%

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

Restricted cash

Certain cash balances are held as security for short-term bank borrowings and are classified as restricted cash in the Company’s balance sheets.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company experienced bad debts of $5,626 and $Nil during the six months ended June 30, 2010 and 2009, respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the six months ended June 30, 2010 and 2009, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $38,730 and $18,831 for the six months ended June 30, 2010 and 2009 respectively. Generally, waste materials on hand at the end of a year are nominal.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

There was no impairment of long-lived assets for the six months ended June 30, 2010 and 2009.

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

Advertising and promotion expenses, which are included in selling and distribution costs, were not material for the six months ended June 30, 2010 and 2009.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	June 30, 2010	June 30,2009

Quarter end RMB : US$ exchange rate	6.8279	6.8186
Average quarterly RMB : US$ exchange rate	6.8271	6.8535

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Share-based compensation expense was $80,372 and $216,667 and for the six months ended June 30, 2010 and 2009, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In January 2010 the FASB issued guidance that eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

In January 2010 the FASB issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective during the six months ended June 30, 2010. We adopted the relevant provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other income

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Bank interest income	20,605	7,627	49,853	32,769
Foreign exchange contract income	3,774	-	5,356	-
Government sponsor	35,266	-	49,913	-
Sundry income	66,381	14,147	98,278	55,820

	126,026	21,774	203,400	88,589

4.	Interest expenses

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on trade related bank loan	91,928	35,203	152,001	63,403
Interest on short-term bank loans	9,183	4,174	15,443	17,094

	101,111	39,377	167,444	80,497

5.	Other expenses

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Foreign exchange contract expenses	-	119,549	-	171,085

	-	119,549	-	171,085

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes

The components of the provision for income taxes are:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

PRC income taxes	360,579	228,752	739,993	389,819

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

7.	Prepaid expenses and other receivables

	At of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Purchase deposits paid	1,317,417	800,437
Advance to staff	126,207	150,139
Valued-added tax prepayment	1,739,046	339,868
Other deposits and prepayments	417,052	423,058
Other receivables	745,866	653,232

	4,345,588	2,366,734

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Deferred charges – Stock-based compensation

	At of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$

Cost
Stock-based compensation – consulting fee	-	520,000

Accumulated amortization	-	(520,000)

Net	-	-

Amortization expenses included in general and administrative costs for the six months ended June 30, 2010 and 2009 were $Nil and $216,667 respectively.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Share – based compensation expenses (continued)

2008 Omnibus Incentive Plan (continued)

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a maximum term of five years, and their exercise price may not be less than 110% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Each share subject to an award other than stock options or SARs will reduce the number of shares available for issuance under the 2008 Plan by 17,000 shares. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of June 30, 2010, there were 1,983,000 shares authorized and available for issuance under the 2008 Plan.

The restricted stock activity in 2010 related to the Company’s 2008 Plan was as follows:

		Weighted Average Grant Date Price
	Shares	$
Non-vested at December 31, 2009
Granted	17,000	8.11
Vested	(8,500)	5.74
Forfeited	-	-

Non-vested at June 30, 2010	8,500	10.48

The share option activity in 2010 related to the Company’s 2008 Plan was as follows:

			Weighted
	Number of	Weighted average	average remaining
	options	exercise price	life

Balance as of January 1, 2010	-	-	-

Granted during the period	100,000	3.85	10.00
Forfeited during the period	-	-

Balance as of June 30, 2010	100,000	3.85	9.92

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
9.	Share – based compensation expenses (continued)

The share option activity in 2010 related to the Company’s 2008 Plan was as follows (continued):
			Weighted
	Number of	Weighted average	average remaining
	options	exercise price	life

Exercisable as of January 1, 2010	-	-	-

Exercisable during the period	33,333	3.85	10.00
Forfeited during the period	-	-

Exercisable as of June 30, 2010	33,333	3.85	9.92

10.	Earning per share

Basic earning per common share is computed by dividing income available to common shareholders by the weighted-averages number of shares of common stock outstanding during the period. Diluted earning per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted shares. The dilutive effect of potential dilutive securities is reflected in diluted earning per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following tables set forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2010 and 2009.

	Six months ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net income	3,166,047	1,371,622

Denominator:
Weighted-average shares outstanding	13,582,106	13,651,389
Effect of dilutive securities	149,990	52,500
Denominator:

Weighted-average shares diluted	13,732,096	13,703,889

Basic earning per common share	0.23	0.10

Diluted earning per common share	0.23	0.10

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
11.	Inventories
	At of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Raw materials	5,376,931	4,090,897
Work in progress	1,690,589	1,086,523
Finished goods	7,935,094	5,441,554
Packing materials	14,658	14,592

	15,017,272	10,633,566

12.	Plant and equipment

	At of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
Cost
Construction in progress	2,226,938	1,207,274
Furniture, fixtures and office equipment	2,054,284	1,748,650
Leasehold improvement	671,751	750,050
Machinery and equipment	9,965,280	9,040,243
Motor vehicles	731,395	710,245
Building	248,162	61,901

	15,897,810	13,518,363

Accumulated depreciation
Construction in progress	-	-
Furniture, fixtures and office equipment	782,215	619,020
Leasehold improvement	303,786	362,042
Machinery and equipment	2,347,272	1,962,512
Motor vehicles	340,813	288,931
Building	5,702	985

	3,779,788	3,233,490
Net
Construction in progress	2,226,938	1,207,274
Furniture, fixtures and office equipment	1,272,069	1,129,630
Leasehold improvement	367,965	388,008
Machinery and equipment	7,618,008	7,077,731
Motor vehicles	390,582	421,314
Building	242,460	60,916
	12,118,022	10,284,873

The components of depreciation charged are:

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Plant and equipment (continued)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Included in factory overheads	244,005	118,715	535,335	304,818
Included in operating expenses	69,719	68,075	138,961	119,189

	313,724	186,790	674,296	424,007

13.	Leasehold land

	At of
	June 30,		December 31,
	2010		2009
	(Unaudited)		(Audited)
	$		$

Cost	3,144,901		3,145,322

Accumulated amortization	(157,245	).	(125,813)

Net	2,987,656		3,019,509

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

14.	Intangible asset – Consumer battery license

	At of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(175,000)	(150,000)

Net	825,000	850,000

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Intangible asset – Consumer battery license (continued)

Amortization expenses included in selling and distribution costs for the six months ended June 30, 2010 and 2009 was $25,000.

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

HONG KONG HIGHPOWER TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Investment Securities

	As of
	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
	$	$

Investment securities - cost method	52,725	52,732

	52,725	52,732

The investments in less than twenty percent owned entities are accounted for under the cost basis.

16.	Fair Value Measurements

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30 2010 and December 31, 2009:

		Fair Value Measurements at reporting date using
	June 30, 2010	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	18,888,393	-	-	18,888,393
Prepaid expenses and other receivables	4,345,588	-	-	4,345,588
Notes receivable	860,786	-	-	860,786

Liabilities
Non-trading foreign currency derivatives liabilities	11,039	-	11,039	-
Accounts payable	19,969,317	-	-	19,969,317
Other payables and accrued liabilities	4,456,429	-	-	4,456,429

		Fair Value Measurements at reporting date using
	December 31, 2009	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	14,896,503	-	-	14,896,503
Prepaid expenses and other receivables	2,366,734	-	-	2,366,734
Notes receivable	596,795	-	-	596,795

Liabilities		-
Non-trading foreign currency derivatives liabilities	11,041	-	11,041	-
Accounts payable	10,738,714	-		10,738,714
Other payables and accrued liabilities	3,563,308	-	-	3,563,308

Level 2 financial assets represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs are applicable, such as currency rate. Level 3 financial assets represent the fair value of our accounts receivables.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Risk Management Activities, Including Derivative

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Foreign exchange contracts, net
Gain recognized in Other income, net	5,356	-

Gain recognized in Other expenses, net	-	171,085

Hedging Activities

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At June 30, 2010, the Company had a series of currency forwards totaling a notional amount US$7,500,000 expiring from July 2010 to May 2011.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The cost of the effective portion of the cash flow hedges was $11,039 and $294,648 for the six months ended June 30, 2010 and 2009, respectively.

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

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At June 30, 2010, warrants to purchase 47,500 shares of common stock were still outstanding.

19.	Other payables and accrued liabilities

	At of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Accrued expenses	1,694,753	2,056,261
Royalty payable	1,135,048	1,071,787
Sales deposits received	824,602	259,550
Other payables	802,026	175,710

	4,456,429	3,563,308

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Bank borrowings

	At of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Secured:
Repayable within one year
Short term bank loans	-	2,929,551
Other trade related bank loans	16,151,634	11,858,163

	16,151,634	14,787,714

As of June 30, 2010, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $ which is included in restricted cash on the Balance sheet;

(b)	personal guarantee executed by the directors of the Company;

(c)	the legal charge over leasehold land with carrying amount $2,987,656 (see Note 13); and

(d)	other financial covenant

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at June 30, 2010 ranged from 6.5% to 8%.

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. Total pension cost was $268,196 and $258,228 for the six months ended June 30, 2010 and 2009, respectively.

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2010 are as follows:

Period ending June 30,	$

2010	439,328
2011	258,525

697,853

Rent expenses for the six months ended June 30, 2010 and 2009 were $462,413 and $475,375 respectively.

23.	Segment Information

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

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Net revenue

Hong Kong and China	32,326,801	12,157,121
Asia	2,512,843	1,573,266
Europe	8,990,128	9,002,647
North America	5,122,431	3,818,465
South America	846	41,911
Others	248,437	161,879

	49,201,486	26,755,289

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

23.	Segment Information

	At of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Accounts receivable

Hong Kong and China	14,316,129	8,511,192
Asia	550,004	476,659
Europe	2,623,218	4,050,519
North America	1,388,954	1,846,832
South America	-	900
Africa	10,088	10,300
Other	-	101

	18,888,393	14,896,503

24.	Subsequent Events

We have evaluated significant events and transactions that occurred from July 1, 2010 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Unaudited Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2010.

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

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for the our products; fluctuations in the cost of raw materials; our dependence on, or inability to attract additional, major customers for a significant portion of our net sales; our ability to increase manufacturing capabilities to satisfy orders from new customers; changes in the laws of the PRC that affect our operations; our ability to complete construction at our new manufacturing facility on time; our ability to control operating expenses and costs related to the construction of our new manufacturing facility; the devaluation of the U.S. Dollar relative to the Renminbi; our dependence on the growth in demand for portable electronic devices and the success of manufacturers of the end applications that use our battery products; our responsiveness to competitive market conditions; our ability to successfully manufacture Li-ion batteries in the time frame and amounts expected; the market acceptance of our Li-ion products; changes in foreign, political, social, business and economic conditions that affect our production capabilities or demand for our products; and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described in elsewhere in this report or in the “Risk Factors” section of our 2009 Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name to Hong Kong Highpower Technology, Inc. HKHT was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in founded in 2001.  HKHT formed HZ Highpower and Springpower in 2008.  HZ Highpower has not yet commenced business operations.

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

We recently began a new materials business in which we buy and resell certain raw materials related to our battery manufacturing operations.  This new materials business generates revenue and income and helps us understand our raw material supply chain, control our raw material costs and ensure that we have a steady supply of raw materials for our battery manufacturing operations.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

Net sales for the three months ended June 30, 2010 were $29.0 million compared to $15.4 million for the three months ended June 30, 2009, an increase of 87.6%.  This increase was largely due to a 55% increase in the number of battery units sold and a 1% increase in the average selling price of our battery units.  The 55% increase in the number of battery units sold was due to increased orders from our customers.  The 1% increase in the average selling price of our battery units was due to an increase in the average cost of nickel during the three months ended June 30, 2010 compared to the comparable period in 2009.  Net sales during the three months ended June 30, 2010 also included sales from our New Material business and $21,368 from the sale of battery seconds (waster materials).  No such sales of battery seconds occurred during the three months ended June 30, 2009.

Cost of sales consists of the cost of nickel and other materials.  Costs of sales were $23.6 million million the three months ended June 30, 2010 as compared to $12.4 million for the comparable period in 2009.  As a percentage of net sales, cost of sales increased to 81.4% for the three months ended June 30, 2010 compared to 80.1% for the comparable period in 2009.  This increase was attributable to a 1% increase in the average per unit cost of goods sold during three months ended June 30, 2010 as compared to the comparable period in 2009, which was offset by a 1% increase in the average selling price of our battery units during the three months ended June 30, 2010 over three months ended June 30, 2009. The 1% increase in the average per unit cost of goods sold resulted from an 70% increase in the average cost of nickel during the three months ended June 30, 2010 compared to the comparable period in 2009.

Gross profit for the three months ended June 30, 2010 was $5.4 million, or 18.6% of net sales, compared to $3.1 million, or 19.9% of net sales, for the comparable period in 2009.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the three months ended June 30, 2010 is primarily due to a 1% increase in the average per unit cost of goods sold during three months ended June 30, 2010 as compared to the comparable period in 2009.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Li-ion batteries to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future. Our current monthly Li-ion battery production increased by 113% during three months ended June 30, 2010 as compared to the comparable period in 2009.

Selling and distribution costs were $1.1 million for the three months ended June 30, 2010 compared to $0.6 million for the comparable period in 2009. The increase was primarily due to the expansion of our salesforce.

General and administrative costs were $2.2 million, or 7.5% of net sales, for the three months ended June 30, 2010, compared to $1.0 million, or 6.8% of net sales, for the comparable period in 2009. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The increase as a percentage of net sales was primarily due to increased labor costs and research & development expenses.  Labor and personnel costs increased $259,000 for the three months ended June 30, 2010 as compared to the comparable period in 2009 due to the expansion of our workforce to expand production. Research &development expenses increased $129,000 for the three months ended June 30, 2010 as compared to the comparable period in 2009  due to our increased commitment to advance our research and development activities.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $130,000 and $23,000, respectively, in the three months ended June 30, 2010 and 2009.  The increase in the losses on exchange rate was due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

Interest expense was $101,000 for the three months ended June 30, 2010, as compared to $39,000 for the comparable period in 2009. The increase was primarily due to higher borrowing levels. We increased our borrowings by approximately $10.5 million in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $126,000, for the three months ended June 30, 2010, as compared to $22,000 for the three months ended June 30, 2009, an increase of 478.7%. The increase was due to a  $13,000 increase in bank interest income, a  $35,000 gain from government sponsor, a $4,000 gain on a foreign exchange contract and $52,000 increase in sundry income during the three months ended June 30, 2010 as compared to

We had other expenses related to foreign exchange contracts of $120,000 in the three months ended June 30, 2009.  We had no such expenses in the three months ended June 30, 2010.

During the three months ended June 30, 2010, we recorded a provision for income taxes of $361,000, as compared to $229,000 for the comparable period in 2009.  The increase was a result of an increase in our net taxable income.

Net income for the three months ended June 30, 2010 was $1.6 million, compared to net income of $969,000 for the comparable period in 2009.

Six Months Ended June 30, 2010 and 2009

Net sales for the six months ended June 30, 2010 were $49.2 million compared to $26.8 million for the six months ended June 30, 2009, an increase of 83.9%.  This increase was largely due to a 56% increase in the number of battery units sold and a 1% increase in the average selling price of our battery units.  The 56% increase in the number of battery units sold was due to increased orders from our customers.  The 1% increase in the average selling price of our battery units was due to an increase in the average cost of nickel during the six months ended June 30, 2010 compared to the comparable period in 2009.  Net sales during the six months ended June 30, 2010 also included $38,730 from the sale of battery seconds (waster materials). Sales of battery seconds (waster materials) increased from $18,831 during the six months ended June 30, 2009 to $38,730 during the six months ended June 30, 2010.

Cost of sales consists of the cost of nickel and other materials.  Costs of sales were $39.6 million million the six months ended June 30, 2010 as compared to $21.3 million for the comparable period in 2009.  As a percentage of net sales, cost of sales increased to 80.4% for the six months ended June 30, 2010 compared to 79.6% for the comparable period in 2009.  This increase was attributable to a 1% increase in the average per unit cost of goods sold during six months ended June 30, 2010 as compared to the comparable period in 2009, which was offset by a 1% increase in the average selling price of our battery units during the six months ended June 30, 2010 over six months ended June 30, 2009. The 1% increase in the average per unit cost of goods sold resulted from a 70% increase in the average cost of nickel during the six months ended June 30, 2010 compared to the comparable period in 2009.

Gross profit for the six months ended June 30, 2010 was $9.6 million, or 19.6% of net sales, compared to $5.5 million, or 20.4% of net sales, for the comparable period in 2009.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the six months ended June 30, 2010 is primarily due to a 1% increase in the average per unit cost of goods sold during six months ended June 30, 2010 as compared to the comparable period in 2009.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Li-ion batteries to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future. Our current monthly Li-ion battery production increased by 160% during six months ended June 30, 2010 as compared to the comparable period in 2009.

Selling and distribution costs were $1.9 million for the six months ended June 30, 2010 compared to $1.1 million for the comparable period in 2009. The increase was primarily due to the expansion of our salesforce.

General and administrative costs were $3.6 million, or 7.4% of net sales, for the six months ended June 30, 2010, compared to $2.1 million, or 8.0% of net sales, for the comparable period in 2009. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The decrease as a percentage of net sales was primarily due to our enhanced general and administrative costs controls and scaling effect.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $152,000 and $56,000, respectively, in the six months ended June 30, 2010 and 2009.  The increase in the losses on exchange rate was due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.   Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

Interest expense was $167,000 for the six months ended June 30, 2010, as compared to $80,000 for the comparable period in 2009. The increase was primarily due to higher borrowing levels. We increased our borrowings by approximately $10.5 million in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $203,000, for the six months ended June 30, 2010, as compared to $89,000 for the six months ended June 30, 2009, an increase of 129.6%. The increase was due to a $17,000 increase in bank interest income, a $50,000 gain from a government sponsor, a $5,000 gain from a foreign  exchange contract and a $42,000 increase in sundry income during the six months ended June 30, 2010 as compared to the comparable period in 2009.

We had other expenses related to foreign exchange contracts of $171,000 in the six months ended June 30, 2009 related to foreign exchange contracts.  We had no such expenses in the six months ended June 30, 2010.

During the six months ended June 30, 2010, we recorded a provision for income taxes of $740,000, as compared to $390,000 for the comparable period in 2009.  The increase was a result of an increase in our net taxable income.

Net income for the six months ended June 30, 2010 was $3.2 million, compared to net income of $1.4 million for the comparable period in 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $3.6 million as of June 30, 2010, as compared to $3.0 million as of December 31, 2009. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing.  As of June 30, 2010, we had in place general banking facilities with five financial institutions aggregating $35.0 million.  The maturity of these facilities is generally up to one year.  The facilities are subject to annual review and approval.  These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type.  However, these covenants do not have any impact on our ability to undertake additional debt or equity financing.  Interest rates are generally based on the banks’ reference lending rates.  No significant commitment fees are required to be paid for the banking facilities.  As of June 30, 2010, we had utilized approximately $16.2 million under such general credit facilities and had available unused credit facilities of $18.8 million.

For the six months ended June 30, 2010, net cash provided by operating activities was approximately $3.3 million, as compared to $7.1 million for the comparable period in 2009. The decrease in net cash provided by operating activities is primarily attributable to an increase in accounts receivable and an increase in inventories.

Net cash used in investing activities was $2.6 million for the six months ended June 30, 2010 compared to $1.6 million for the comparable period in 2009. The increase of cash used in investing activities was primarily attributable to a slight increase in the acquisition of plant and equipment over the respective periods.

Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2010, as compared to net cash used in financing activities of $8.5 million for the six months ended June 30, 2009.  The increase in net cash provided by financing activities was attributable to a decrease in the repayment of other secured loans.

For the six months ended June 30, 2010, our inventory turnover was 6.4 times, as compared to 5.5 times at June 30, 2009. The average days outstanding of our accounts receivable at June 30, 2010 were 73 days, as compared to 54 days at June 30, 2009. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  Total contributions to the funds were approximately $123,000 and $110,000 in the three months ended June 30, 2010 and 2009, respectively and $268,196 and $258,228 in the six months ended June 30, 2010 and 2009, respectively.  We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

In January 2010 the FASB issued guidance that eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

In January 2010 the FASB issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

 In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective during the six months ended June 30, 2010. We adopted the relevant provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 75% of our sales are made in U.S. Dollars. During the six months ended June 30, 2010, the exchange rate of the RMB to the U.S. Dollar increased approximately 0.5% from the level at the end of December 31, 2009. This fluctuation resulted in a slight increase in our material costs during the six months ended June 30, 2010.  A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affect the value of its US dollar receivables and sales. At June 30, 2010, the Company had a series of currency forwards totaling a notional amount US$7,500,000 expiring from July 2010 to May 2011. The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses. We experienced $5,356 gain in the value of currency forwards in the six months ended June 30, 2010 as compared to a $171,085 loss on currency forwards during the comparable period in 2009.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2010.

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

Hong Kong Highpower Technology, Inc.

Dated: August 12, 2010	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	Henry Ngan
	By:	Henry Ngan
	Its:	Chief Financial Officer