Form 10-Q
period 2010-09-30
Highpower International, Inc.
filed 2010-11-12
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  001-34098

HIGHPOWER INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang,
Shenzhen, Guangdong, 518111,People’s Republic of China
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

(86) 755-89686238
 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Hong Kong Highpower Technology, Inc.

Former Name
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

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of November 11, 2010.

HIGHPOWER INTERNATIONAL, INC.
 FORM 10-Q
 For the Quarterly Period Ended September 30, 2010

Item 1. Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	5,385,507	2,967,586
Restricted cash	7,579,676	5,478,418
Accounts receivable	19,459,847	14,896,503
Notes receivable	1,979,551	596,795
Prepaid expenses and other receivables – Note 7	4,958,306	2,366,734
Inventories – Note 11	14,773,060	10,633,566

Total Current Assets	54,135,947	36,939,602
Plant and equipment, net – Note 12	13,242,801	10,284,873
Leasehold land, net – Note 13	2,978,606	3,019,509
Intangible asset, net – Note 14	812,500	850,000
Investment securities – Note 15	52,843	52,732
Investment in an associate	135,735	-

TOTAL ASSETS	71,358,432	51,146,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Non-trading foreign currency derivatives liabilities	11,065	11,041
Accounts payable	17,798,596	10,738,714
Other payables and accrued liabilities – Note 19	5,051,365	3,563,308
Income taxes payable	855,227	876,739
Bank borrowings – Note 20	21,704,893	14,787,714

Total Current Liabilities	45,421,146	29,977,516

COMMITMENTS AND CONTINGENCIES – Note 22

(continued)

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Stated in US Dollars)

	As of
	September30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2010 –13,582,106 shares (2009 –13,582,106 shares)	1,358	1,358
Additional paid-in capital	5,173,097	5,065,426
Accumulated other comprehensive income	2,082,617	2,023,858
Retained earnings	18,680,214	14,078,558

TOTAL STOCKHOLDERS’ EQUITY	25,937,286	21,169,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	71,358,432	51,146,716

See accompanying notes to unaudited condensed consolidated financial statements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	27,774,213	21,056,149	76,975,699	47,811,438
Cost of sales	(21,900,312)	(15,835,110)	(61,456,057)	(37,120,495)

Gross profit	5,873,901	5,221,039	15,519,642	10,690,943
Depreciation – Notes 12	(57,638)	(50,120)	(196,599)	(169,309)
Selling and distributing costs	(1,132,812)	(767,194)	(2,995,314)	(1,879,001)
General and administrative costs, including stock-based compensation	(2,625,900)	(1,464,392)	(6,247,610)	(3,613,654)
Loss on exchange rate difference	(328,921)	(6,813)	(481,405)	(62,402)
Loss from associate	(6,780)	-	(6,780)	-

Income from operations	1,721,850	2,932,520	5,591,934	4,966,577
Change in fair value of currency forwards	-	(7,483)	-	(117,106)
Other income – Note 3	83,490	289,843	286,890	378,432
Interest expenses – Note 4	(89,669)	(199,125)	(257,113)	(279,622)
Other expenses - Note 5	-	(52,878)	-	(223,963)

Income before taxes	1,715,671	2,962,877	5,621,711	4,724,318
Income taxes – Note 6	(280,062)	(529,201)	(1,020,055)	(919,020)

Net income for the period	1,435,609	2,433,676	4,601,656	3,805,298

Other comprehensive income
- Foreign currency translation gain	(31,010)	(99,446)	(54,505)	392,618
- Cash flow hedge	(4,892)	-	4,894	-

Comprehensive income	1,399,707	2,334,230	4,552,045	4,197,916

Earnings per share of common stock
- Basic	0.11	0.18	0.34	0.28

- Diluted	0.11	0.18	0.34	0.28

Weighted average number of common stock
- Basic	13,582,106	13,562,597	13,582,106	13,621,466

- Diluted	13,732,096	13,615,096	13,732,096	13,673,966

See accompanying notes to unaudited condensed consolidated financial statements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	4,601,656	3,805,298
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible asset	37,500	37,500
Amortization of leasehold land	40,903	47,073
Depreciation	1,025,489	648,681
Change in fair value of currency forwards	-	117,106
Loss on disposal of plant and equipment	66,184	24,713
Share based payment	97,525	216,667
Bad debt written off	9,408	58,407

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(4,563,344)	(2,440,816)
Notes receivable	(1,382,756)	31,136
Prepaid expenses and other receivables	(2,591,572)	(2,421,799)
Inventories	(4,139,494)	900,504
Increase (decrease) in -
Accounts payable	7,059,882	6,723,770
Other payables and accrued liabilities	1,488,057	5,861,389
Income taxes payable	(21,512)	298,038

Net cash flows provided by operating activities	1,727,926	13,907,667

Cash flows from investing activities
Acquisition of plant and equipment	(4,269,128)	(2,757,805)
Investment in an associate	(135,735)	-

Net cash flows used in investing activities	(4,404,863)	(2,757,805)

Cash flows from financing activities
Proceeds from new short-term bank loans	2,284,420	3,478,236
Repayment of short-term bank loans	(1,569,151)	(11,956,136)
Proceed from other secured loans	25,036,124	-
Repayment of other secured loans	(18,865,440)	-
(Decrease) Increase in restricted cash	(2,101,258)	348,706

Net cash flows (used in) provided by financing activities	4,784,695	(8,129,194)

Net (decrease) increase in cash and cash equivalents	2,107,758	3,020,668
Effect of foreign currency translation on cash and cash equivalents	310,163	6,727
Cash and cash equivalents - beginning of period	2,967,586	4,175,780

Cash and cash equivalents - end of period	5,385,507	7,203,175

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	257,113	279,622

See accompanying notes to unaudited condensed consolidated financial statements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation

Highpower International, Inc. (“Highpower” or the “Company,” formerly known as Hong Kong Highpower Technology, Inc.) was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire.

The Company’s wholly owned subsidiary, Hong Kong Highpower Technology Company Limited, a company incorporated in Hong Kong (“HKHTC”), was organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries.

As used herein, the “Company” refers to Highpower and its wholly-owned subsidiaries, unless the context indicates otherwise.

In January 2008, HKHTC invested $749,971 in HZ Highpower Technology Co., Ltd. (“HZ Highpower”). HZ Highpower is a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as at September 30, 2010.

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

On June 19, 2008, the Company effected a  5-for-8 reverse stock split of the Company’s issued and outstanding shares of common stock (the Reverse Stock Split”). The par value and number of authorized shares of the common stock remained unchanged.  All references to number of shares and per share amounts included in these consolidated financial statements and the accompanying notes have been adjusted to reflect the Reverse Stock Split retroactively..

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

On June 19, 2008, the Company issued 160,000 shares of common stock upon the closing of the public offering. The shares are treated as compensation for investor relations services. The services provided were for the period of one year from the date of June 19, 2008 pursuant to a one-year contract with this investor relations firm, which has expired.

On November 18, 2009, HKHTC invested an additional $1,227,487 in SZ Highpower.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

1.	Organization and Basis of Presentation (continued)

On May 25 2010, the Company invested $142,515 in Springpower International, Inc. (“Springpower International”) which became an associate of HKHTC. Springpower International, which is incorporated in Canada, mainly researches and develops advanced, high performance battery materials and clean energy materials.

On September 21, 2010, the Company invested $293,574 in Ganzhou Highpower Technology Co., Ltd. (“GZ Highpower”). GZ Highpower is a wholly owned subsidiary of SZ Highpower. GZ Highpower is expected to engage in trading and research of batteries, and it has not commenced business as at September 30, 2010.

In October 20, 2010, with stockholders’ approval, the Company officially changes its name from Hong Kong Highpower Technology, Inc. to Highpower International, Inc.

Description of business

The subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd (“HKHTC”)	Hong Kong July 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd (“SZ Highpower”)	PRC October 8, 2002	100%	Manufacturing of batteries

HZ Highpower Technology Co., Ltd (“HZ Highpower”)	PRC January 29, 2008	100%	Inactive

Spring Power Technology (Shenzhen) Co., Ltd (“SZ Spring Power”)	PRC June 4, 2008	100%	Manufacturing of batteries

Ganzhou Highpower Technology Co., Ltd (“GZ Highpower”)	PRC September 21, 2010	100%	Trading and research of batteries

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

1.	Organization and Basis of Presentation (continued)

The associate of the Company includes the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities
Springpower International, Inc. (“Springpower International”)	Canada March 22, 2010	40%	Research and development of batteries

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009

Company A	24%	21%
Company B	*	10%
* Less than 10%

	24%	31%

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Concentrations of credit risk (Continued)

Details of the accounts receivable from the customers with the largest receivable balances at of September 30, 2010 and 2009 are as follows:

	Percentage of accounts receivable
	September 30,	September 30,
	2010	2009

Company A	40%	24%
Company B	10%	10%
Company C	*	12%
Company D	21%	*
* Less than 10%
Largest receivable balances	71%	46%

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

The Company experienced bad debts of $9,408 and $58,407 during the nine months ended September 30, 2010 and 2009, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the nine months ended September 30, 2010 and 2009, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $53,877 and $132,662 for the nine months ended September 30, 2010 and 2009, respectively. Generally, waste materials on hand at the end of a year are nominal.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies(continued)

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

There was no impairment of long-lived assets for the nine months ended September 30, 2010 and 2009.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.           Summary of significant accounting policies (continued)

Advertising and promotion expenses

Advertising and promotion expenses are charged to expense as incurred.

Advertising and promotion expenses, which are included in selling and distribution costs, were not material for the nine months ended September 30, 2010 and 2009.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

	September 30, 2010	September 30, 2009

Quarter end RMB : US$ exchange rate	6.8126	6.8178
Average quarterly RMB : US$ exchange rate	6.8150	6.8425

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies(continued)

Earnings per share

The Company reports earnings per share in accordance with FASB Accounting Standard Codification Topic 260 (“ASC 260”) “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. The weighted average number of shares represents the common stock outstanding during the years, as adjusted retroactively to reflect the November 2007 recapitalization as described at Note 1. Diluted earnings per common share computations are based on the weighted average number of common shares outstanding during the period, plus the dilutive effect of stock options, warrants and restricted stock awards.

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

Share-based compensation expense was $97,525 and $216,667 and for the nine months ended September 30, 2010 and 2009, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies(continued)

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies(continued)

Recently issued accounting pronouncements (continued)

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies(continued)

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies(continued)

Recently issued accounting pronouncements (continued)

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

3.	Other income

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Bank interest income	26,555	9,748	76,408	42,517
Foreign exchange contract income	(1,167)	-	4,189	-
Government sponsor	9,952	210,726	59,865	210,726
Sundry income	48,150	69,369	146,428	125,189

	83,490	289,843	286,890	378,432

4.	Interest expenses

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on trade related bank loan	84,512	72,016	236,513	135,419
Interest on short-term bank loans	5,157	127,109	20,600	144,203

	89,669	199,125	257,113	279,622

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Other expenses

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Foreign exchange contract expenses	-	52,878	-	223,963

	-	52,878	-	223,963

6.	Income taxes

The components of the provision for income taxes are:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

PRC income taxes	280,062	529,201	1,020,055	919,020

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Prepaid expenses and other receivables

	At of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Purchase deposits paid	1,809,234	800,437
Advance to staff	95,285	150,139
Valued-added tax prepayment	1,688,910	339,868
Other deposits and prepayments	340,104	423,058
Other receivables	1,024,773	653,232

	4,958,306	2,366,734

8.	Deferred charges – Stock-based compensation

	At of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$

Cost
Stock-based compensation – consulting fee	-	520,000

Accumulated amortization	-	(520,000)

Net	-	-

Amortization expenses included in general and administrative costs for the nine months ended September 30, 2010 and 2009 were $Nil and $216,667 respectively.

The Company is amortizing the $520,000 cost of stock-based compensation over a period of one year on the straight line basis.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a maximum term of five years, and their exercise price may not be less than 110% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Each share subject to an award other than stock options or SARs will reduce the number of shares available for issuance under the 2008 Plan by 17,000 shares. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of September 30, 2010, there were 1,983,000 shares authorized and available for issuance under the 2008 Plan.

The restricted stock activity in 2010 related to the Company’s 2008 Plan was as follows:

		Weighted Average Grant Date Price
	Shares	$
Non-vested at December 31, 2009
Granted	17,000	8.11
Vested	(8,500)	5.74
Forfeited	-	-

Non-vested at September 30, 2010	8,500	10.48

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Share – based compensation expenses (continued)

The share option activity in 2010 related to the Company’s 2008 Plan was as follows:

		Weighted	Weighted
	Number of	average exercise	average remaining
	options	price	life

Balance as of January 1, 2010	-	-	-

Granted during the period	100,000	3.85	10.00
Forfeited during the period	-	-
Balance as of September 30, 2010	100,000	3.85	9.92

		Weighted	Weighted
	Number of	average exercise	average remaining
	options	price	life

Exercisable as of January 1, 2010	-	-	-

Exercisable during the period	33,333	3.85	10.00
Forfeited during the period	-	-
Exercisable as of September 30, 2010	33,333	3.85	9.92

10.	Earning per share

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

HONG KONG HIGHPOWER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Earning per share (continued)

The following tables set forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2010 and 2009.

	Nine months ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net income	4,601,656	3,805,298

Denominator:
Weighted-average shares outstanding	13,582,106	13,621,466
Effect of dilutive securities	149,990	52,500
Denominator:

Weighted-average shares diluted	13,732,096	13,673,966

Basic earning per common share	0.34	0.28

Diluted earning per common share	0.34	0.28

11.	Inventories

	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Raw materials	5,741,470	4,090,897
Work in progress	1,946,189	1,086,523
Finished goods	7,074,162	5,441,554
Packing materials	11,239	14,592

	14,773,060	10,633,566

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Plant and equipment

	At of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
Cost
Construction in progress	3,056,425	1,207,274
Furniture, fixtures and office equipment	2,263,326	1,748,650
Leasehold improvement	681,289	750,050
Machinery and equipment	10,365,661	9,040,243
Motor vehicles	899,089	710,245
Building	248,719	61,901

	17,514,509	13,518,363

Accumulated depreciation
Construction in progress	-	-
Furniture, fixtures and office equipment	875,851	619,020
Leasehold improvement	421,085	362,042
Machinery and equipment	2,592,709	1,962,512
Motor vehicles	372,876	288,931
Building	9,187	985

	4,271,708	3,233,490

Net
Construction in progress	3,056,425	1,207,274
Furniture, fixtures and office equipment	1,387,475	1,129,630
Leasehold improvement	260,204	388,008
Machinery and equipment	7,772,952	7,077,731
Motor vehicles	526,213	421,314
Building	239,532	60,916

	13,242,801	10,284,873

The components of depreciation charged are:

	Three months ended September 30,		Nine months ended September30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Included in factory overheads	293,555	174,554	828,890	479,372
Included in operating expenses	57,638	50,120	196,599	169,309

	351,193	224,674	1,025,489	648,681

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Leasehold land

	At of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$

Cost	3,151,964	3,145,322

Accumulated amortization	(173,358)	(125,813)

Net	2,978,606	3,019,509

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

14.	Intangible asset – Consumer battery license

	At of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(187,500)	(150,000)

Net	812,500	850,000

Amortization expenses included in selling and distribution costs for the nine months ended September 30, 2010 and 2009 was $37,500.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Intangible asset – Consumer battery license(continued)

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the nine months ended September 30, 2010, the Company recorded a total of approximately $269,832 as royalty expense, which was included in selling and distribution costs in the statement of operations. At September 30, 2010, accrued royalty fees payable was $1,233,752 (see Note 19).

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

15.	Investment Securities

	As of
	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
	$	$

Investment securities - cost method	52,843	52,732

	52,843	52,732

The investments in less than twenty percent owned entities are accounted for under the cost basis.

16.	Fair Value Measurements

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2010 and December 31, 2009:

		Fair Value Measurements at reporting date using
	September 30, 2010	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	19,459,847	-	-	19,459,847
Prepaid expenses and other receivables	4,958,306	-	-	4,958,306
Notes receivable	1,979,551	-	-	1,979,551

Liabilities
Non-trading foreign currency derivatives liabilities	11,065	-	11,065	-
Accounts payable	17,798,596	-	-	17,798,596
Other payables and accrued liabilities	5,051,365	-	-	5,051,365

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Fair Value Measurements (continued)

		Fair Value Measurements at reporting date using
	December 31, 2009	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	14,896,503	-	-	14,896,503
Prepaid expenses and other receivables	2,366,734	-	-	2,366,734
Notes receivable	596,795	-	-	596,795

Liabilities		-
Non-trading foreign currency derivatives liabilities	11,041	-	11,041	-
Accounts payable	10,738,714	-		10,738,714
Other payables and accrued liabilities	3,563,308	-	-	3,563,308

Level 2 financial assets represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs are applicable, such as currency rate. Level 3 financial assets represent the fair value of our accounts receivables.

17.	Risk Management Activities, Including Derivative

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Foreign exchange contracts, net
Gain recognized in Other income, net	4,189	-

Gain recognized in Other expenses, net	-	223,604

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Risk Management Activities, Including Derivative (continued)

    Hedging Activities

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At September 30, 2010, the Company had a series of currency forwards totaling a notional amount US$6,000,000 expiring from November 2010 to May 2011.

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

The cost of the effective portion of the cash flow hedges was $15,931 and $Nil for the nine months ended September 30, 2010 and 2009.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Change in fair value of share warrants

On June 19, 2008, the Company issued to WestPark Capital, Inc. warrants to purchase 52,500 shares of common stock at an exercise price of $3.90 per share in connection with the initial public offering. The warrants have a term of five years and are exercisable no sooner than one year and no later than five years from the date of issuance.

The fair value of the warrants at June 19, 2008, the date of issue is $276,000. The fair value of the warrants is appraised by an independent qualified valuer.

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At September 30, 2010, warrants to purchase 47,500 shares of common stock were still outstanding.

19.	Other payables and accrued liabilities

	At of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$

Accrued expenses	2,134,789	2,056,261
Royalty payable	1,233,752	1,071,787
Sales deposits received	961,362	259,550
Other payables	721,462	175,710

	5,051,365	3,563,308

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Bank borrowings

	At of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Secured:
Repayable within one year
Short term bank loans	1,983,507	2,929,551
Other trade related bank loans	19,721,386	11,858,163

	21,704,893	14,787,714

As of September 30, 2010, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $ which is included in restricted cash on the Balance sheet;

(b)	personal guarantee executed by the directors of the Company;

(c)	the legal charge over leasehold land with carrying amount $2,978,606 (see Note 13); and

(d)	other financial covenant

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at September 30, 2010 ranged from 4.9% to 5.1%.

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. Total pension cost was $501,955 and $365,348 for the nine months ended September 30, 2010 and 2009, respectively.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2010 are as follows:

Period ending September 30,	$

2010	440,106
2011	258,983

699,089

Rent expenses for the nine months ended September 30, 2010 and 2009 were $462,232 and $715,663, respectively.

23.	Segment Information

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

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Net revenue

Hong Kong and China	42,690,547	22,082,229
Asia	4,246,253	2,598,107
Europe	20,837,062	15,666,163
North America	8,551,986	7,195,782
South America	344,507	41,979
Africa	125,687	61,444
Others	179,657	165,734

	76,975,699	47,811,438

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

23.	Segment Information (continued)

	At of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	$	$
Accounts receivable

Hong Kong and China	12,132,868	8,511,192
Asia	483,844	476,659
Europe	5,097,028	4,050,519
North America	1,728,460	1,846,832
South America	8,517	900
Africa	9,130	10,300
Other	-	101

	19,459,847	14,896,503

24.	Subsequent Events

The Company has evaluated significant events and transactions that occurred from October 1, 2010 through the date of this report and has determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in its Unaudited Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Co., Ltd. (referred to herein as “HKHT”), and HKHT’s wholly-owned subsidiaries Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”) and Sure Power Technology (Shenzhen) Co., Ltd. (“Sure Power”). HKHT’s other subsidiary, HZ Highpower Technology Co. (“HZ Highpower”) and Shenzhen Highpower’s wholly-owned subsidiary, Ganzhou Highpower Technology Co., Ltd. (“GZ Highpower”), have not yet commenced operations.

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

Overview

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name to Hong Kong Highpower Technology, Inc.  On October 20, 2010 we changed our name to Highpower International, Inc.

HKHT was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in founded in 2001.  HKHT formed HZ Highpower and Springpower in 2008.  Shenzhen Highpower formed GZ Highpower in September 2010.  Neither HZ Highpower nor GZ Highpower has not yet commenced business operations.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

Net sales for the three months ended September 30, 2010 were $27.8 million compared to $21.1 million for the three months ended September 30, 2009, an increase of 31.9%.  This increase was largely due to a 20% increase in the average selling price of our battery units, partially offset by a 0.5% decrease in the number of battery units sold.  The 20% increase in the average selling price of our battery units was due to an increase in the average cost of nickel during the three months ended September 30, 2010 compared to the comparable period in 2009.  The 0.5% decrease in the number of battery units sold was due to decreased orders from our customers.   Net sales during the three months ended September 30, 2010 also included $2,705,905 in sales from our New Material business and $15,147 from the sale of battery seconds (waster materials).

Cost of sales consists of the cost of nickel and other materials.  Costs of sales were $21.9 million for the three months ended September 30, 2010 as compared to $15.8 million for the comparable period in 2009.  As a percentage of net sales, cost of sales increased to 78.9% for the three months ended September 30, 2010 compared to 75.2% for the comparable period in 2009.  This increase was attributable to a 22% increase in the average per unit cost of goods sold during three months ended September 30, 2010 as compared to the comparable period in 2009, which was offset by a 20% increase in the average selling price of our battery units during the three months ended September 30, 2010 over three months ended September 30, 2009. The 22% increase in the average per unit cost of goods sold resulted from a 19% increase in the average cost of nickel during the three months ended September 30, 2010 compared to the comparable period in 2009.

Gross profit for the three months ended September 30, 2010 was $5.9 million, or 21.1% of net sales, compared to $5.2 million, or 24.8% of net sales, for the comparable period in 2009.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the three months ended September 30, 2010 is primarily due to a 22% increase in the average per unit cost of goods sold during three months ended September 30, 2010 as compared to the comparable period in 2009.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Li-ion batteries to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future. Our current monthly Li-ion battery production increased by 20% during three months ended September 30, 2010 as compared to the comparable period in 2009.

Selling and distribution costs were $1.1 million for the three months ended September 30, 2010 compared to $767,000 million for the comparable period in 2009. The increase was primarily due to the expansion of our salesforce.

General and administrative costs were $2.6 million, or 9.5% of net sales, for the three months ended September 30, 2010, compared to $1.5 million, or 7.0% of net sales, for the comparable period in 2009. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The increase as a percentage of net sales was primarily due to increased labor costs and research and development expenses.  Labor and personnel costs increased $1,089,479 for the three months ended September 30, 2010 as compared to the comparable period in 2009 due to the expansion of our workforce to expand production. Research and development expenses increased $156,869 for the three months ended September 30, 2010 as compared to the comparable period in 2009 due to our increased commitment to advance our research and development activities.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $329,000 and $7,000, respectively, in the three months ended September 30, 2010 and 2009.  The increase in the losses on exchange rate was due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

Interest expense was $90,000 for the three months ended September 30, 2010, as compared to $199,000 for the comparable period in 2009. The decrease was primarily due to lower interest rates. We increased our borrowings by approximately $4.0 million in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $83,000, for the three months ended September 30, 2010, as compared to $290,000 for the three months ended September 30, 2009, a decrease of 247%. The decrease was due to a decrease in funds from a government sponsor of $201,000 and a $21,000 decrease in sundry income, partially offset by a $17,000 increase in bank interest income and a $1,000 gain on a foreign exchange contract.

We had other expenses related to foreign exchange contracts of $53,000 in the three months ended September 30, 2009.  We had no such expenses in the three months ended September 30, 2010.

During the three months ended September 30, 2010, we recorded a provision for income taxes of $280,000, as compared to $530,000 for the comparable period in 2009.  The decrease was a result of a decrease in our net taxable income.

Net income for the three months ended September 30, 2010 was $1.4 million, compared to net income of $2.4 million for the comparable period in 2009.

Nine months Ended September 30, 2010 and 2009

Net sales for the nine months ended September 30, 2010 were $77.0 million compared to $47.8 million for the nine months ended September 30, 2009, an increase of 61.0%.  This increase was largely due to a 30% increase in the number of battery units sold and a 7.5% increase in the average selling price of our battery units.  The 30% increase in the number of battery units sold was due to increased orders from our customers.  The 7.5% increase in the average selling price of our battery units was due to an increase in the average cost of nickel during the nine months ended September 30, 2010 compared to the comparable period in 2009.  Net sales during the nine months ended September 30, 2010 also included $10,338,039 in sales from our New Material Business and $53,877 from the sale of battery seconds (waster materials). Sales of battery seconds (waste materials) decreased from $132,662 during the nine months ended September 30, 2009 to $53,877 during the nine months ended September 30, 2010.

Cost of sales consists of the cost of nickel and other materials.  Costs of sales were $61.5 million million the nine months ended September 30, 2010 as compared to $37.1 million for the comparable period in 2009.  As a percentage of net sales, cost of sales increased to 79.8% for the nine months ended September 30, 2010 compared to 77.6% for the comparable period in 2009.  This increase was attributable to a 9.5 % increase in the average per unit cost of goods sold during nine months ended September 30, 2010 as compared to the comparable period in 2009, which was offset by a 7.5% increase in the average selling price of our battery units during the nine months ended September 30, 2010 over nine months ended September 30, 2009. The 9.5% increase in the average per unit cost of goods sold resulted from a 40% increase in the average cost of nickel during the nine months ended September 30, 2010 compared to the comparable period in 2009.

Gross profit for the nine months ended September 30, 2010 was $15.5 million, or 20.2% of net sales, compared to $10.7 million, or 22.4% of net sales, for the comparable period in 2009.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the nine months ended September 30, 2010 is primarily due to a 9.5% increase in the average per unit cost of goods sold during nine months ended September 30, 2010 as compared to the comparable period in 2009.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production of a line of Li-ion batteries to complement our current Ni-MH battery products so that we are less vulnerable to price increases in nickel. We intend to expand production of our Li-ion battery products in the future. Our current monthly Li-ion battery production increased by 120% during nine months ended September 30, 2010 as compared to the comparable period in 2009.

Selling and distribution costs were $3.0 million for the nine months ended September 30, 2010 compared to $1.9 million for the comparable period in 2009. The increase was primarily due to the expansion of our salesforce.

General and administrative costs were $6.2 million, or 8.1% of net sales, for the nine months ended September 30, 2010, compared to $3.6 million, or 7.6% of net sales, for the comparable period in 2009. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The increase as a percentage of net sales was primarily due to increased labor costs and research and development expenses.  Labor and personnel costs increased $1,623,545 for the nine months ended September 30, 2010 as compared to the comparable period in 2009 due to the expansion of our workforce to expand production. Research and development expenses increased $476,822 for the nine months ended September 30, 2010 as compared to the comparable period in 2009 due to our increased commitment to advance our research and development activities.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $481,000 and $62,000, respectively, in the nine months ended September 30, 2010 and 2009.  The increase in the losses on exchange rate was due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.   Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

Interest expense was $257,000 for the nine months ended September 30, 2010, as compared to $280,000 for the comparable period in 2009. The decrease was primarily due to lower interest rates. We increased our borrowings by approximately $5 .0 million in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $287,000, for the nine months ended September 30, 2010, as compared to $378,000 for the nine months ended September 30, 2009, a decrease of $91,000. The decrease was due to a decrease in funds received from a government sponsor of $151,000, partially offset by a $24,000 increase in bank interest income, a $4,000 gain from a foreign exchange contract and a $21,000 increase in sundry income during the nine months ended September 30, 2010 as compared to the comparable period in 2009.

We had other expenses related to foreign exchange contracts of $224,000 in the nine months ended September 30, 2009.  We had no such expenses in the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, we recorded a provision for income taxes of $1.0 million, as compared to $919,000 for the comparable period in 2009.  The increase was a result of an increase in our net taxable income.

Net income for the nine months ended September 30, 2010 was $4.6 million, compared to net income of $3.8 million for the comparable period in 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $5.4 million as of September 30, 2010, as compared to $3.0 million as of December 31, 2009. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing.  As of September 30, 2010, we had in place general banking facilities with five financial institutions aggregating $35.0 million.  The maturity of these facilities is generally up to one year.  The facilities are subject to annual review and approval.  These banking facilities are guaranteed by us and some of our shareholders, including Dang Yu Pan, Wen Liang Li and Wen Wei Ma, and contain customary affirmative and negative covenants for secured credit facilities of this type.  However, these covenants do not have any impact on our ability to undertake additional debt or equity financing.  Interest rates are generally based on the banks’ reference lending rates.  No significant commitment fees are required to be paid for the banking facilities.  As of September 30, 2010, we had utilized approximately $21.7 million under such general credit facilities and had available unused credit facilities of $13.3 million.

For the nine months ended September 30, 2010, net cash provided by operating activities was approximately $1.7 million, as compared to $13.9 million for the comparable period in 2009. The decrease in net cash provided by operating activities is primarily attributable to an increase in accounts receivable and an increase in inventories.

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2010 compared to $2.8 million for the comparable period in 2009. The increase of cash used in investing activities was primarily attributable to an increase in the acquisition of plant and equipment over the respective periods.

Net cash provided by financing activities was $4.8 million during the nine months ended September 30, 2010, as compared to net cash used in financing activities of $8.1 million for the nine months ended September 30, 2009.  The increase in net cash provided by financing activities was attributable to a decrease in the repayment of other secured loans.

For the nine months ended September 30, 2010, our inventory turnover was 5.14 times, as compared to 6.7 times at September 30, 2009. The average days outstanding of our accounts receivable at September 30, 2010 were 70 days, as compared to 62 days at September 30, 2009. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  Total contributions to the funds were approximately $233,759 and $107,120 in the three months ended September 30, 2010 and 2009, respectively and $501,955 and $365,348 in the nine months ended September 30, 2010 and 2009, respectively.  We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 75% of our sales are made in U.S. Dollars. During the nine months ended September 30, 2010, the exchange rate of the RMB to the U.S. Dollar increased approximately 1.9% from the level at the end of December 31, 2009. This fluctuation resulted in a slight increase in our material costs during the nine months ended September 30, 2010.  A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affect the value of its US dollar receivables and sales. At September 30, 2010, the Company had a series of currency forwards totaling a notional amount US$6,000,000 expiring from November 2010 to May 2011. The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses. We experienced a $4,189 gain in the value of currency forwards in the nine months ended September 30, 2010 as compared to a $223,604 loss on currency forwards during the comparable period in 2009.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2010.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4.  Removed and Reserved.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

21.1	List of subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: November 12, 2010	/s/	Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	Henry Ngan
	By:	Henry Ngan
	Its:	Chief Financial Officer