Form 10-K
period 2010-12-31
Highpower International, Inc.
filed 2011-04-13
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 000-52103

HIGHPOWER INTERNATIONAL, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong People’s Republic of China	518111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (86) 755-89686292

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of	Name of each exchange
Each Class	on which registered
Common Stock, $0.0001 par value	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                                            Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2010 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $25.63 million.

There were 13,582,106 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of April 11, 2011. The registrant’s common stock is listed on the Nasdaq Global Market under the ticker symbol “HPJ.”

Documents Incorporated by Reference:  None.

TABLE OF CONTENTS

HIGHPOWER INTERNATIONAL, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

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

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	The current economic downturn adversely affecting demand for our products;

•	Our reliance on our major customers for a large portion of our net sales;

•	Our reliance on a limited number of suppliers for nickel, our principal raw material;

•	Our ability to develop and market new products;

•	Our ability to establish and maintain a strong brand;

•	Protection of our intellectual property rights;

•	The market acceptance of our products, including our new line of Lithium-ion batteries;

•	The implementation of new projects;

•	Our ability to successfully manufacture Lithium-ion batteries in the time frame and amounts expected;

•	Exposure to product liability, safety, and defect claims;

•	Exposure to currency translation risks during our product export;

•	Rising labor costs, volatile metal prices, and inflation;

•	Changes in the laws of the PRC that affect our operations;

•	Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;

•	Development of an active trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

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

With respect to this discussion, the terms, “we,” “us,” or “our” refer to Highpower International, Inc., and our 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHT”) and its wholly-owned subsidiaries Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”), Huizhou Highpower Technology Co., Ltd. (“Huizhou Highpower”), Springpower Technology (Shenzhen) Company Limited (“Shenzhen Springpower”) and Ganzhou Highpower Technology Co., Ltd. (“Ganzhou Highpower”).

Corporate Information

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc.  We changed our name to Highpower International, Inc. on October 20, 2010.

HKHT was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in 2001.  HKHT formed Huizhou Highpower and Shenzhen Springpower in 2008.  Huizhou Highpower has not yet commenced business operations.  Shenzhen Highpower formed Ganzhou Highpower in September 2010 to engage in the processing, trading and research of battery materials.  Ganzhou Highpower commenced its business operations of processing, marketing and research of battery materials in September 2010.

On May 25 2010, we invested $142,515 in Springpower International, Inc. (“Springpower International”) which became an associate of HKHT. Springpower International, which is incorporated in Canada, mainly researches and develops advanced, high performance battery materials and clean energy materials and technologies.

In addition, on November 2, 2007, concurrently with the closing of the share exchange transaction, we conducted a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 1,772,745 shares of Common Stock at $1.76 per share. As a result, we received gross proceeds in the amount of $3.12 million.

Through Shenzhen Highpower, we manufacture Nickel Metal Hydride (“Ni-MH”) batteries for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. In 2008, we commenced manufacturing two lines of Lithium-Ion (“Li-ion”) and Lithium polymer rechargeable batteries through Shenzhen Springpower for higher-end, high-performance applications, such as laptops, digital cameras and wireless communication products. Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

We employ a broad network of salespersons in China and Hong Kong, which target key customers by arranging in-person sales presentations and providing post-sale services. The sales staff works with our customers to better address customers’ needs.

We recently began a new materials business in which we buy and resell certain raw materials related to our battery manufacturing operations. This new materials business generates revenue and income and helps us understand our raw material supply chain and processing, control our raw material costs and ensure that we have a steady supply of raw materials for our battery manufacturing operations to reduce our reliance on external suppliers.

Industry

General

Rapid advancements in electronic technology have expanded the number of battery-powered devices in recent years. As these devices have come to feature more sophisticated functions, more compact sizes and lighter weights, the sources of power that operate these products have been required to deliver increasingly higher levels of energy. This has stimulated consumer demand for higher-energy batteries capable of delivering longer service between recharges or battery replacement. In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused up to 1,000 times. Rechargeable batteries generally can be used in many non- rechargeable battery applications, as well as high energy drain applications such as electric toys, power tools, portable computers and other electronics, medical devices, and many other consumer products.

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

The initial technology for rechargeable batteries was nickel cadmium (“Ni-Cad”). Ni-Cad batteries are offered in a variety of sizes and shapes but suffer from low energy density and low cycle life. In addition, disposal of Ni-Cad batteries poses serious environmental and liability issues due to the high toxicity level of cadmium. To meet the demand for higher performing rechargeable batteries, nickel-metal hydride (“Ni-MH”) batteries were developed. Electrically, Ni-MH batteries are similar to the Ni-Cad counterparts but utilize a hydrogen-absorbing alloy instead of cadmium. High capacity Ni-MH batteries can replace Ni-Cad batteries in many devices because they operate on the same voltage and possess similar power and fast charge capabilities, while offering the advantage of greater energy density. In devices such as power tools, electric toys, personal portable electronic devices and hybrid electric vehicles, Ni-MH batteries optimize equipment performance. Ni-MH batteries have several advantages including:

—	High capacity - Because of the use of hydrogen as a cathode material, Ni-MH batteries have up to a 40 percent longer service life than ordinary Ni-Cad batteries of equivalent size.

—	Long cycle life - Up to 1,000 charge/discharge cycles.

—
No memory effect - Ni-Cad batteries suffer from a memory effect - when charging, the user must ensure that they are totally flat first, otherwise they 'remember' how much charge they used to have and die much quicker. Ni-MH batteries have a negligible memory effect, making charging quicker and more convenient.

—	Performs at extreme temperatures - Capable of operation on discharge from -20°C to 50°C (-4°F to 122°F) and charge from 0°C to 45°C (32°F to 113ºF).

—	Environmentally friendly - Zero percent cadmium or other toxic chemicals such as mercury.

—	Cost efficiency - Rechargeable Ni-MH batteries are substantially less expensive than rechargeable lithium-ion batteries.

The first rechargeable Li-ion batteries were commercialized in 1991. Rechargeable Li-ion batteries are produced as cylindrical lithium-ion or prismatic lithium-polymer batteries. The energy density of Li-ion is typically twice that of the standard nickel-cadmium. Li-ion batteries are low maintenance, with no memory effect and no scheduled cycling required to prolong battery life. In addition, the self-discharge is less than half compared to nickel-cadmium, making lithium-ion well suited for modern applications, such as power tools, electric bicycles, laptops, LED lights, portable medical devices, digital cameras, MP3 players, and electric vehicles.

Despite its overall advantages, Li-ion technology has limitations that include fragility, safety, aging, capacity deterioration and higher manufacturing cost. Manufacturers are constantly working to improve Li-ion technology with new and enhanced chemical combinations. Li-ion batteries have several advantages including:

—	High capacity— Up to 100% higher energy density compared to standard nickel-cadmium batteries.

—	Low self-discharge— Self-discharge can be less than half that of nickel-based batteries.

—	Low maintenance — No periodic discharge is needed and there is no memory effect. Specialty cells can provide very high current to applications such as power tools.

—	Flexible form factor— Prismatic lithium polymer batteries can be produced in a wide variety of form factors for different products and applications.

Li-ion batteries also have several limitations:

—	Requires protection circuit to maintain voltage and current within safe limits.

—	Poses safety issues due to the more-active characteristics of its basic materials

—	Subject to aging when not in use - storage in a cool place at 40% charge reduces the aging effect.

—	Transportation restrictions - shipment of larger quantities may be subject to regulatory control.

—	Manufacturing cost is approximately 40% greater than nickel-cadmium.

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

Competitive Strengths

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

Experienced management team

Our senior management team has extensive business and industry experience. Our Chairman and Chief Executive Officer, Mr. Dang Yu Pan, has over 14 years of experience in China’s battery industry. Our Chief Technology Officer, Mr. Wenlian Li, has over 20 years of research experience in advanced battery technologies and products. Additionally, other members of our senior management team have significant experience with respect to other key aspects of our operations, including product design, manufacturing, and sales and marketing.

Market position

Since our inception, we have primarily focused on the research, development and manufacture of Ni-MH battery cells. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our products, reduce costs, and keep pace with evolving industry standards. Our Ni-MH rechargeable batteries have been developed to respond to a number of specific market requirements such as recyclability, high power, high energy density, long life, low cost and other important characteristics for consumer and OEM applications. They are suitable for almost all applications where high currents and deep discharges are required.  Our wholly-owned subsidiary, Springpower Technology (Shenzhen) Co, Ltd., is a company that specializes in the research, manufacturing and marketing of Lithium-ion rechargeable batteries.  We started our Li-ion manufacturing operations in 2008. Our Li-ion business has grown rapidly and we expect it will continue to grow as we gain more industry knowledge and acquire more customers. It has become a more and more important segment of our operations, with net sales of our Li-ion batteries accounting for 16% of our net sales in 2010, up from 11% of our net sales in 2009 and 2% in 2008.

Well-established distribution channels

We sell our products to original equipment manufacturers and a well-established network of distributors and resellers, allowing us to penetrate customer markets worldwide. Our relationship with many of our distributors extends from our inception in 2001. We also continue to screen and identify our strongest customers in each distribution channel and to focus our sales efforts towards the largest distributors and resellers in the fastest growing industries, such as mobile internet device, electric bicycle and electric scooter industries.

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

Expand existing and new product offerings

Since the commencement of our battery operations in 2001, we have expanded our product offerings to multiple product lines, which include in each product line batteries of varying sizes, capacities and voltages. We intend to expand our existing lines of both Ni-MH and Li-ion batteries for use in other applications, such as energy storage systems, hybrid-electric cars, pure electric vehicles, and devote resources to the development of higher-end and higher-performance applications requiring higher ampere hour batteries.

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

In 2009, we completed the construction and build-out of several production lines for the development and manufacturing of a range of Li-ion rechargeable batteries and products. We produce Li-ion batteries and Li-polymer batteries with hundreds of different models and specifications.  Currently, we produce an average of 1,200,000 Li-ion battery units per month.

We produce an extensive line of batteries, falling into two main categories:

—
Consumer Batteries – Relative to ordinary Ni-Cad rechargeable batteries, as well as their non-rechargeable counterparts, our Ni-MH and Li-ion batteries offer higher power capacity allowing for longer working time and shortened charging time during equivalent working periods. We produce A, AA and AAA sized batteries in blister packing as well as chargers and battery packs.

—
Industrial Batteries – These batteries are designed for electric bikes, power tools and electric toys. They are specifically designed for high-drain discharge applications, possessing low internal resistance, more power, and longer discharging time.

We also recycle scrap battery materials through outsourcing and resell the recycled materials to some of our customers. We are currently testing this market and anticipate expanding our battery recycling operations in the future.

Net sales for each of our product categories as a percentage of net sales is set forth below:

	Year Ended December 31,
	2010	2009	2008
Ni-MH Batteries	72%	88%	98%
Li-ion Batteries	16%	11%	2%
Materials	12%	1%	-
	100%	100%	100%

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

Currently, we purchase our raw materials, consisting primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan.  For our Li-ion batteries, we purchase raw materials consisting primarily of LiCoO2, graphite, electrolyte and tab.  We believe that the raw materials and components used in manufacturing our rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials, such as nickel, are available from a limited number of suppliers. Our top three suppliers of nickel account for 50% of our nickel supply.  Our top three suppliers of lithium account for approximately 30% of our lithium supply.  Presently, our relationships with our current suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future. Our top suppliers include Jinchuan Group, Baotou Santoku Battery Materials Co. Ltd., and Tianjin B&M Science & Technology, Ltd.

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

We monitor quality and reliability in accordance with the requirements of QSR, or Quality System Review, and ISO 9001 systems. We have received European Union’s CE attestation, UL authentication, ISO 9001:2008 and ISO 14001 certification. We have passed stringent quality reviews and thus obtained OEM qualifications from various domestic cellular phone brand names. With our strong technological capabilities and use of automated equipment for core aspects of the manufacturing process, we believe our product quality meets or even exceeds in certain key aspects international industry standards.

Manufacturing

The manufacture of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of manufacturing. We have a large-scale production base of 487,000 square feet, a dedicated design, sales and marketing team, and approximately 2,600 company-trained employees. We use automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor. We intend to further improve our automated production lines and strive to continue investing in our manufacturing infrastructure to further increase our manufacturing capacity, helping us to control the per unit cost of our products.

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

In October 2008, we commenced construction of our new manufacturing facility in Huizhou, Guangdong Province.  The new facility will eventually house all Ni-MH production for the Company and be equipped with more automated production lines.  The new facility’s production capacity will be approximately two to three times that of our current production facility in Shenzhen. The estimated completion date based on the current run rate is around the third quarter 2011. This location will also house part of our  li-ion production capacity as needed.

Our Ni-MH facility currently produces approximately 12 million to 14 million battery units per month and our Li-ion facility produces approximately 1.2 million to 1.5 million units per month.   We are also planning for moderate manufacturing capacity growth of approximately 30-40% for the Li-ion segment in the next 12 months.

Major Customers

During the years ended December 31, 2010 and 2009, approximately 45% and 47% of our net sales were generated from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the years ended December 31, 2010 and 2009, one major customer Energizer Battery Manufacturing, Inc. accounted for 24% and 20%, respectively, of our net revenues.  No other customer accounted for more than 10% of net revenues during 2010 and 2009.  As of December 31, 2010 we had two customers who represented 34% and 17%, respectively of our accountants receivable as of that date.  As of December 31, 2009 we had two customers who represented 27% and 15%, respectively of our accountants receivable as of that date.

Sales and Marketing

We have a broad sales network of approximately 110 salespersons in China and have one branch office in Hong Kong. Our sales staff in each of our offices targets key customers by arranging in-person sales presentations and providing after-sales services. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We offer different price incentives to encourage large-volume and long-term customers.

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

Net sales based on the location of our customers as a percentage of net sales is set forth below:

	Year Ended December 31,
	2010	2009	2008
China and Hong Kong	55.6%	47.0%	41.2%
Europe	26.6	32.8	37.3
North America	11.4	14.1	14.5
Asia	5.7	5.6	6.4
South America, Africa and Others	0.7	0.5	0.6
Total	100.0%	100.0%	100.0%
* Less than 1%.

While the largest portion of our sales are made to customers in China and Hong Kong, our battery products are integrated in various devices and end-user products and distributed worldwide, with approximately 55.6% of our products distributed to Hong Kong and China, 26.6% to Europe, 11.4% to the United States, and 6.4% to other markets.

We engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We also advertise in industry journals and magazines and through the Internet to market our products. We believe these activities help in promote our products and brand name among key industry participants.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH-based technology by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies such as the line of rechargeable Li-ion batteries we are currently developing for higher-end, high performance applications. Our research and development center is currently staffed with over 120 research and development technicians who overlook our techniques department, product development department, material analysis lab, and performance testing lab. These departments work together to research new material and techniques, test battery performance, inspect products and to test performance of machines used in the manufacturing process.

For years ended December 31, 2010 and 2009 we expended $1,884,032 and $1,059,341, respectively, in research and development.

Strategic Partnership with Freudenberg Nonwovens

In 2009, we entered into a strategic research and development partnership with Freudenberg Nonwovens.  Freudenberg will utilize our research and development center research facilities in China to test their various separators.  Freudenberg Nonwovens was the first to introduce nonwovens to the market over 70 years ago and is now the largest and most diverse manufacturer of nonwovens in the world today.  Freudenberg´s battery separator, which is one of their nonwovens, has been ranked as number one in the battery separator industry. Separators are considered an integral material for Ni-MH rechargeable batteries.  We strongly believe the relationship with Freudenberg Nonwovens will continue to improve our Ni-MH product quality, strengthen our research and development in nonwoven knowledge which can create mutual benefits in the Ni-MH battery development.

Competition

We face competition from many other battery manufacturers, some of which have significantly greater name recognition and financial, technical, manufacturing, personnel and other resources than we have. We compete against other Ni-MH and Li-ion battery producers, as well as manufacturers of other rechargeable and non-rechargeable batteries. The main types of rechargeable batteries currently on the market include: lead-acid; nickel-cadmium; nickel metal hydride; liquid lithium-ion and lithium-ion polymer. Competition is typically based on design, quality, reliability, and performance. The technology behind Ni-MH rechargeable batteries has consistently improved over time and we continue to enhance our products to meet the competitive threats from its competitors. Our primary competitors in the Ni-MH battery market or other similar competing rechargeable battery products include SANYO Electric Co., Ltd. Global, Matsushita Industrial Co., Ltd. (Panasonic), BYD Company Ltd., GPI International, Ltd., and GS Yuasa Corporation. Our primary competitors in the Li-ion battery market or other similar competing rechargeable battery products include Desay Corp., Coslight Group, Tianjin Lishen Battery Co. Ltd., and ATL.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We currently hold 21 patents in China and have 30 patent applications pending in China. We also have two registered trademarks in China, which include “HFR” and its Chinese equivalent.

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

PRC Government Regulations

Business License

Any company that conducts business in the PRC must have a business license that covers the scope of the business in which such company is engaged.  We conduct our business through our operating subsidiaries, Shenzhen Highpower and Shenzhen Springpower, and each of our operating subsidiaries holds a business license that covers its present business.  Prior to expanding our business beyond the scope covered by our business licenses, we are required to apply and receive approvals from the relevant PRC authorities (if applicable, based on the new business in which we intend to engage) and conduct modification registration formalities with the competent administration of industry and commerce. Companies that operate outside the scope of their licenses can be subjected to a fine of not more than RMB20,000 if such operations do not violate the PRC Criminal Law, or a fine of not less than RMB20,000 but no more than RMB200,000 if such operations violate the PRC Criminal Law, or a fine of not less than RMB50,000 but not more than RMB500,000 if the such operations harm human health, have serious hidden hazards to safety, threaten public safety or destroy environmental resources.  Other penalties can include disgorgement of income and being ordered to cease operations.

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

We constructed our manufacturing facilities with the PRC’s environmental laws and requirements in mind. We currently outsource the disposal of solid waste to a third party-contractor. In 2010, we renewed our environmental permit, which expired in December 2010, from the Shenzhen Environment Protection Bureau Longgang Bureau covering our manufacturing operations and providing for an annual output limit of Ni-MH rechargeable batteries. Our new permit, which expires on December 31, 2011, does not include one of our current premises at our manufacturing facility. Although we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in one of our older permits, we do not expect to exceed the approved annual output limit set forth in our new permit. If we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations. In late 2007 and early 2008, we operated briefly under an expired environmental approval.

Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We have committed significant attention and efforts to quality and environmental protection during our production process. In November 2010, we received a Clean Production Award from the Guangdong Economic and Information Commission and Environmental Bureau of Hong Kong.  We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws. To date, our cost of compliance with PRC environmental laws and regulations has been insignificant. We do not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect our business operations; however, there can be no assurances of future events or changes in laws, or the interpretation of laws, governing our industry. Failure to comply with PRC environmental protection laws and regulations may subject us to fines up to RMB1,000,000, the exact amount of which is determined on a case by case basis, or disrupt our operations and the construction of our new facility, result in the shutdown of our operations temporarily or permanently, which may materially and adversely affect our business, results of operations and financial condition.

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

Product Liability and Consumers Protection

Product liability claims may arise if the products sold have any harmful effect on the consumers. The injured party may make a claim for damages or compensation. The General Principles of the Civil Law of the PRC, which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

The Product Quality Law of the PRC was enacted in 1993 and amended in 2000 to strengthen the quality control of products and protect consumers’ rights and interests. Under this law, manufacturers and distributors who produce or sell defective products may be subject to confiscation of earnings from such sales, revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

The Law of the PRC on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993 and became effective on January 1, 1994 to protect consumers’ rights when they purchase or use goods or services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers.

The Tort Law of the PRC effective on July 1, 2010 requires that when the product defect endangers people’s life or property, the injured party may hold the producer or the seller liable in tort and require that it remove obstacles, eliminate danger, or take other action. The Tort Law also requires that when a product is found to be defective after it is put into circulation, the producer and the seller shall give timely warnings, recall the defective product, or take other remedial measures.

Employment Laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, and social insurance, housing funds and other welfare.  These include local labor laws and regulations, which may require substantial resources for compliance.

China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively.  The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work.  The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.  The National Labor Contract Law has enhanced rights for the nation’s workers, including permitting open-ended labor contracts and severance payments.  The legislation requires employers to provide written contracts to their workers, restricts the use of temporary labor and makes it harder for employers to lay off employees.  It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed once or the employee has worked for the employer for a consecutive ten-year period.

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

Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations promulgated by the State Council, as amended on August 5, 2008, or the Foreign Exchange Regulations.  Under the Foreign Exchange Regulations, the Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Foreign Ownership of PRC Operating Subsidiaries

The establishment, approval and registered capital requirement matters of wholly foreign-owned enterprises, such as our PRC subsidiaries, Shenzhen Highpower, Shenzhen Springpower and Huizhou Highpower, are regulated by the Wholly Foreign-owned Enterprise Law of the PRC promulgated and effective on April 12, 1986, as amended on October 31, 2000, and the Implementation Rules of the Wholly Foreign-owned Enterprise Law of the PRC effective on December 12, 1990, as amended in 2001.  The procedures of establishing Shenzhen Highpower, Shenzhen Springpower and Huizhou Highpower as wholly foreign-owned enterprises complied with such law and regulation.

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission.  The Catalogue divides industries into three categories: encouraged, restricted and prohibited.  An industry not listed in the Catalogue is generally open to foreign investment unless it is specifically restricted by other PRC regulations.  In addition, the establishment of wholly foreign-owned enterprises is generally permitted in most industries except for the restricted industries which are listed in the Catalogue or restricted by other government regulations (which are subject to governmental approvals) and industries prohibited from foreign investments.  Pursuant to the currently effective Catalogue (2007 version) and other PRC regulations, the business scope of Shenzhen Highpower, Shenzhen Springpower and Huizhou Highpower as indicated on their business licenses does not fall within the restricted or prohibited industries and is not restricted by other PRC regulations and , therefore, HKHT is permitted to invest in Shenzhen Highpower, Shenzhen Springpower and Huizhou Highpower in the form of a wholly foreign-owned enterprise.

Employees

At December 31, 2010, we had approximately 2,600 employees, all of which are employed full-time. There are no collective bargaining contracts covering any of our employees. We have not experienced any work stoppages and we consider our relations with our employees to be good.

ITEM 1A:	RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our shares of common stock listed on the NASDAQ Global Market could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-K.

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

We are and will continue to be subject to declining average selling prices of consumer electronic devices, which may harm our results of operations.

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 45%, 47% and 57% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively. One customer, Energizer Battery Manufacturing, Inc., accounted for 24% and 20% of our net revenues for the years ended December 31, 2010 and 2009, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

A substantial portion of our working capital consists of accounts receivable from customers. Two customers represented an aggregate of 51% of our accounts receivable as of December 31, 2010.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

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

Our principal raw material is nickel, which is available from a limited number of suppliers in China. The price of nickel was volatile during 2009 and 2010 and could be volatile again. The price of nickel rose 59% from January 2009 to December 2009 and 31% from January 2010 to December 2010. The prices of nickel and other raw materials used to make our batteries increase and decrease due to factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs or problems, competition, import duties, tariffs, energy costs, currency exchange rates and those other factors described under “Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.” In an environment of increasing prices for nickel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

Our business may be adversely affected by the global economic downturn, in addition to the continuing uncertainties in the financial markets.

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

Our batteries, especially Li-ion batteries, can pose certain safety risks, including the risk of fire. While we implement stringent safety procedures at all stages of battery production that minimize such risks, accidents may still occur. Any accident, regardless of where it occurs, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damages.

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

To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2010, we have registered two trademarks as used on our battery products, one in English and in the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 31, 2010, we held 21 Chinese patents and had 30 Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2010, we had approximately 2,600 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our principal operating subsidiaries, Shenzhen Highpower Technology Co., Ltd, (“Shenzhen Highpower”) and Springpower Technology (Shenzhen) Co., Ltd (“Shenzhen Springpower”) are considered foreign invested enterprises under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiaries, Shenzhen Highpower and Shenzhen Springpower, are wholly foreign-owned enterprises, commonly known as WFOEs. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. Our license permits us to design, manufacture, sell and market battery products throughout the PRC. Any amendment to the scope of our business requires further application and government approval. Prior to expanding our business and engaging in activities that are not covered by our current business licenses, we are required to apply and receive approval from the relevant PRC government authorities.  In order for us to expand our business beyond the scope of our license, it will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. PRC authorities, which have discretion over business licenses, may reject our request to expand the scope of our business licenses to include our planned areas of expansion.  We will be prohibited from engaging in any activities that the PRC authorities do not approve in our expanded business licenses.  Companies that operate outside the scope of their licenses can be subjected to fines, disgorgement of income and ordered to cease operations.  Our business and results of operations may be materially and adversely affected if we are unable to obtain the necessary government approval for expanded business licenses that cover any areas in which we wish to expand.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations in China.  We are subject to various environmental laws and regulations that require us to obtain environmental permits for our battery manufacturing operations. We have an environmental permit from the Shenzhen Environment Protection Bureau Longgang Bureau (the “Bureau”) covering our manufacturing operations that expires on December 31, 2011. Historically, under a previous permit which expired in September 2007, we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in the permit. Although we do not currently expect to exceed the approved annual output limits under the new permit, we cannot guarantee that this will be the case. Additionally, our current permit does not cover one of our existing premises at our manufacturing facility. If we fail to comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

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

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for any offering of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

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

If our land use rights or the land use rights of our landlord are revoked, we would be forced to relocate operations.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We acquired approximately 1.36 million square feet of land equity in Huizhou, Guangdong China from the Huizhou State-Owned Land Resource in 2007, upon which we began constructing our new manufacturing facility. Besides our land use rights in Huizhou, we rely on our own land use rights and the land use rights of our landlords of our other facilities, and the loss of own land uses rights or our landlords’ land use rights would require us to identify and relocate our operations, which could have a material adverse effect on our financial conditions and results of operations Any loss of this land use right would require us to identify and relocate our manufacturing and other facilities which could have a material adverse effect on our financial conditions and results of operations.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation.  During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index increased to 8.5% in April 2008. According to the National Bureau of Statistics of China, China’s Consumer Price Index increased to 4.9% in February 2011. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. In 2008, we adopted the Highpower International, Inc. 2008 Omnibus Incentive Plan (the “Plan”) under which we make option grants and other equity awards to our officers, directors and other eligible participants under the plan.  Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that the Plan is subject to Circular 78, failure to comply with such provisions may subject us and participants of the Plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.  In January 2011, we granted options to various of our executive officers and managers.  We are in the process of complying with the relevant regulations and assuring that our grantees comply with their individual registration requirements..

We have enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause its tax liabilities to increase and its profitability to decline.

Our operating subsidiary, Shenzhen Highpower, enjoyed preferential tax concessions in the PRC, which were only granted to high-technology enterprises operating in the Shenzhen Special Economic Zone. From 2005 to 2007, Shenzhen Highpower enjoyed a preferential income tax rate of 7.5% due to its status as a new business and high-tech enterprise status from the Shenzhen level. That status expired on December 31, 2007. In 2008, Shenzhen Highpower received the National High-technology Enterprise status, and then enjoyed a preferential tax rate of 15%.  This status will expire on December 31, 2011, and we plan to renew this status for Shenzhen Highpower for the next three-year cycle. Our subsidiary, Shenzhen Springpower, is currently in the 25% tax bracket. We are in the process of applying for the hi-tech enterprise status for Shenzhen Springpower in order to receive a preferential tax rate of 15% when this subsidiary reaches profitability, which is expected to occur in 2011. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, which became effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and canceled several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which the tax rate gradually increased starting in 2008 and will be equal to the new 25% tax rate at the end of the transition period. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, could increase our tax liabilities and reduce our net income.

Under the New EIT Law, we and HKHT may be classified as “resident enterprises” of China for tax purpose, which may subject us and KHT to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us and HKHT. Both our and HKHT’s members of management are located in China. If the PRC tax authorities determine that we or HKHT is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we or HKHT receive from Shenzhen Highpower and Shenzhen Springpower will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of us and HKHT is holding Shenzhen Highpower and Shenzhen Springpower, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

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

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem, , such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon our ability to continue to manufacture our battery products. Such an outbreak could have an impact on our operations as a result of:

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

Since our initial public offering and listing of our common stock in October 2007, the price at which our common stock had traded has been highly volatile, with a high and low sales price of $1.23 and $9.82, respectively, as through April 11, 2011. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

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

A few principal stockholders have significant influence over us.

Two of our stockholders beneficially own or control approximately 47% of our outstanding shares. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these three stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these three stockholders may differ from the interests of our other stockholders.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL.  We will have to comply with these rules by June 15, 2011.  Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

ITEM 2.  PROPERTIES

Our registered office in Hong Kong is located at Flat 4, 13/F, Block 4, Taiping Industrial Centre, 51A Ting Kok Road, Tai Po, N.T. Hong Kong.

We currently have two active manufacturing operations located in mainland China at Luoshan Industrial Zone, Pinghu, Longgang, Shenzhen, Guangdong, China, 518111, and Chong Tou Hu Village, Renming Road, Guang Lan Street, Bao An District, Shenzhen, Guangdong, China, 518110. Our facilities cover approximately 487,756 square feet of total space, consisting of manufacturing plants, dormitories and research and development facilities. We lease our manufacturing facilities from various landlords under a total of six leases with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date. The table below lists the locations, approximate square footage, principal use and lease expiration dates of the facilities used in our manufacturing operations as of December 31, 2010.

Location	Area (square feet)	Principal Use	Lease expiration date
Workshop A1 & dormitory, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	58,986	Industry & Residence	December 31, 2011

Workshop A2 & dormitory, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	81,117	Industry & Residence	December 31, 2011

4th Floor, Building A, (4th Floor, Building 1 & 2nd Floor, Building B2 ) Workshop, B2 Area, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	94,722	Industry & Residence	December 30, 2012

Storage, Building 2, (6th Floor, Building 1) Area B2, Luo Shan Industrial Park, Shan Xia Community, Ping Hu Street, Long Gang District, Shenzhen	50,698	Industry & Residence	December 30, 2012

1st-4th Floor, Building 12, (1st-7th Floor, Building 9), Da Wang Industrial Park, Xin Xia Road, Ping Hu Street, Long Gang District, Shenzhen	55,897	Industry & Residence	September 30, 2012

Workshop & dormitory, Chong Tou Hu Village, Renming Road, Guang Lan Street, Bao An District, Shenzhen	146,336	Industry & Residence	September 15, 2013

In China, only the PRC government and peasant collectives may own land. In February 2007, we acquired approximately 1.36 million square feet of land equity in Industry Development Zone, New Lake, MaAn Town, HuiCheng District, HuiZhou, GuangDong, China for a total of RMB26 million under land use right grant from the HuiZhou State-Owned Land Resource Bureau that gives us the right to use the land for 50 years and an agreement with the government of MaAn Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration. We began construction of our new manufacturing facility on this site in October 2008 and anticipate that the new facility will be completed in the fourth quarter of 2011, at which time we will move our Ni-MH manufacturing operations to the new location in phases. In accordance with the terms of the land use right, we began development of the land within one year of receiving the certificate, which we received in June 2007.

Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

Our Ni-MH manufacturing capacity is approximately 14 million units per month. Our run rate is approximately 13 million units per month. As described above, we are currently building another NI-MH manufacturing site in Huizhou to expand our manufacturing capacity.  The source of funding for such  expansion will be our operational cash and bank credit facilities, as we still have unused credit totaling approximately $39 million. Our Li-ion production is almost at full capacity now, and we are evaluating new locations near our current Li-ion production site to expand our production of Li-ion battery units.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From June 19, 2008 to December 18, 2009, our shares of common stock were listed for trading on the NYSE Amex under the ticket symbol “HPJ.”  On December 21, 2009, our common stock commenced trading on the NASDAQ Global Market under the symbol "HPJ."

On April 11, 2011 the closing sales price for our common stock on the NASDAQ Global Market was $2.91 per share.

The following table summarizes the high and low sales prices of our common stock as reported by the NYSE Amex (on and prior to December 18, 2009) and NASDAQ (on and after December 21, 2009).

	High	Low
Year ended December 31, 2010
Fourth Quarter	$4.80	$2.99
Third Quarter	$4.32	$3.20
Second Quarter	$5.81	$3.12
First Quarter	$9.82	$4.77

Year ended December 31, 2009
Fourth Quarter	$9.07	$2.59
Third Quarter	$3.89	$1.23
Second Quarter	$3.05	$1.43
First Quarter	$3.19	$2.00

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

Stockholders

As of April 11, 2011 we had 22 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2010 or 2009.

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

Overview

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc. We changed our name to Highpower International, Inc. in October 2010.

HKHT was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in 2001.  HKHT formed Huizhou Highpower and Shenzhen Springpower in 2008.  Huizhou Highpower has not yet commenced business operations.  Shenzhen Highpower formed Ganzhou Highpower in September 2010 to engage in the processing, marketing and research of battery materials.  Ganzhou Highpower commenced business operations in September 2010.

On May 25 2010, we invested $142,515 in Springpower International, Inc. (“Springpower International”) which became an associate of HKHT. Springpower International, which is incorporated in Canada, mainly researches and develops advanced, high performance battery materials and clean energy materials.

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

Share Exchange

On October 20, 2007, we entered into a share exchange agreement (the “Exchange Agreement”) with all of the shareholders of HKHT, consisting of 35 shareholders. Pursuant to the Exchange Agreement, we agreed to issue shares of our common stock in exchange for all of the issued and outstanding securities of HKHT (the “Share Exchange”). The Share Exchange closed on November 2, 2007. Upon the closing of the Share Exchange, we (i) became the 100% parent of HKHT, and HKHT’s wholly-owned subsidiary Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name from SRKP 11, Inc. to Hong Kong Highpower Technology, Inc.  We changed our name to Highpower International, Inc. in October 2010.

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

Private Placement

On November 2, 2007, concurrently with the close of the Share Exchange, we received gross proceeds of $3.1 million in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 1,772,745 shares of common stock at $1.76 per share. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until ninety (90) days after our common stock was listed on the NYSE Amex (formerly the American Stock Exchange), when one-tenth of their shares are released from the lock up, after which their shares will automatically be released from the lock up on a monthly basis pro rata over a nine month period. After commissions and expenses related to the Private Placement, we received net proceeds of approximately $2,738,000 in the Private Placement. The purpose of the Private Placement was to raise working capital. All of the proceeds from the Private Placement were used for working capital and the development of our lithium-ion battery manufacturing business.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2010 and 2009 (U.S. dollars) and :

Consolidated Statements of Operations	Year Ended December 31,
	2010		2009
	(in thousands except share and per share information)

Net Sales	$104,855	100.0%	$70,331	100.0%

Cost of Sales	(83,080)	79.2%	(55,300)	78.6%

Gross profit	$21,775	20.8%	$15,031	21.4%

Depreciation	(320)	0.3%	(270)	0.4%

Selling and distribution costs	(4,046)	3.9%	(2,355)	3.3%

General and administrative costs including stock-based compensation	(9,315)	8.9%	(6,405)	9.1%

Loss on exchange rate difference	(786)	0.7%	(60)	-

Share of loss of an associate	(39)	-	-	-

Income from operations	$7,269	6.9%	$5,941	8.4%

Change in fair value of currency forwards	-	-	(117)	0.2%

Change in fair value of warrants	-	-	-	-

Other income	448	0.4%	509	0.7%

Interest expense	(407)	0.4%	(528)	0.8%

Other expenses	-	-	(214)	0.3%

Income before taxes	$7,310	7.0%	$5,591	7.9%

Income taxes	(1,268)	1.2%	(1,148)	1.6%

Net income	$6,042	5.8%	$4,443	6.3%

Net income per common share – basic and diluted	$0.44		$0.33

Weighted average common shares outstanding
-basic	13,582,106		13,608,265
-diluted	13,629,606		13,667,697
Dividends declared per common share

Years ended December 31, 2010 and 2009

Net sales for year the ended December 31, 2010 were $104.9 million compared to $70.3 million for the year ended December 31, 2009, an increase of 49.1%. The increase in net sales for the year ended December 31, 2010 over the year ended December 31, 2009 was due to a 1.8% increase in the average selling price of our Ni-MH battery units, a 18.2% increase in the number of Ni-MH battery units sold, a 16.8% increase in the average selling price of our Li-ion battery units, and a 88.6% increase in the number of Li-ion battery units sold.  In addition, our materials revenue increased to $12.5 million in 2010 from $0.96 million in 2009.  The increase in the number of battery units sold in 2010 was primarily attributable to increased orders from our new and existing customers. The 16.8% increase in the average selling price of our Li-ion battery units was due to our sale of more improved quality and higher capacity products, which we sold at a higher selling price.

Cost of sales consists of the cost of nickel and other materials, labor, and overhead. Costs of sales were $83.1 million for the year ended December 31, 2010 as compared to $55.3 million for the comparable period in 2009. As a percentage of net sales, cost of sales increased to 79.2% for the year ended December 31, 2010 compared to 78.6% for the comparable period in 2009. This was attributable to a higher percentage of materials revenue with lower margin during the year ended December 31, 2010 as compared to the comparable period in 2009.

Gross profit for the year ended December 31, 2010 was $21.8 million, or 20.8% of net sales, compared to $15.0 million, or 21.4% of net sales, respectively, for the comparable period in 2009. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for products.

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

Selling and distribution costs were $4.0 million for the year ended December 31, 2010, or 3.9% of net sales, compared to $2.4 million for the comparable period in 2009, or 3.3% of  net sales, an increase of 71.8%.  Selling and distribution costs increased due to the expansion of our salesforce and marketing activities such as participation in industry trade shows and international travel to promote and sell our products abroad.

General and administrative costs were $9.3 million, or 8.9% of net sales, for the year ended December 31, 2010, compared to $6.4 million, or 9.1% of net sales, for the comparable period in 2009. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The decrease as a percentage of net sales was primarily due to a greater growth of our net sales for the year the ended December 31, 2010 compared to the comparable period in 2009.

Research and development expenses increased $0.5 million for the year ended December 31, 2010 over the year ended December 31, 2009 due to our increased research and development activities towards higher performance products.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $786,000 and $60,000, respectively, in the years ended December 31, 2010 and 2009, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  In 2010 and 2009, to cope with devaluation of the U.S. Dollar relative to the RMB, we engaged in currency hedging and adjusted the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB.

Other income from operations, which consists of bank interest income, forward contract gains and losses and sundry income, was $448,000, for the year ended December 31, 2010, as compared to $509,000 for the year ended December 31, 2009. The decrease was due to a decrease of $135,000 of income from a government sponsor and a decrease of $26,000 in sundry income, partially offset by a $55,000 gain on a forward contract during 2010 and a $42,000 increase in bank interest income.

Interest expense was $407,000 for the year ended December 31, 2010, as compared to $528,000 for the respective comparable period in 2009. The decrease was primarily due to lower interest rates. We increased our short-term borrowings by $7.75 millions in the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increased short-term borrowing was mainly due to needs for working capital, and increased trade financing including bank acceptance bills. Increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

During the year ended December 31, 2010, we recorded a provision for income taxes of $1.3 million, as compared to $1.1 million for the respective comparable period in 2009. The increase in income taxes for the year ended December 31, 2010 as compared to the year ended December 30, 2009 was a result of an increase in our net taxable income.

Net income for the year ended December 31, 2010 was $6.0 million, compared to a net income of $4.4 million for the comparable period in 2009, an increase of 40.0%.

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

General and administrative costs were $6.4 million, or 9.1% of net sales, for the year ended December 31, 2009, compared to $6.1 million, or 8.1% of net sales, for the comparable period in 2008. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The increase as a percentage of net sales was primarily due to an increase in personnel and  labor costs and research and development expenses.  Labor and personnel costs increased $216,772 for year ended December 31, 2009 over the comparable period in 2008 due to the expansion of our technician and administrative team to expand our market share.  Research and development expenses increased $718,412 for the year ended December 31, 2009 over the year ended December 31, 2008 due to our increased commitment to advance our research and development activities. Although we anticipate our general and administrative expenses to continue to increase on an absolute dollar basis as a result of additional legal, accounting and other related costs from becoming a public reporting company, we do not believe that general and administrative expenses as a percentage net sales will trend upward as we believe that our net sales will also increase.

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

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $8.5 million as of December 31, 2010, as compared to $3.0 million as of December 31, 2009. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of December 31, 2010, we had in place general banking facilities with seven financial institutions aggregating $54 million. The maturity of these facilities is generally up to one year. The facilities are subject to annual review and approval. These banking facilities are guaranteed by us and our Chief Executive Officer, Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of December 31, 2010, we had utilized approximately $23 million under such general credit facilities and had available unused credit facilities of $31 million.

For the year ended December 31, 2010, net cash provided by operating activities was approximately $2.8 million, as compared to net cash provided by operating activities of $3.3 million for the comparable period in 2009. The decrease in net cash provided by operating activities is primarily attributable to an increase in accounts receivable levels.  For the year ended December 31, 2009, net cash provided by operating activities was approximately $3.3 million, as compared to net cash provided by operating activities of $6.3 million for the comparable period in 2008. The decrease in net cash provided by operating activities is primarily attributable to an increase in accounts receivable levels.

Net cash used in investing activities was $5.2 million for the year ended December 31, 2010 compared to $3.7 million for the comparable period in 2009. The increase of cash used in investing activities was primarily attributable to an increase in the acquisition of property and equipment in 2010. Net cash used in investing activities was $3.7 million for the year ended December 31, 2009 compared to $4.6 million for the comparable period in 2008. The decrease of cash used in investing activities was primarily attributable to a decrease in the acquisition of plant and equipment over the respective periods.

Net cash provided by financing activities was $7.8 million for the year ended December 31, 2010 as compared to net cash used in financing activities of $778,000 for the comparable period in 2009. The increase in net cash provided by financing activities is primarily attributable to an increase in the new short-term bank loans.  Net cash used in financing activities was $778,000 for the year ended December 31, 2009 as compared to net cash provided by financing activities of $890,000 for the comparable period in 2008. The decrease in net cash provided by financing activities is primarily attributable to the issuance of common stock in 2008.

For Fiscal 2010 and 2009, our inventory turnover was 6.9 and 5.1 times, respectively. The average days outstanding of our accounts receivable at December 31, 2010 were 61 days, as compared to 60 days at December 31, 2009. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $0.5 million, which will be paid out of cash on hand.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect these contributions will contribute to administrative and other operating expenses in an amount of approximately $60,000 per month based on the size of our current workforce. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Guarantees of Bank Loans

Dang Yu Pan, our Chairman and Chief Executive Officer, has provided personal guarantees under our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2010 and the identity of the officer(s) who guaranteed each loan.

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by Officers
Bank Of China	$13.5 million	$5.0 million	Dang Yu Pan
Shenzhen Development Bank Co., Ltd	$9.0 million	$3.0 million	Dang Yu Pan
Shanghai Pudong Development Bank Co. Ltd.	*	$3.5 million	-
Citibank (China) Co., Ltd.	$9.5 million	$4.0 million	Dang Yu Pan
Standard Chartered Bank	$11.0 million	-	Dang Yu Pan
China Everbright Bank	$7.5 million	$4.0 million	-
China Merchants Bank	$3.7 million	$3.0 million	Dang Yu Pan
Total:	$54.2 million	$22.5 million	Dang Yu Pan
* Shanghai Pudong Development Bank Co. Ltd. originally granted us an $8.3 million credit line, which expired October 29, 2010. The $3.5 million trade financing currently outstanding with with the bank has no underlying guarantees.

Each of Shenzhen Springpower, a wholly-owned subsidiary of HKHT, and Dang Yu Pan, entered into a guarantee agreement to guarantee Shenzhen Highpower’s obligations under the Agreement and Line of Credit with Bank of China. The Company may not enter into any counter-guarantee agreement or similar agreement that impairs the rights of the Bank of China under the Agreement.

Each of HKHT and Dang Yu Pan entered into a guarantee agreement to guarantee Shenzhen Highpower’s and Shenzhen Springpower’s obligations under the loan agreements with Citibank Citibank (China) Co., Ltd.

Each of HKHT and Dang Yu Pan entered into a guarantee agreement to guarantee Shenzhen Highpower’s obligations under the loan agreement with China Merchants Bank Co., Ltd.

We did not and do not intend to pay any compensation to the guarantor for the guarantees.

Inflation and Seasonality

Inflation has not had a significant impact on our operations during the last two fiscal years. However, the volatile nickel prices affect our cost of sales constantly. In times of economic downturn, nickel prices tend to decline, and our gross margin tends to be higher than the periods when of economy growth, which usually brings higher metal prices.

The first quarter of each fiscal year tend to be our slow season due to the Chinese new year holidays. Our factories, according to our order backlog, usually shut down for 1-2 weeks.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 67% of our sales are made in U.S. Dollars. During the year ended December 31, 2010, the exchange rate of the RMB to the U.S. Dollar increased approximately 3% from the level at the end of December 31, 2009. This fluctuation resulted in a slight increase in our material costs during the year ended December 31, 2009. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affect the value of its US dollar receivables and sales. As of December 31, 2010, the Company had a series of currency forwards totaling a notional amount $3.5 million expiring from January 2011 to May 2011. The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses. The net gains of $54,674 attributable to these activities are included in “other income” for the year ended December 31, 2010.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

(c) Changes in internal control over financial reporting

In October 2010, the Company engaged Albert Wong & Co., LLP., an independent internal control consulting firm, to evaluate and advise on our SOX 404 internal control and procedures. The primary objective is to streamline our internal control structure. The consulting firm will study and examine our well-defined line of responsibility and delegation of authority for our functional operation areas so that they can evaluate whether responsibility lines are clearly be drawn. Then, they will introduce a comprehensive system with key auditable internal control and procedures integrated. The consulting company helps develop an internal control environment that allows continuous input by various levels of management and employees with an effective and efficient information flow and internal communication network. A periodic risk assessment exercise are performed to enhance our system’s integrity and to assess areas of risk. Our internal control department develops additional control activities to ensure the effective function of our controls. The internal audit department directly reports to our audit committee. The anticipated changes in internal control over financial reporting will enhance our control environment with improving internal information flow and communication network. We will identify new risks through a constant risk assessment process and make our control activities an effective tool of monitoring our internal controls. The pillar of our internal control improvement is the audit committee of the board of directors that interacts with our internal control department, top management, and our external auditors to ensure a proper and reliable financial report with a reasonable assurance.  Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Agreement on Line of Credit with Bank of China

On December 8, 2010, Shenzhen Highpower Technology Co., Ltd. entered into an Agreement on Line of Credit (the “BOC Agreement”) for a revolving line of credit in the amount of RMB90,000,000 (US$13.5 million) with Bank of China Limited, Shenzhen Buji Branch (“Bank of China”), which includes a RMB20,000,000 (US$3.0) million short-term line of credit, a RMB30,000,000 (US$4.5 million) line of bank acceptance, a RMB35,000,000 (US$5.2 million) line of trade financing and a RMB5,000,000 (US$0.8) line of foreign currency trading earnest money. The BOC Agreement expires on December 8, 2011.

Each of Springpower Technology (Shenzhen) Co., Ltd., a wholly-owned subsidiary of Hong Kong Highpower Technology Co., Ltd. and Dang Yu Pan entered into a guarantee agreement to guarantee Shenzhen Highpower’s obligations under the BOC Agreement. The Company may not enter into any counter-guarantee agreement or similar agreement with any guarantor that impairs the rights of the Bank of China under the BOC Agreement.

The following events constitute a default under the BOC Agreement: failure to perform its payment or settlement obligations under the BOC Agreement or any agreements entered into with the Bank of China pursuant to the BOC Agreement; failure to use the funds for purposes as stated in the BOC Agreement, breach of any representations in the BOC Agreement or any agreements entered into with the Bank of China pursuant to the BOC Agreement; failure to provide a new guarantee and replacement guarantor in circumstances including merger, sale of assets and bankruptcy; termination of business or bankruptcy; breach of any other agreements related to the BOC Agreement; default under any other contract with the Bank of China or its related organizations; and any guarantor’s breach of the guarantee contract or default under any other contract with the Bank of China or its related organizations.

Upon the occurrence of any events of default under the BOC Agreement, the Bank of China may require Shenzhen Highpower or the guarantors to correct the default within a specified time period; reduce, suspend or terminate the line of credit, the BOC Agreement, or any other agreement between the parties in whole or in part; suspend or terminate the issuance of any loan not issued, any trading financing business and letter of guarantee not handled; accelerate the maturity of any amount outstanding under the BOC Agreement; terminate or cancel the BOC Agreement, terminate or cancel other agreements between Shenzhen Highpower and the Bank of China in whole or in part; require Shenzhen Highpower to indemnify losses caused by the default to the Bank of China; deduct any sum owed to the Bank of China from Shenzhen Highpower’s bank account with the Bank of China; exercise its security interest; require the guarantors to undertake their guarantee responsibilities; or any other measures deemed necessary by the Bank of China.

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

Line of Credit Contract with Shenzhen Development Bank Co., Ltd.

On July 20, 2010, Shenzhen Highpower entered into a Line of Credit Contract with Shenzhen Development Bank Co., Ltd. Shenzhen Xinzhou Sub-branch providing for a revolving line of credit of up to RMB 60,000,000 ($9.0) million.  The agreement expires on June 16, 2011.

The following events constitute an event of default under the agreement:  Shenzhen Highpower is in breach of any loan contract executed pursuant to the agreement; the concealment of important information from the bank; the change in the use of the loan funds, misappropriation of loan proceeds or use of bank loans in illegal or irregular transactions; the inaccuracy of any certifications or documents provided to the bank; refusal to sign any contract with the bank required by the bank; the breach by a guarantor of a guaranty contract; a transfer of property to avoid creditors; use of false contracts or arrangement with third parties to deceive the bank; evading bank debts; the occurrence of major problems with Shenzhen Highpower’s business circumstances, such as a deteriorated financial situation or significant financial loss or loss of assets; imposition of administrative penalties or criminal sanctions against Shenzhen Highpower; a merger, spin-off, acquisition or reorganization, significant disposal of assets, capital reduction, or bankruptcy of Shenzhen Highpower; a change in the controlling shareholder that the bank believes endangers its claims under the agreement; an adverse change in Shenzhen Highpower’s industry; Shenzhen Highpower’s failure to apply for settlement or deposit taking; and other situations that may endanger the realization of claims under the contract.

Upon the occurrence of any events of default under the agreement, the bank may change, suspend or terminate the line of credit; accelerate the maturity of any amount outstanding under the agreement; request an additional guaranty; deduct funds from Shenzhen Highpower’s account at the bank; or demand the guarantor perform under a guaranty agreement.

Line of Credit with China Merchants Bank Co., Ltd.

On November 8, 2010, Shenzhen Highpower entered into a Line of Credit Agreement with China Merchants Bank Co., Ltd.  providing for a revolving line of credit of up to RMB 25,000,000 ($3.7) million.  The agreement will expire on November 8, 2011.  HKHT and Dan Yu Pan jointly guaranteed the loan.

Each of the following is deemed to be an Event of Default: (1) providing false information to the Merchant Bank or concealing the truth or material information, or not cooperating with the Merchant Bank’s due diligence, review and inspection; (2) refusing or avoiding the supervision from the Merchant Bank about the use of funds and the Company’s relevant production, operation, and financial activities; (3) failing to perform the use of the loan and/or other credit lines stipulated under the agreement; (4) failing to repay the principal and interest, in full and on time, of the underlying loan and other credit lines under the agreement; (5) unilaterally transferring the debt under the agreement, in whole or in part, to a third party; (6) handling the existing major assets improperly; or (7) or any other situation which damages the legitimate rights and interests of the Merchant Bank.

Upon the occurrence of an event of default, the bank may reduce the line of credit or stop the Company’s use of the remaining line of credit; accelerate the amounts due under outstanding loans, request a side margin amount, pursue recourse to on Shenzhen Highpower’s accounts receivable for any factoring arrangement; and deduct sums owed to the bank  from Shenzhen Highpower’s deposit accounts with the bank.

Uncommitted Short Term Revolving Facility Agreements with Citibank (China) Co., Ltd.

On August 12, 2010, Shenzhen Highpower entered into an Uncommitted Short Term Revolving Facility Agreement with Citibank (China) Co., Ltd . (“Citibank”) Shenzhen Branch providing for a revolving facility of up to $3,000,000.  The purpose of the facility is for hedging and risk management.  The loan is guaranteed by  HKHT, Shenzhen Springpower and Dang Yu Pan.  Loans made pursuant to the agreement may only be used for working capital purposes and not for any investment in securities or in any non-core business of the Company.  Loans pursuant to the facility may not be used to pay for any transactions with related parties.

On August 12, 2010, Shenzhen Highpower  and Shenzhen Springpower entered into an Uncommitted Short Term Revolving Facility Agreement with Citibank providing for a revolving facility of up to $6,500,000.  The purpose of the facility is to be used for general liquidity needs and the purchase of raw materials.  The loan is guaranteed by  HKHT and Dang Yu Pan.  Loans made pursuant to the agreement may only be used for working capital purposes and not for any investment in securities or in any non-core business of the Company.  Loans pursuant to the facility may not be used to pay for any transactions with related parties.

Comprehensive Line of Credit Contract

On March 3, 2010, Shenzhen Highpower entered into a Comprehensive Line of Credit Contract with China Everbright Bank Shenzhen Longhua Sub-branch providing for a maximum credit line of RMB 50,000,000 ($7.5) million.  The term of the agreement was one year.  The bank may adjust the maximum credit limit upon: a major adjustment in China’s monetary policy; the occurrence of financial risks in Shenzhen Highpower’s region of operation; a great change in Shenzhen Highpower’s market; Shenzhen Highpower’s suffering or potential to suffer operating difficulty or risk; Shenzhen Highpower undergoes a merge, termination or other major institutional change; Shenzhen Highpower does not use loan proceeds for the required purposes; Shenzhen Highpower transfers property or money to avoid debt; a default by Shenzhen Highpower under the agreement; a shortage of funds or operating difficult of a guarantor; damage of collateral; or anything that, in the bank’s opinion, which decreases Shenzhen Highpower’s solvency or damages the bank’s interests.  The agreement is guaranteed by Xiamen Tungsten Co., Ltd., a supplier of Shenzhen Highpower. Shenzhen Highpower must alert the bank in advance of providing a guarantee for a third party, which guaranty may not affect Shenzhen Highpower’s ability  to pay off its debt pursuant to the agreement.

Credit Facilities with Standard Chartered Bank (China) Limited

On April 7, 2010, Shenzhen Highpower entered into banking facility with Standard Chartered Bank (China) Limited providing for financing of up to $5.0 million.  Shenzhen Springpower and Dang Yu Pan guaranteed the loan.  Shenzhen Highpower must pledge a 30% cash margin with the bank as security for the loan.  In the event Shenzhen Highpower is in breach of any term of the agreement or if the bank believes that circumstances exist that could adversely affect the ability or willingness of Shenzhen Highpower to comply with its obligations thereunder, then amounts due under the facility is repayable upon demand by the bank.

On April 9, 2010, HKHT entered into a banking facility with Standard Chartered Bank (Hong Kong) Limited providing for financing of up to $6.0 million.  Dang Yu Pan guaranteed the loan.

Term Loan with Wing Lung Bank Limited

On December 21, 2010, HKHT entered into a term loan agreement with Wing Lung Bank Limited providing for a loan of up to $11.5 million.  Pursuant to the agreement, HKHT may drawdown the term loan for three (3) months from the date of the agreement and the final maturity date of the loan is one year from the first drawdown date.  Interest will accrue at a rate of 1.1% per annual above LIBOR.  As security for the loan, HKHT will provide a security deed over its deposits in RMB in an amount no less than 105% of the drawdown amount.  Any outstanding principal amount under the loan must be repaid in one lump sum upon the final maturity date.

The following events constitute a default under the term loan agreement:  any failure by HKHT to repay within 2 banking days when due or demand any sum payable under the agreement; non-payment; failure to comply with any other obligations subject to agreed remedy periods if capable of remedy; misrepresentation; cross default; insolvency and analogous events; failure to maintain ownership of HKHT; unlawfulness; repudiation or material adverse change. Upon a default, the lender may charge default interest at 7% above the contract rate.

Uncommitted Demand Credit Facility with Citibank, N.A. Hong Kong Branch

On January 31, 2011, we entered into an uncommitted, revolving short term credit facility for up to an aggregate of $3.0 million with Citibank, N.A. Hong Kong Branch (“Citibank”).  Letters of credit issued pursuant to the facility are for a maximum of 120 days.  Interest accrues at a rate of 1.5% annual over the higher of LIBOR and Citibank’s cost of funding.  A commission of 0.125% of the principal amount of each letter of credit upon the issuance of a letter of credit.  The facility is repayable upon demand by Citibank.  Security for the facility consisted of a standby letter of credit issued by Citibank (China) Co., Ltd. Shenzhen Branch acceptable to Citibank for a sum of HKD23,400,000 in favor of Citibank.

Banking Facility with Standard Chartered

On January 21, 2011, HKHT entered into a banking facility with Standard Chartered Bank (Hong Kong) Limited (“Standard Bank”) with a facility limit of $13.0 million.  For the trade finance facility, which has a $3.0 million facility limit, interest on import/export facilities accrues at a rate of 1.75% over HIBOR and interest on foreign currency import/export facilities accrues at a rate of 1.75% per annum over LIBOR.  The term of such trade finance facilities may not exceed 120 days.  For the short term money market loan, which has a $10.0 million facility limit, interest accrues at 1% per annum over LIBOR, payable at the maturity of each advance, which is generally 12 months after the drawdown date, or quarterly in arrears if a six month period is selected.  Interest is paid monthly.  Partial drawdowns are permitted with minimum amounts of $500,000 or above in multiples of $100,000.  The facility is secured by all bank accounts of the Company with Standard Bank and a personal guarantee dated May 26, 2010 executed by Dang Yu Pan, our Chief Executive Officer, for $9.0 million, plus interest and other charges.

The information included in this Item 9B is provided in accordance with Item 1.01 and Item 2.03 of Form 8-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Dang Yu Pan	43	Chairman of the Board and Chief Executive Officer
Wen Liang Li	45	Vice President, Chief Technology Officer and Director
Wen Wei Ma	41	Vice President of Manufacturing
Henry Sun	38	Chief Financial Officer and Corporate Secretary
Michael Wang	39	Vice President of Sales and Marketing
Bin Ran	41	Vice President of Strategy and Human Resources
Wen Jia Xiao	34	Vice President of Quality Control
Xinhai Li	48	Director
Chao Li	66	Director
Ping Li	46	Director

Dang Yu Pan has been the Chairman of the Board and Chief Executive officer of the Company and HKHT since November 2007 and July 2003, respectively. Mr. Pan is the founder of Shenzhen Highpower and has served as the Chairman of the Board and Chief Executive Officer of Shenzhen Highpower since October 2002. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou HaoPeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of Nanhai Shida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the HuangPu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990. We believe Mr. Pan’s qualifications to sit on our Board include his extensive understanding of our business, our products and the battery industry that he has acquired over his 14 years working in the battery industry, including over 7 years as an officer and director of as a director of Shenzhen Highpower.

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

Henry Sun has served as the Chief Financial Officer of the Company since January 2011. Mr. Sun joined the Company in
November 2010 as the President’s Assistant.  Prior to joining the Company, Mr. Sun was the Chief Financial Officer of Zoomlion Concrete Machinery Company from November 2009 to October 2010.  From November 2008 to September 2009, Mr. Sun served as the Finance Director of Yasheng Group USA (OTCBB: YHGG). From December 2006 to November 2008, he was the senior finance manager of Cepheid, Inc. (NASDAQ: CPHD).  From October 2003 to September 2006, he was a financial consultant at Merrill Lynch.  Mr. Sun is a graduate of the Thunderbird School of Global Management.

Michael Wang joined Highpower in November 2009 as Director of Sales and was appointed Vice President of Sales and Marketing in March 2011.  Before joining Highpower, from September 2001 to October 2009, Mr. Wang served at various positions at Vale Inco, one of the world’s largest nickel miners and producers. Mr. Wang first joined Vale Inco’s Shanghai Office late 2001, in charge of the sales of Inco Special Products. In June 2005, Michael began working at Vale Inco’s Headquarters in Canada as the segment leader of Li-ion cathode materials. In June 2006, Michael returned to Vale Inco’s Shanghai Office, as the Director of Marketing for Nickel Downstream Products, focusing primarily on battery materials. From May 1997 to August 2001, Mr. Wang worked in various departments of Beijing Zhongke Sanhuan Hi-Tech Co., Ltd. Mr. Wang received his masters degree in materials science and engineering from the Beijing Institute of Technology in 1997, and received a second masters degree in Enterprise Management from the University of International Business and Economics of China in 2002.

Bin Ran joined Highpower in June 2010 as General Manager of Human Resources.and was appointed Vice President of Strategy and Human Resources in March 2011. From April 2004 to April 2010, he worked for Shenzhen Joint Financial Group Co., Ltd, serving in positions at various of its portfolio companies, including General Manager of several companies such as Shenzhen Cbhandsun Management Consulting Co., Ltd, Guangzhou Cbhandsun Management Consulting Co., Ltd, Shenzhen Flink Training Center and Singapore Flink Training Center.  From July 1998 to March 2004, he worked as a management consultant at various companies including Shenzhen Quanxi Management Consulting Company, Singapore Corey Consulting Company. He was also invited as MBA professor of Zhongshan University, University of Northern Virginia, Inter American University.  From 1995 to 1997, Mr. Ran worked as an Engineer of GP Batteries International Limited. Mr. Ran received a bachelors degree in Electrochemistry from the Sichuan Light Chemical Engineering Institute in 1993.

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

Ping Li has served as a director of the Company since January 2008. Since November 2008, Mr. Li has served as Director at Intel Capital, focusing on Intel’s investment activities in China. From July 2003 to October 2008, Mr. Li served as the Managing Director of Investment at ChinaVest, a venture capital firm. From February 2002 to July 2003, Mr. Li served as Chief Financial Officer of Great Wall Technology Co., Ltd., an investment technology company. Mr. Li received a master’s degree in biology from Columbia University in 1989 and an MBA in finance in 1994 from the Wharton School of the University of Pennsylvania.  We believe that Mr. Li’s qualifications to sit on our Board include his knowledge of the capital market and his experience, expertise and background with respect to accounting matters, including his experience as a chief financial officer and familiarity with U.S. GAAP and financial statements.

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

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on the Company’s website at: www.highpowertech.com.

Compensation Committee

We established our Compensation Committee in January 2008. The Compensation Committee consists of Xinhai Li and Chao Li, each of whom is an independent director. Xinhai Li is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for the Company’s directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on the Company’s website at: www.highpowertech.com.

Nominating Committee

The Nominating Committee consists of Xinhai Li and Chao Li, each of whom is an independent director. Chao Li is the Chairman of the Nominating Committee. The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating Committee. A current copy of the Nominating Committee Charter is posted on the Company’s website at: www.highpowertech.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors, we believe that during the fiscal year ended December 31, 2010, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements.

Code of Ethics

The Company’s board of directors has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct. The Code is posted on the Company’s Web site located at www.highpowertech.com, and is available in print, without charge, upon written request to the Company at Highpower International, Inc., Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China. The Company intends to post promptly any amendments to or waivers of the Code on its Web site.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2010 and 2009 of the principal executive officer and up to two other officers who compensation exceeded $100,000 during such years (our “named executive officers”).

Name and Position	Year	Salary	Bonus	Stock Awards (1)	All other compensation		Total
Dang Yu Pan	2010	$18,000	$-	$-	$25,000	(2)	$43,000
Chief Executive Officer and	2009	$18,000	$-	$-	$25,000	(2)	$43,000
Chairman of the Board

Henry Ngan (3)	2010	$150,000	$-	$-	$-		$150,000
Chief Financial Officer	2009	$137,500	$-	$137,870	$-		$275,370

(1)  The amounts disclosed reflect the value of awards for grants of restricted stock. These stock awards reflect the full grant date fair values in accordance with FASB ASC Topic 718.
(2)  Includes $25,000 for fees earned or paid in cash for service as a director of the Company.
(3) Mr. Ngan was appointed Chief Financial Officer and Corporate Secretary of the Company effective February 1, 2009.  Mr. Ngan resigned as the Company’s Chief Financial Officer in January 2011.

Outstanding Equity Awards at 2010 Fiscal Year End

There were no unexercised options or unvested stock awards outstanding held by our named executive officers as of December 31, 2010.

Employment Agreements and Termination of Employment and Change of Control Arrangements

We entered into an Offer Letter of Employment with our Chief Financial Officer, Henry Ngan, effective February 2009.  Pursuant to the Offer Letter, Mr. Ngan is entitled to a base salary at an annual rate of $150,000 and 17,000 shares of restricted common stock of the Company under the Company’s 2008 Omnibus Incentive Plan, 8,500 of which vested on January 31, 2010 and 8,500 of which vested on December 2, 2010, the vesting of which was accelerated by the Compensation Committee.  Mr. Ngan is also entitled to reasonable vacation and sick time and reimbursement for the cost of standard medical and dental insurance premiums and for business expenses.  Mr. Ngan resigned as the Company’s Chief Financial Officer on January 4, 2011.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2010 by members of board of directors. Compensation information for Dang Yu Pan, our Chief Executive Officer and Chairman of the Board, is described in the summary compensation table above.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Highpower International, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	100,000	$3.85	1,883,000	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	1,883,000

(1)	In October 2008, the Company adopted the 2008 Omnibus Incentive Plan (the “Plan”).

As of April 11, 2011, there were 998,000 shares available for issuance pursuant to the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of April 11, 2011 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of April 11, 2011 certain information with respect to beneficial ownership of our common stock based on 13,582,106 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each named executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of April 11, 2011 excludes 47,500 shares of our common stock issuable upon exercise of outstanding warrants and 985,000 shares of our common stock issuable upon the exercise of outstanding options.  Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership		Percent of Class

Directors and Executive Officers
Dang Yu Pan	Chief Executive Officer and Chairman of the Board	3,422,114		25.20%

Wen Liang Li	Vice President, Chief Technology Officer and Director	2,034,770		14.98%

Henry Sun	Chief Financial Officer and Corporate Secretary	-		-

Xinhai Li	Director	-		-

Chao Li	Director	-		-

Ping Li	Director	-		-

Officers and Directors as a Group (total of 8 persons)		6,451,781	(1)	47.26%

(1) Includes 70,000 shares issuable upon the exercise of outstanding options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hong Kong Highpower Technology Co., Ltd.

Hong Kong Highpower Technology Co., Ltd. (“HKHT”), a wholly-owned subsidiary of Highpower International, Inc., and each of HKHT’s wholly owned –subsidiaries Shenzhen Highpower Technology Co., Ltd., Huizhou Highpower Technology Co., Ltd., Springpower Technology (Shenzhen) Company Limited and Ganzhou Highpower Technology Co., Ltd., each have interlocking executive and director positions with the Company.

Guarantee Agreements

Dang Yu Pan, our Chairman and Chief Executive Officer, has provided personal guarantees under our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2010 and the identity of the officer(s) who guaranteed each loan.

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by Officers
Bank of China	$13.5 million	$5.0 million	Dang Yu Pan
Shenzhen Development Bank Co., Ltd	$9.0 million	$3.0 million	Dang Yu Pan
Shanghai Pudong Development Bank Co. Ltd.	*	$3.5 million	-
Citibank (China) Co., Ltd.	$9.5 million	$4.0 million	Dang Yu Pan
Standard Chartered Bank	$11.0 million	-	Dang Yu Pan
China Everbright Bank	$7.5 million	$4.0 million	-
China Merchants Bank	$3.7 million	$3.0 million	Dang Yu Pan
Total:	$54.2 million	$22.5 million	Dang Yu Pan
* Shanghai Pudong Development Bank Co. Ltd. originally granted us an $8.3 million credit line, which expired October 29, 2010. The $3.5 million trade financing currently outstanding with the bank has no underlying guarantees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Dominic K.F. Chan & Co. for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2010 and December 31, 2009 and fees billed for other services rendered by Dominic K.F. Chan & Co. during those periods.

	Year ended December 31,
	2010	2009

Audit Fees(1)	$80,000	$73,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$80,000	$73,000

     (1) These are fees for professional services performed by Dominic K.F. Chan & Co. for the audit of our annual financial statements and review of our quarterly reports.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on April 12, 2011.

Highpower International, Inc.
(Registrant)

Dated: April 12, 2011	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	April 12, 2011
/s/ Dang Yu Pan	Chairman of the Board
By: Dang Yu Pan	(Principal Executive Officer)

/s/ Henry Sun	Chief Financial Officer	April 12, 2011
By: Henry Sun	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Vice President, Chief Technology Officer and	April 12, 2011
Wen Liang Li	Director

/s/ Xinhai Li	Director	April 12, 2011
Xinhai Li

/s/ Chao Li	Director	April 12, 2011
Chao Li

/s/ Ping Li	Director	April 12, 2011
Ping Li

EXHIBIT INDEX

Exhibit
Number	Description

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

3.4
Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

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

10.4	Agreement on Line of Credit dated as of December 8, 2010 by and between Bank of China Limited, Shenzhen Buji Subbranch and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.4(a)	Guaranty Contract of Maximum Amount dated as of December 8, 2010 by and between Dan Yu Pan and the Shenzhen Buji Subbranch of Bank of China Limited (translated to English).

10.5
Uncommitted Short Term Revolving Facility Agreement dated as of August 12, 2010 by and between Citibank (China) Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.5(a)	Guaranty dated as of August 12, 2010 by and between Dan Yu Pan and Citibank (China) Co., Ltd. (translated to English).

10.6
Uncommitted Short Term Revolving Facility Agreement dated as of August 12, 2010 by and between Citibank (China) Co., Ltd. Shenzhen Branch, Shenzhen Highpower Technology Co., Ltd. and Sprintpower Technology (Shenzhen) Co., Ltd. (translated to English).

10.7	Line of Credit Contract dated as of November 8, 2010 by and between China Merchants Bank Co., Ltd., Shenzhen Longgang Sub-branch (translated to English).

10.7(a)	Form of Irrevocable Guaranty Contract of Maximum Amount by and between China Merchants Bank Co., Ltd., and the persons indicated in Schedule A attached to the Form of Agreement (translated to English).

10.8	Line of Credit Contract dated as of June 20, 2010 by and between Shenzhen Development Bank Co., Ltd. and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.8(a)	Maximum Amount Guarantee dated as of July 13, 2010 by and between Shenzhen Development Bank Co., Ltd. and Dan Yu Pan (translated to English).

10.9	Comprehensive Line of Credit Contract dated as of March 3, 2010 by and between Shenzhen Highpower Technology Co., Ltd. and China Everbright Bank Shenzhen Longhua Sub-branch (translated to English).

10.10	FCY Banking Facility dated as of April 7, 2010 by and between Shenzhen Highpower Technology Co., Ltd. and Standard Chartered Bank (China) Limited (translated to English).

10.10(a)	Guarantee dated as of April 7, 2010 by and between Standard Chartered Bank (China) Limited and Dang Yu Pan (translated in English).

10.11	Banking Facility dated as of January 21, 2011 by and between Hong Kong Highpower Technology Co., Ltd. and Standard Chartered Bank (China) Limited.

10.12	Uncommitted Demand Credit Facility dated as of January 31, 2011 by and between Hong Kong Highpower Technology Co., Ltd. and Citibank, N.A., Hong Kong Branch.

10.13	Term Loan Agreement dated as of December 21, 2010 by and between Hong Kong Highpower Technology Co., Ltd. and Wing Lung Bank Limited.

10.14	Banking Facility dated as of April 9, 2010 by and between Hong Kong Highpower Technology Co., Ltd. and Standard Chartered Bank (China) Limited.

10.14(a)	Guarantee dated as of May 26, 2010 by and between Standard Chartered Bank (Hong Kong) Limited and Dang Yu Pan.

10.14(b)	Amendment Letter to Guarantee dated as of January 21, 2011 by and between Standard Chartered Bank (Hong Kong) Limited and Dang Yu Pan.

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

23.1	Consent of Dominic K.F. Chan & Co.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant received from the Securities and Exchange Commission an order dated June 9, 2008 granting confidential treatment under the Securities Exchange Act of 1934.

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

HIGHPOWER INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009	F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
December 31, 2010 and 2009	F-6
Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highpower International Inc.

We have audited the accompanying consolidated balance sheets of Highpower International, Inc. (the “Company”, formerly known as “Hong Kong Highpower Technology Inc.”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2010, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
Date: March 31, 2011

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 (Stated in US Dollars)

	At December 31,
	2010	2009
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	8,490,629	2,967,586
Restricted cash	6,044,960	5,478,418
Accounts receivable	20,846,540	14,896,503
Notes receivable	256,574	596,795
Prepaid expenses and other receivables – Note 7	3,231,211	2,366,734
Inventories – Note 10	13,447,432	10,633,566

Total Current Assets	52,317,346	36,939,602
Plant and equipment, net – Note 11	13,652,254	10,284,873
Leasehold land – Note 12	3,022,293	3,019,509
Intangible asset, net – Note 13	800,000	850,000
Investment in an associate – Note 14	103,123	-
Investment securities– Note 15	53,904	52,732

TOTAL ASSETS	69,948,920	51,146,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Non-trading foreign currency derivatives liabilities – Note 17	77,699	11,041
Accounts payable	13,407,204	10,738,714
Other payables and accrued liabilities – Note 19	4,983,269	3,563,308
Income taxes payable	1,164,007	876,739
Bank borrowings – Note 20	22,539,032	14,787,714

Total Current Liabilities	42,171,211	29,977,516

COMMITMENTS AND CONTINGENCIES – Note 22

(continued)

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
(Stated in US Dollars)

	At December 31,
	2010	2009
	$	$
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2010 –13,582,106 shares (2009 –13,582,106 shares)	1,358	1,358
Additional paid-in capital	5,180,318	5,065,426
Accumulated other comprehensive income	2,475,749	2,023,858
Retained earnings	20,120,284	14,078,558

TOTAL STOCKHOLDERS’ EQUITY	27,777,709	21,169,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	69,948,920	51,146,716

See accompanying notes to consolidated financial statements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Years Ended December 31,
	2010	2009	2008
	$	$	$

Net sales	104,854,870	70,331,277	75,004,242
Cost of sales	(83,079,927)	(55,299,955)	(62,238,982)

Gross profit	21,774,943	15,031,322	12,765,260
Depreciation	(320,123)	(270,078)	(194,496)
Selling and distribution costs	(4,046,012)	(2,354,967)	(2,416,220)
General and administrative costs including stock-based compensation	(9,315,313)	(6,404,724)	(6,097,580)
Loss on exchange rate difference	(785,576)	(60,294)	(1,182,076)
Share of loss of an associate	(39,391)	-	-

Income from operations	7,268,528	5,941,259	2,874,888
Change in fair value of currency forwards	-	(117,171)	115,568
Change in fair value of warrants – Note 18	-	-	(276,000)
Other income – Note 3	448,196	509,294	463,142
Interest expense – Note 4	(406,534)	(527,940)	(642,161)
Other expenses – Note 5	-	(214,092)	-

Income before taxes	7,310,190	5,591,350	2,535,437
Income taxes – Note 6	(1,268,464)	(1,147,804)	(528,950)

Net income	6,041,726	4,443,546	2,006,487

Net Income per common share – Note 9
- Basic	0.44	0.33	0.15

- Diluted	0.44	0.33	0.15

Weighted average common shares outstanding
- Basic	13,582,106	13,608,265	13,205,599

- Diluted	13,629,606	13,667,697	13,233,353

See accompanying notes to consolidated financial statements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
			$
Balance, January 1, 2008	12,798,846	1,280	2,765,870	1,157,872	7,628,525	11,553,547
Gross proceeds from shares sold in offering – interim closing	160,000	16	519,984	-	-	520,000
Gross proceeds from shares sold in offering – final closing	603,750	60	1,486,340	-	-	1,486,400
Stock based compensation	-	-	276,000	-	-	276,000
Comprehensive income
Net income	-	-	-	-	2,006,487	2,006,487
Foreign currency translation adjustments	-	-	-	731,049	-	731,049
Net deferred loss from cash flow hedges	-	-	-	(293,830)	-	(293,830)
Total comprehensive income	-	-	-	-	-	2,443,706

Balance, December 31, 2008	13,562,596	1,356	5,048,194	1,595,091	9,635,012	16,279,653
Common stock issued under Omnibus incentive plan	17,000	2	17,232	-	-	17,234
Exercise of warrants	2,510	-	-	-	-	-
Comprehensive income
Net income	-	-	-	-	4,443,546	4,443,546
Foreign currency translation adjustments	-	-	-	145,978	-	145,978
Settlement of Cash Flow Hedges	-	-	-	293,830	-	293,830
Net deferred loss from cash flow hedges	-	-	-	(11,041)	-	(11,041)
Total comprehensive income	-	-	-	-	-	4,872,313

Balance, December 31, 2009	13,582,106	1,358	5,065,426	2,023,858	14,078,558	21,169,200
Share based compensation expenses	-	-	114,892	-	-	114,892
Exercise of warrants	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	-
Net income	-	-	-	-	6,041,726	6,041,726
Foreign currency translation	-	-	-	-	-	-
adjustments	-	-	-	518,549	-	518,549
Settlement of Cash Flow Hedges	-	-	-	11,041	-	11,041
Net deferred loss from cash flow hedges	-	-	-	(77,699)	-	(77,699)
Total comprehensive income	-	-	-	-	-	6,493,617

Balance, December 31, 2010	13,582,106	1,358	5,180,318	2,475,749	20,120,284	27,777,709

See accompanying notes to consolidated financial statements..

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Years ended December 31,
	2010	2009	2008
		$	$
Cash flows from operating activities
Net income	6,041,726	4,443,546	2,006,487
Adjustments to reconcile net income to net cash flows
provided by (used in) operating activities :
Bad debts written off	4,911	74,112	4,460
Depreciation	1,388,218	1,088,341	838,725
Amortization of intangible asset	50,000	50,000	50,000
Amortization of leasehold land	67,099	62,798	61,939
Loss on disposal of plant and equipment	87,741	151,825	44,198
Change in fair value of currency forwards	-	117,171	(115,568)
Change in fair value of warrants	-	-	276,000
Stock based compensation	114,891	233,897	303,333

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(5,950,037)	(6,102,967)	8,095,692
Notes receivable	340,221	(164,724)	(40,702)
Prepaid expenses and other receivables	(864,476)	(606,750)	2,093,103
Inventories	(2,813,866)	691,174	4,046,251
Increase (decrease) in -
Accounts payable	2,668,490	2,341,687	(12,422,508)
Other payables and accrued liabilities	1,419,961	382,470	721,654
Income taxes payable	287,268	500,216	321,781

Net cash provided by operating activities	2,842,147	3,262,796	6,284,845

Cash flows from investing activities
Acquisition of plant and equipment	(5,077,297)	(3,661,111)	(4,614,385)
Proceeds from Investment securities	-	(52,641)	-
Investment in an associate	(103,123)	-	-

Net cash used in investing activities	(5,180,420)	(3,713,752)	(4,614,385)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	1,486,400
Proceeds from new short-term bank loans	19,332,717	2,924,518	2,932,586
Repayment of short-term bank loans	(13,776,439)	(2,995,847)	(2,573,781)
Repayment of other loans	-	-	(5,316,389)
Net advancement of other bank borrowings	2,841,107	(124,949)	3,414,456
Decrease / (Increase) in restricted cash	(566,542)	(581,261)	946,508

Net cash provided by financing activities	7,830,843	(777,539)	889,780

Net increase in cash and cash equivalents	5,492,570	(1,228,495)	2,560,240
Effect of foreign currency translation on cash and cash equivalents	30,473	20,301	126,278

Cash and cash equivalents - beginning of year	2,967,586	4,175,780	1,489,262

Cash and cash equivalents - end of year	8,490,629	2,967,586	4,175,780

See accompanying notes to consolidated financial statements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

In January 2008, HKHTC invested $749,971 in Huizhou Highpower Technology Co., Ltd. (“HZ Highpower”). HZ Highpower is a wholly-owned subsidiary of HKHTC. Huizhou Highpower has not commenced business as of December 31, 2010.

On June 20, 2008, HKHTC invested $250,000 in Springpower Technology (Shenzhen) Co., Ltd. (“SZ Springpower”) which became a wholly-owned subsidiary of HKHTC. On July 9, 2008, HKHTC invested an additional $750,000 in SZ Springpower. SZ Springpower commenced business in June 2008 and specializes in researching and manufacturing Lithium-ion rechargeable batteries.

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

On June 19, 2008, the Company issued 160,000 shares of common stock upon the closing of the public offering. The shares are treated as compensation for investor relations services. The services provided were for the period of one year pursuant to a contract dated June 19, 2008, which has expired.

On November 18, 2009, HKHTC invested an additional $1,227,487 in SZ Highpower.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

1.	Organization and Basis of Presentation (continued)

On May 25, 2010, the Company invested $142,514 in Springpower International, Inc. (“Springpower International”) which became an associate of HKHTC. Springpower International, which is incorporated in Canada, mainly researches and develops advanced, high performance battery materials and clean energy materials.

On September 21, 2010, the Company invested $293,574 in Ganzhou Highpower Technology Co., Ltd. (“GZ Highpower”). GZ Highpower is a wholly owned subsidiary of SZ Highpower. GZ Highpower is expected to engage in the trading and research of battery materials.

On October 21, 2010, the Company invested an additional $2,000,000 in HZ Highpower.

On October 20, 2010, with stockholders’ approval, the Company officially changed its name from Hong Kong Highpower Technology, Inc. to Highpower International, Inc.

Description of business

The subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd (“HKHTC”)	Hong Kong July 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd (“SZ Highpower”)	PRC October 8, 2002	100%	Manufacturing of batteries

Highpower Energy Technology (Huizhou) Co., Ltd (“HZ Highpower”)	PRC January 29, 2008	100%	Inactive

Springpower Technology (Shenzhen) Co., Ltd (“SZ Springpower”)	PRC June 4, 2008	100%	Manufacturing of batteries

Ganzhou Highpower Technology Co., Ltd (“GZ Highpower”)	PRC September 21, 2010	100%	Processing, marketing and research of battery materials

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

1.	Organization and Basis of Presentation (continued)

The associate of the Company includes the following:

Springpower International, Inc. (“Springpower International”)	Canada March 22, 2010	40%	Research and development of advanced batteries

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

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

Associate

Associate is entity over which the group has significant influence but not control, generally accompanying a shareholding of between 20% and 50% of the voting rights. Investment in associate is accounted for using the equity method of accounting and are initially recognized at cost. The group’s investment in associates includes goodwill identified on acquisition, net of any accumulated impairment loss.

The group’s share of its associates’ post-acquisition profits or losses is recognized in the income statement, and its share of post-acquisition movements in other comprehensive income is recognized in other comprehensive income.

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

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the years ended December 31, 2010 , 2009 and 2008 are as follows:

	2010	2009	2008

Company A	24%	20%	23%

	24%	20%	23%

Details of the accounts receivable from the customers with the largest receivable balances at of December 31, 2010 and 2009 are as follows:

	Percentage of accounts receivable
	December 31,	December 31,
	2010	2009

Company A	34%	27%
Company B	17%	15%

Largest receivable balances	51%	42%

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

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

During the years ended December 31, 2010, 2009 and 2008, the Company experienced bad debts of $4,911, $74,112 and $4,460, respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the years ended December 31, 2010, 2009 and 2008, the Company make  allowance for slow-moving or defective inventories were $303,445 in 2010, $274,909 in 2009 and Nil in 2008. The Company’s production process results in a minor amount of waste materials.  The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $293,419 in 2010, $213,849 in 2009 and $412,311 in 2008. Generally, waste materials on hand at the end of a year are nominal.

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

There was no impairment of long-lived assets in 2008, 2009 or 2010.

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

Advertising and promotion expenses amounted to $27,752, $30,100 and $48,210 for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in selling and distributing costs.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

	2010	2009	2008

Year end RMB : US$ exchange rate	6.679	6.827	6.898
Average yearly RMB : US$ exchange rate	6.782	6.839	6.933

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

Share-based compensation expense was $114,891, $233,897 and $303,333 for the years ended December 31, 2010, 2009 and 2008, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (Continued)

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

Effective July 1, 2010, we adopted the update to the accounting standard regarding derivatives and hedging (Topic 815). This update clarifies how to determine whether embedded credit derivatives, including those interests held in collateralized debt obligations and synthetic collateralized debt obligations, should be bifurcated and accounted for separately. The adoption of this standard did not have a significant impact on our results of operations.

In December 2010, the FASB issued Accounting Standards Update ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805). The update requires public companies to disclose pro forma information for business combinations that occur in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption of FASB ASU No. 2010-29 effective December 1, 2010 did not have an impact on the Company’s consolidated results of operations or financial position but did result in additional disclosures.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other income

	Years Ended December 31,
	2010	2009	2008
	$	$	$

Bank interest income	104,904	62,805	149,558
Gain on cash flow hedging forward contract	54,674	-	50,357
Sundry income	175,120	198,212	263,227
Government sponsor	113,498	248,277	-

	448,196	509,294	463,142

4.	Interest expense

	Years Ended December 31,
	2010	2009	2008
	$	$	$

Interest on trade related bank loans	195,814	214,721	166,867
Interest on short-term bank loans	210,720	313,219	475,294

	406,534	527,940	642,161

5.	Other expenses

	Years Ended December 31,
	2010	2009	2008
	$	$	$

Foreign exchange contract expenses	-	214,092	-

	-	214,092	-

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes

The Company and its subsidiaries file separate income tax returns.

USA

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2008, 2009 and 2010.

PRC

Prior to January 1, 2008, the PRC’s statutory income tax rate was 33%. In addition, SZ Highpower, being located in the Shenzhen Special Economic Zone in the PRC, were subject to a reduced tax rate of 15%. Since SZ Highpower agreed to operate for a minimum of 10 years in the PRC, it entitled to a tax holiday of a two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of it.

On March 16, 2007, the National People’s Congress passed the new Corporate Income Tax law (the “new CIT law”) which unify the income tax rate to 25% for all companies. The new CIT law was effective as of January 1, 2008. The new CIT law provides a five-year transition period from its effective date for those companies which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively. Under the new tax law, it allows entities that qualify as high-technology enterprises to be taxed at a reduced tax rate of 15%. SZ Highpower is eligible for the reduced tax rate of 15% as of December 31, 2010. Accordingly, SZ Highpower has used the reduced tax rate of 15% in determining its deferred taxes as of December 31, 2010. HZ Highpower and SZ Springpower did not generate taxable income in the PRC in 2010.

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
6.	Income taxes (continued)

Hong Kong

HKHTC is incorporated in Hong Kong and is subject to Hong Kong Profits Tax.  HKHTC did not generate taxable income in Hong Kong in 2008, 2009 or 2010.

The components of income before income taxes are:

	Years Ended December 31,
	2010	2009	2008
	$	$	$

United States	-	(216,667)	(579,333)
Hong Kong	(797,604)	(338,970)	(6,367)
People’s Republic of China	8,107,794	6,146,987	3,121,137

	7,310,190	5,591,350	2,535,437

The components of the provision for income taxes are:

	Years Ended December 31,
	2010	2009	2008
	$	$	$
PRC income tax
Current year	1,268,464	1,042,335	603,072

Deferred taxes	-	105,469	(74,122)

	1,268,464	1,147,804	528,950

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate to income before taxes for the years ended December 31, 2010, 2009 and 2008, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes (continued)

	Years Ended December 31,
	2010	2009	2008
	$	$	$

Income before taxes	7,310,190	5,591,350	2,535,437

Provision for income taxes at applicable income tax rate	1,864,771	1,397,838	633,859
Change in valuation allowance	-	(116,767)	(44,218)
Income not subject to tax	(106,213)	(6,425)	(17,335)
Non-deductible expenses for income tax purposes	298,354	721,648	400,153
Tax exemption of PRC subsidiary	(856,243)	(822,474)	(413,605)
Tax rate differential	67,795	(26,016)	(29,904)

	1,268,464	1,147,804	528,950

Based on the above, the pro forma effect of the tax exemption of SZ Highpower is as follows:

	Years Ended December 31,
	2010	2009	2008
	$	$	$

Statutory income tax rate	25%	25%	25%

Exempted income tax rate	10%	10%	10%

Income tax exemption	856,243	822,474	413,605

Tax effect derived from exemption
(per share)	$0.06	$0.06	$0.03

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes (continued)

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

7.	Prepaid expenses and other receivables

	As December 31,
	2010	2009
	$	$

Purchase deposits paid	688,041	800,437
Advance to staff	72,047	150,139
Other deposits and prepayments	500,362	423,058
Value-added tax prepayment	975,552	339,868
Other receivables	995,209	653,232
	3,231,211	2,366,734

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Share – based compensation expenses

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a maximum term of five years, and their exercise price may not be less than 110% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Each share subject to an award other than stock options or SARs will reduce the number of shares available for issuance under the 2008 Plan by 17,000 shares. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of December 31, 2010, there were 1,883,000 shares authorized and available for issuance under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Share – based compensation expenses (continued)

The restricted stock activity in 2010 related to the Company’s 2008 Plan was as follows:

			Weighted Average Grant Date Price
	Shares		$
Non-vested at January 1, 2010
Granted	17,000		8.11
Vested	(17,000)		5.74
Forfeited	-		-

Non-vested at December 31, 2010	-	*	-

* At the date of report, as the above participant has resigned already in January 2011, the restricted stock award was accelerated on December 2, 2010.

9.	Earning per share

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Earning per share(continued)

The following tables set forth the computation of basic and diluted earnings per common share for the three years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
	$	$	$

Numerator:
Net income	6,041,726	4,443,546	2,006,487

Denominator:
Weighted-average shares outstanding	13,582,106	13,608,265	13,205,599
Effect of dilutive securities	47,500	59,432	27,754

Weighted-average shares diluted	13,629,606	13,667,697	13,233,353

Basic earning per common share	0.44	0.33	0.15

Diluted earning per common share	0.44	0.33	0.15

10.	Inventories

	At December 31,
	2010	2009

Raw materials	3,743,307	4,090,897
Work in progress	1,847,390	1,086,523
Finished goods	7,841,283	5,441,554
Packing materials	15,452	14,592

	13,447,432	10,633,566

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Plant and equipment

	At December 31,
	2010	2009
	$	$
Cost
Construction in progress	3,499,495	1,207,274
Furniture, fixtures and office equipment	2,310,868	1,748,650

Leasehold improvement	732,560	750,050
Machinery and equipment	10,783,907	9,040,243
Motor vehicles	1,045,843	710,245
Building	253,709	61,901

	18,626,382	13,518,363

Accumulated depreciation
Construction in progress		-
Furniture, fixtures and office equipment	962,193	619,020

Leasehold improvement	691,393	362,042
Machinery and equipment	2,890,437	1,962,512
Motor vehicles	417,193	288,931
Building	12,912	985

	4,974,128	3,233,490

Net
Construction in progress	3,499,495	1,207,274
Furniture, fixtures and office equipment	1,348,675	1,129,630

Leasehold improvement	41,167	388,008
Machinery and equipment	7,893,470	7,077,731
Motor vehicles	628,650	421,314
Building	240,797	60,916

	13,652,254	10,284,873

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Plant and equipment(continued)

The components of depreciation charged are:

	Years ended December 31,
	2010	2009
	$	$

Included in cost of sales and selling and distribution costs	1,112,774	850,731
Included in operating expenses	275,444	237,610

	1,388,218	1,088,341

12.	Leasehold land

	At December 31,
	2010	2009
	$	$

Cost	3,215,205	3,145,322

Accumulated amortization	(192,912)	(125,813)

Net	3,022,293	3,019,509

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

13.	Intangible asset - Consumer battery license

	At December 31,
	2010	2009
	$	$

Cost
Consumer battery license	1,000,000	1,000,000

Accumulated amortization	(200,000)	(150,000)

Net	800,000	850,000

Amortization expenses are included in selling and distributing costs during the years.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Intangible asset - Consumer battery license(continued)

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

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. During 2009, the Company recorded a total of approximately $363,301 as royalty expense, which was included in selling and distributing costs in the statement of operations.  Accordingly, during the year ended December 31, 2008, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities at December 31, 2008, with the related debit recorded as an intangible asset entitled consumer battery license agreement. At December 2010 and 2009, accrued royalty fees payable were $1,159,594 and $1,071,787, respectively (see Note 19).

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement over a period of 20 years on the straight line basis.  The accounting for the Consumer Battery License Agreement is based on the Company’s estimate of the useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan.  Amortization expense related to the Consumer Battery License Agreement included in selling and distributing costs during the years ended December 31, 2010, 2009 and 2008 were $50,000, $50,000 and $50,000, respectively.

Amortization of the License for the next five years is as follows:

Years ending December 31	$

2011	50,000
2012	50,000
2013	50,000
2014	50,000
2015 and thereafter	600,000

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Investment in an associate

2010
$

Acquisition of associate	142,514
Share of loss	(39,391)

103,123

On March 22, 2010, the group acquired 40% of the share capital of Springpower International, Inc, which is an intellectual property development company operating in Canada. The group’s share of the results of its associate and its aggregated assets and liabilities, are as follows:

Name	Country of incorporation	Assets $	Liabilities $	Revenue $	Loss $	% interest held
Springpower International, Inc.	Canada	369,052	78,612	3,045	101,523	40

15.	Investment Securities

	As December 31,
	2010	2009
	$	$

Investment securities - cost method	53,904	52,732

	53,904	52,732

The investments in less than twenty percent owned entities are accounted for under the cost basis.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31 2010 and December 31, 2009:

		Fair Value Measurements at reporting date using
	December 31, 2010	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	20,846,540	-	-	20,846,540
Prepaid expenses and other receivables	3,231,210	-	-	3,231,210
Notes receivable	256,574	-	-	256,574

Liabilities
Non-trading foreign currency derivatives liabilities	77,699	-	77,699	-
Accounts payable	13,407,204	-	-	13,407,204
Other payables and accrued liabilities	4,983,269	-	-	4,983,269

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Fair Value Measurements (Continued)

		Fair Value Measurements at reporting date using
	December 31, 2009	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	14,896,503	-	-	14,896,503
Prepaid expenses and other receivables	2,366,734	-	-	2,366,734
Notes receivable	596,795	-	-	596,795

Liabilities
Non-trading foreign currency derivatives liabilities	11,041	-	11,041	-
Accounts payable	10,738,714	-	-	10,738,714
Other payables and accrued liabilities	3,563,308	-	-	3,563,308

Level 2 financial assets represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs are applicable, such as currency rate. Level 3 financial assets represent the fair value of our accounts receivables.

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Risk Management Activities, Including Derivative

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Years Ended December 31,
	2010	2009	2008
	$	$	$

Foreign exchange contracts, net
Gains recognized in Other income, net	54,674	-	50,357

Loss recognized in Other expenses, net	-	214,092	-

Hedging Activities

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At December 31, 2010, the Company had a series of currency forwards totaling a notional amount US$3,500,000 expiring from January 2011 to May 2011.

SZ Highpower uses foreign currencies derivative instruments to manage foreign exchange resulting from fluctuations in US Dollar to the Company’s functional currency (RMB). The notional amounts of these financial instruments are based on expected cash flow from operations.

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Risk Management Activities, Including Derivative(continued)

At the inception of a derivative contract, SZ Highpower historically designated the derivative as a cash flow hedge. For all derivatives designated as cash flow hedges, SZ Highpower formally documented the relationship between the derivative contract and the hedged items, as well as the risk management objective for entering into the derivative contract. To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged items must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis. SZ Highpower historically measured hedge effectiveness on a quarterly basis and hedge accounting would be discontinued prospectively if it was determined that the derivative was no longer effective in offsetting changes in the cash flows of the hedged item. Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that became ineffective remained unchanged until the related cash flow was received. If SZ Highpower determined that it was probable that a hedged forecasted transaction would not occur, deferred gains or losses on the derivative were recognized in earnings immediately.

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

The cost of the effective portion of the cash flow hedges was $11,041 and $77,699 for the years ended December 31, 2009 and 2010.

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

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise.  The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At December 31, 2010, warrants to purchase 47,500 shares of common stock were still outstanding.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Other payables and accrued liabilities

	At December 31,
	2010	2009
	$	$

Accrued expenses	2,469,391	2,056,261
Royalty fee	1,159,594	1,071,787
Sales deposits received	1,007,201	259,550
Other payables	347,083	175,710

	4,983,269	3,563,308

20.	Bank borrowings

	At December 31,
	2010	2009
	$	$
Secured:
Repayable within one year
Short term bank loans	8,306,299	2,929,550
Other trade related bank loans	14,232,733	11,858,164

	22,539,032	14,787,714

As of December 31, 2010 the Company’s banking facilities are comprised of the following:

	Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Short term bank loans	14,973,198	8,306,299	6,666,899
Other trade related loan facilities including:
- Accounts payable financing	39,216,497	14,232,733	24,983,764

	54,189,695	22,539,032	31,650,663

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Bank borrowings (continued)

As of December 31, 2010 the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $6,044,960 which is included in restricted cash on the Balance sheet;

(c)	personal guarantee executed by the directors of the Company;

(d)	the legal charge over leasehold land with carrying amount $3,022,293; and

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates.  The rates at December 31, 2010 ranged from 4.86% to 7.33%.

The rates of interest rates of short term bank loans were at 4.86% per annum at December 31, 2010.

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

Total pension cost was $670,808, $515,379 and $432,402 for the years ended December 31, 2010, 2009 and 2008, respectively.

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with a options to renew the leases.  All leases are on a fixed payment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2010 are as follows:

Years ending December 31	$

2010	812,728
2011	258,084

1,070,812

Rental expense for the years ended 2010, 2009 and 2008 were $948,450, $944,575 and $1,019,505, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

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

All long-lived assets of the Company are located in the PRC.  Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Years Ended December 31,
	2010	2009	2008
Net revenue	$	$	$

Hong Kong and China	58,289,354	33,053,941	30,893,163
Asia	6,018,456	3,908,783	4,810,282
Europe	27,874,479	23,096,172	27,979,918
North America	11,927,077	9,932,122	10,885,903
South America	333,606	42,002	434,976
Africa	158,291	206,014	-
Other	253,607	92,243	-

	104,854,870	70,331,277	75,004,242

	At December 31,
	2010	2009	2008
Accounts receivable	$	$	$

Hong Kong and China	14,944,284	8,511,192	5,012,472
Asia	603,275	476,659	169,376
Europe	3,441,242	4,050,519	2,695,166
North America	1,847,730	1,846,832	875,022
South America	2,080	900	13,558
Africa	7,929	10,300	-
Other	-	101	-

	20,846,540	14,896,503	8,765,594

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

24.	Dividends

No dividend was paid or proposed for the years ended December 31, 2009 and 2010 nor any dividend been proposed since the end of the reporting period.

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Stated in US Dollars)

25.	Quarterly Results of Operations (unaudited)

The following table sets forth unaudited quarterly results of operations for the years ended December 31, 2010 and 2009. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered.  The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010	2010	2010	2010	2010
	$	$	$	$	$
Net revenue	20,223,372	28,978,114	27,774,213	27,879,171	104,854,870
Gross profit	4,246,330	5,399,411	5,873,901	6,255,301	21,774,943

Net income	1,580,700	1,585,347	1,435,609	1,440,069	6,041,725

Net income per common share:
Basic	0.12	0.12	0.11	0.11	0.44
Diluted	0.12	0.12	0.11	0.11	0.44

Weighted average common shares outstanding
Basic	13,582,106	13,582,106	13,582,106	13,880,106	13,582,106
Diluted	13,632,096	13,732,096	13,732,096	13,930,096	13,629,606

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
	$	$	$	$	$
Net revenue	11,309,805	15,445,484	21,056,149	22,519,839	70,331,277
Gross profit	2,396,096	3,073,808	5,221,039	4,340,379	15,031,322

Net income	402,966	968,656	2,433,676	638,248	4,443,546

Net (loss) income per common share:
Basic	0.03	0.07	0.18	0.05	0.33
Diluted	0.03	0.07	0.18	0.05	0.33

Weighted average common shares Outstanding
Basic	13,562,596	13,762,217	13,562,597	13,566,601	13,608,265
Diluted	13,562,596	13,812,547	13,612,097	13,632,096	13,667,697