Form 10-Q
period 2011-03-31
Highpower International, Inc.
filed 2011-05-16
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

_______________________________________________
Former Name

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of May 12, 2011.

HIGHPOWER INTERNATIONAL, INC.
 FORM 10-Q
 For the Quarterly Period Ended March 31, 2011

Part I. Financial Information

Item 1. Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets :
Cash and cash equivalents	9,161,233	8,490,629
Restricted cash	6,636,347	6,044,960
Accounts receivable	20,317,450	20,846,540
Notes receivable	1,197,821	256,574
Prepaid expenses and other receivables – Note 7	5,433,605	3,231,211
Inventories – Note 10	11,551,519	13,447,432

Total Current Assets	54,297,975	52,317,346
Plant and equipment, net – Note 11	14,548,996	13,652,254
Leasehold land, net – Note 12	3,065,895	3,022,293
Intangible asset, net – Note 13	787,500	800,000
Investment in an associate – Note 14	101,351	103,123
Investment securities – Note 15	54,973	53,904

TOTAL ASSETS	72,856,690	69,948,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Non-trading foreign currency derivatives liabilities	212,908	77,699
Accounts payable	14,679,034	13,407,204
Other payables and accrued liabilities – Note 19	5,429,605	4,983,269
Income taxes payable	1,147,818	1,164,007
Bank borrowings – Note 20	23,725,366	22,539,032

Total Current Liabilities	45,194,731	42,171,211

COMMITMENTS AND CONTINGENCIES – Note 22

 (continued)

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	March 31,	December 31,
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2011 –13,582,106 shares (2010 –13,582,106 shares)	1,358	1,358
Additional paid-in capital	5,408,939	5,180,318
Accumulated other comprehensive income	2,592,699	2,475,749
Retained earnings	19,658,963	20,120,284

TOTAL STOCKHOLDERS’ EQUITY	27,661,959	27,777,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	72,856,690	69,948,920

See accompanying notes to unaudited condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

Net sales	26,950,666	20,223,372
Cost of sales	(22,950,308)	(15,977,042)

Gross profit	4,000,358	4,246,330
Depreciation – Notes 2 and 11	(113,570)	(69,242)
Selling and distribution costs	(1,174,685)	(752,054)
General and administrative costs including stock-based compensation	(2,598,312)	(1,453,607)
Loss on exchange rate difference	(172,936)	(22,354)
Loss on future contract	(450,591)	-
Share of loss of an associate	(1,772)	-

(Loss)/Income from operations	(511,508)	1,949,073
Change in fair value of currency forwards		-
Other income – Note 3	232,548	77,374
Interest expenses – Note 4	(152,636)	(66,333)
Other expenses – Note 5	(23,964)	-

(Loss)/Income before income taxes	(455,560)	1,960,114
Income taxes – Note 6	(5,761)	(379,414)

Net (loss)/income	(461,321)	1,580,700

Other comprehensive income
- Foreign currency translation gain	(18,783)	(15,597)
- Cash flow hedge	3,567	2,517

Comprehensive income	(476,537)	1,567,620

Income per common share
- Basic	(0.03)	0.12

- Diluted	(0.03)	0.12

Weighted average common shares outstanding
- Basic	13,582,106	13,582,106

- Diluted	13,783,856	13,632,096

See accompanying notes to unaudited condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net (loss)/income	(461,321)	1,580,700
Adjustments to reconcile net income to net cash provided by operating activities :
Amortization of intangible asset	12,500	12,747
Amortization of leasehold land	16,395	15,726
Depreciation	415,965	360,572
Loss on disposal of plant and equipment	1,201	43,885
Loss on future contract	450,591	-
Share based payment	228,621	73,177
Bad debt written off	1,017	41,675

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	529,090	1,667,206
Notes receivable	(941,247)	(90,857)
Prepaid expenses and other receivables	(2,202,395)	(2,202,045)
Inventories	1,895,913	(651,133)
Increase (decrease) in -
Accounts payable	1,271,830	2,608,364
Other payables and accrued liabilities	446,336	523,479
Income taxes payable	(16,189)	363,726

Net cash flows provided by operating activities	1,648,307	4,347,222

Cash flows from investing activities
Acquisition of plant and equipment	(1,045,693)	(565,454)
Sale proceeds of plant and equipment	-	(2,760)

Net cash flows used in investing activities	(1,045,693)	(568,214)

Cash flows from financing activities
Proceeds from new short-term bank loans	6,758,980	-
Repayment of short-term bank loans	(4,340,759)	(2,929,416)
Repayment of other secured loans	-	(1,206,776)
Net (repayment) advancement of other bank borrowings	(1,764,322)	5,095,185
Increase in restricted cash	(591,387)	(575,878)

Net cash flows provided by financing activities	62,513	383,115

Net increase in cash and cash equivalents	665,127	4,162,123
Effect of foreign currency translation on cash and cash equivalents	5,477	(6,743)
Cash and cash equivalents - beginning of period	8,490,629	2,967,586

Cash and cash equivalents - end of period	9,161,233	7,122,966

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	152,636	66,333

See accompanying notes to unaudited condensed consolidated financial statements

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

In January 2008, HKHTC invested $749,971 in Huizhou Highpower Technology Co., Ltd. (“HZ Highpower”). HZ Highpower is a wholly-owned subsidiary of HKHTC. Huizhou Highpower has not commenced business as at December 31, 2010.

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

On May 25, 2010, the Company invested $142,514 in Springpower International, Inc. (“Springpower International”) which became an associate of HKHTC. Springpower International incorporates in Canada, it mainly researches and develops advanced, high performance battery materials and clean energy materials.

On September 21, 2010, the Company invested $293,574 in Ganzhou Highpower Technology Co., Ltd. (“GZ Highpower”). GZ Highpower is a wholly owned subsidiary of SZ Highpower. GZ Highpower is expected to engage in trading and research of battery materials.

On October 21, 2010, the Company invested an additional $2,000,000 in HZ Highpower.

On October 20, 2010, with stockholders’ approval, Hong Kong Highpower Technology, Inc. officially changed its name to Highpower International, Inc.

On February 23, 2011, the Company established Icon Energy System Co., Ltd.  to engage in the research, design and production of advanced battery packs and systems.

Description of business

The subsidiaries of the Company include the following:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd (“HKHTC”)	Hong Kong Jul 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd (“SZ Highpower”)	PRC Oct 8, 2002	100%	Manufacturing of batteries

Highpower Energy Technology (Huizhou) Co., Ltd (“HZ Highpower”)	PRC Jan 29, 2008	100%	Inactive

Springpower Technology (Shenzhen) Co., Ltd (“SZ Springpower”)	PRC Jun 4, 2008	100%	Manufacturing of batteries

Ganzhou Highpower Technology Co., Ltd (“GZ Highpower”)	PRC Sep 21, 2010	100%	Processing, marketing and trading of battery materials

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

1.	Organization and Basis of Presentation (continued)

Icon Energy System Co., Ltd.	PRC Feb 23, 2011	100%	Research and production of advanced battery packs and systems

The associate of the Company include the following:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Springpower International, Inc. (“Springpower International”)	Canada Mar 22, 2010	40%	Research and development of advanced batteries

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements for the interim periods are unaudited. In the opinion of management, these consolidated financial statements, include all adjustments, including normal recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results of operations to be expected for a full year, The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Associate

Associate is entity over which the group has significant influence but not control, generally accompanying a shareholding of between 20% and 50% of the voting rights. Investment in associate is accounted for using the equity method of accounting and is initially recognized at cost. The group’s investment in associates includes goodwill identified on acquisition, net of any accumulated impairment loss.

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010

Energizer	20%	19%

Details of the accounts receivable from the customers with the largest receivable balances as of March 31, 2011 and 2010 are as follows:

	Percentage of accounts receivable
	March 31,	March 31,
	2011	2010

Energizer	16%	25%
Gigaset Communications	10%	18%
Largest receivable balances	26%	43%

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

Restricted cash

Certain cash balances are held as security for short-term bank borrowings and are classified as restricted cash in the Company’s balance sheets.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company experienced bad debts of $1,017 and $41,675 during the three months ended March 31, 2011 and 2010, respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the three months ended March 31, 2011 and 2010, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. The Company has offset the proceeds from the sales of waste materials as a reduction of production costs. Proceeds from the sales of waste materials were approximately $35,479 and $17,362 for the three months ended March 31, 2011 and 2010, respectively. Generally, waste materials on hand at the end of a year are nominal.

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

There was no impairment of long-lived assets for the three months ended March 31, 2011 and 2010.

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

Advertising and promotion expenses, which are included in selling and distribution costs, were not material for the three months ended March 31, 2011 and 2010.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

	March 31, 2011	March 31, 2010

Quarter end RMB : US$ exchange rate	6.5486	6.8267
Average quarterly RMB : US$ exchange rate	6.5795	6.8273

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Stock-Based Compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit, the foreign tax credit and the domestic manufacturing deduction through the income statement. Further information regarding stock-based compensation can be found in Note 8, “Shareholders’ Equity and Stock-Based Compensation.”

Share-based compensation expense was $228,621 and $73,177 and for the three months ended March 31, 2011 and 2010, respectively.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

3.	Other income

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

Bank interest income	31,555	29,248
Government sponsor	79,478	14,647
Foreign exchange contract income	56,448	1,582
Sundry income	65,067	31,897

	232,548	77,374

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Interest expenses

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

Interest on trade related bank loan	82,402	60,073
Interest on short-term bank loans	70,234	6,260

	152,636	66,333

5.	Other expenses

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

Sundry expenses	23,964	-

	23,964	-

6.	Income taxes

The components of the provision for income taxes are:

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

PRC income taxes	5,761	379,414

	5,761	379,414

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Prepaid expenses and other receivables

	At of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

Purchase deposits paid	2,671,089	688,041
Advance to staff	317,820	72,047
Other deposits and prepayments	521,054	500,362
Valued-added tax prepayment	905,308	975,552
Other receivables	1,018,334	995,209

	5,433,605	3,231,211

8.	Share – based compensation expenses

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a contractual term of ten years and generally vest over four to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to the fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. At March 31, 2011, approximately 1,108,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Share – based compensation expenses (continued)

Stock-Based Compensation Related to employees

	Number	Exercise	Contractual Term
	of Shares	Price	Years

Outstanding, January 1, 2011	-	-

Granted	870,000	$3.55
Exercised	-	-
Forfeited	(10,000)	$3.55

Outstanding, March 31, 2011	860,000	$3.55	9.81
Exercisable, March 31, 2011	90,000	$3.55	9.81

During the three months ended March 31, 2011 the Company granted 870,000 options to ten employees at a per share exercise price of $3.55. At the date of report, one employee has resigned already in March 2011, the 10,000 options has been forfeited in accordance to the terms and conditions of the plan.

The weighted-average fair value of options granted to employees for the three month period ended March 31, 2011 was $1.52 per share as calculated using the Black Scholes pricing model, with the following weighted-average assumptions:

Weighted averages	March 31,2011

Expected volatility	40.01%
Risk-free interest rate	2.47%
Expected term from grant date（in years）	6.16
Dividend rate	-

Fair value	$1.52

Stock-Based Compensation Related to Nonemployees

	Number	Exercise	Contractual Term
	of Share	Price	Years

Outstanding, January 1, 2011	-	-

Granted	15,000	$3.41
Exercised	-	-
Forfeited	-	-

Outstanding, March 31, 2011	15,000	$3.41	9.81
Exercisable, March 31, 2011	-	-	-

There were no options exercised during the three month period ending March 31, 2011.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Share – based compensation expenses (continued)

Stock-Based Compensation Related to Nonemployees (continued)

The stock-based compensation cost of options granted to nonemployees is initially measured on the grant date using the Black-Scholes model and is remeasured over the vesting period as earned. The resulting value is recognized as an expense over the period in which services are received.

During the three months ended March 31, 2011 the Company granted options to purchase 15,000 shares of common stock to a consultant at a per share exercise price of $3.41, in exchange for services from the consultant.

The grant date fair values of stock options granted to nonemployees were calculated using the Black-Scholes pricing model with the following weighted-average assumptions:

Weighted averages	March 31,2011

Expected volatility	39.45%
Risk-free interest rate	2.53%
Expected term from grant date（in years）	6.50
Dividend rate	-

Fair value	$1.22

Expected Term.

The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. There have been no stock option exercises to date upon which to base an estimate of the expected term.  The Company determined it appropriate to estimate the expected term using the “simplified” method as prescribed by the Securities and Exchange Commission, or SEC, in Staff Accounting Bulletin No. 107, or SAB 107, as amended by SAB 110. The simplified method determines an expected term based on the average of the weighted average vesting term and the contractual term of the option.

Expected Volatility.

The Company has limited stock trading history and it is not able to reasonably estimate the fair value of its equity share options because it is not practicable for it to estimate the expected volatility of its share price.  The expected volatilities used for the three month period ended March 31, 2011 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

Risk-Free Interest Rate.
The risk-free interest rate assumption is based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock options.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Share – based compensation expenses (continued)

Dividend Yield.

The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures.

The Company estimates forfeitures at the time of grant and revises the estimates in subsequent periods if actual forfeitures differ from what was estimated. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods. The Company records stock-based compensation expense only for those awards that are expected to vest.

Total Share-Based Compensation Expense

No share-based compensation expense was capitalized in the periods presented. At March 31, 2011 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $1.096 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 3.34 years.

In connection with the grant of stock options to employees and nonemployees, the Company recorded stock-based compensation charges of $227,712 and $909 respectively for the three month period ending March 31, 2011. At March 31, 2011, options held by nonemployees to purchase 15,000 shares were unvested and subject to remeasurement.

The estimated fair value of share-based awards is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. Total share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 was as follows:

Summary of Compensation Expense
	Three months ended March 31,
	2011	2010

Costs of revenue	$67,942	$-
General and administrative	31,710	73,177
Sales and marketing	128,969	-

Total share-based compensation expenses	$228,621	$73,177

9.	Earning per share

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Earning per share (continued)

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010.

	Three months ended
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net (loss)/income	(461,321)	1,580,700

Denominator:
Weighted-average shares outstanding	13,582,106	13,582,106
Effect of dilative securities	201,750	49,990
Denominator:

Weighted-average shares diluted	13,783,856	13,632,096

Basic earning per common share	(0.03)	0.12

Diluted earning per common share	(0.03)	0.12

10.	Inventories

	At of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

Raw materials	3,491,048	3,743,307
Work in progress	1,303,819	1,847,390
Finished goods	6,738,012	7,841,283
Packing materials	18,640	15,452

	11,551,519	13,447,432

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Plant and equipment

	At of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$
Cost
Construction in progress	4,270,530	3,499,495
Furniture, fixtures and office equipment	2,469,234	2,310,868
Leasehold improvement	-	732,560
Machinery and equipment	11,291,930	10,783,907
Motor vehicles	1,086,845	1,045,843
Building	258,746	253,709

	19,377,285	18,626,382

Accumulated depreciation
Construction in progress	-	-
Furniture, fixtures and office equipment	1,135,934	962,193
Leasehold improvement	-	691,393
Machinery and equipment	3,208,165	2,890,437
Motor vehicles	467,409	417,193
Building	16,781	12,912

	4,828,289	4,974,128

Net
Construction in progress	4,270,530	3,499,495
Furniture, fixtures and office equipment	1,333,300	1,348,675
Leasehold improvement	-	41,167
Machinery and equipment	8,083,765	7,893,470
Motor vehicles	619,436	628,650
Building	241,965	240,797

	14,548,996	13,652,254

The components of depreciation charged are:

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

Included in cost of sales and selling and distribution costs	302,394	291,330
Included in operating expenses	113,570	69,242

	415,964	360,572

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Leasehold land

	At of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$

Cost	3,279,032	3,215,205

Accumulated amortization	(213,137)	(192,912)

Net	3,065,895	3,022,293

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

13.	Intangible asset – Consumer battery license

	At of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(212,500)	(200,000)

Net	787,500	800,000

Amortization expenses included in selling and distribution costs for the three months ended March 31, 2011 and 2010 was $12,500.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Intangible asset – Consumer battery license (continued)

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the three months ended March 31, 2011, the Company recorded a total of approximately $88,780 as royalty expense, which was included in selling and distribution costs in the statement of operations. At March 31, 2011, accrued royalty fees payable was $1,248,374 (see Note 19).

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

14.	Investment in an associate

	At of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$

Acquisition of associate	142,514	142,514
Share of loss - accumulated	(41,163)	(39,391)

Net	101,351	103,123

On March 22, 2010, the group acquired 40% of the share capital of Springpower International, Inc, which is an intellectual properties development company operating in Canada. The group‘s share of the results of its associate and its aggregated assets and liabilities, are as follows:

Name	Country of Incorporation	Assets	Liabilities	Revenue	Loss	% Interest Held
At March 31, 2011
		$	$	$	$
Springpower International, Inc.	Canada	368,918	85,048	3,153	106,061	40%

At December 31, 2010
		$	$	$	$
Springpower International, Inc	Canada	369,052	78,612	3,045	101,523	40%

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Investment Securities

	As of
	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
	$	$

Investment securities - cost method	54,973	53,904

	54,973	53,904

The investments in less than twenty percent owned entities are accounted for under the cost basis.

16.	Fair Value Measurements

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Fair Value Measurements(continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at reporting date using
	March 31, 2011	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	20,317,450	-	-	20,317,450
Prepaid expenses and other receivables	5,433,605	-	-	5,433,605
Notes receivable	1,197,821	-	-	1,197,821

Liabilities
Non-trading foreign currency derivatives liabilities	212,908	-	212,908	-
Accounts payable	14,679,034	-	-	14,679,034
Other payables and accrued liabilities	5,429,605	-	-	5,429,605

		Fair Value Measurements at reporting date using
	December 31, 2010	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	20,846,540	-	-	20,846,540
Prepaid expenses and other receivables	3,231,210	-	-	3,231,210
Notes receivable	256,574	-	-	256,574

Liabilities
Non-trading foreign currency derivatives liabilities	77,699	-	77,699	-
Accounts payable	13,407,204	-	-	13,407,204
Other payables and accrued liabilities	4,983,269	-	-	4,983,269

Level 2 financial assets represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs are applicable, such as currency rate. Level 3 financial assets represent the fair value of our accounts receivables.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Risk Management Activities, Including Derivative

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Foreign exchange contracts, net
Gain recognized in Other income, net	56,448	1,582

Hedging Activities

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At March 31, 2011, the Company had a series of currency forwards totaling a notional amount US$15,500,000 expiring from April 2011 to December 2011.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The cost of the effective portion of the cash flow hedges was $212,908 and $8,524 for the three months ended March 31, 2011 and 2010, respectively.

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

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At March 31, 2011, warrants to purchase 47,500 shares of common stock were still outstanding.

19.	Other payables and accrued liabilities

	At of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

Accrued expenses	2,286,150	2,469,391
Royalty payable	1,248,374	1,159,594
Sales deposits received	1,113,035	1,007,201
Other payables	782,046	347,083

	5,429,605	4,983,269

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Bank borrowings

	At of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Secured:
Repayable within one year
Short term bank loans	8,708,176	8,306,299
Other trade related bank loans	15,017,190	14,232,733

	23,725,366	22,539,032

As of March 31, 2011, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $6,636,347 which is included in restricted cash on the Balance sheet;

(b)	personal guarantee executed by the directors of the Company;

(c)	the legal charge over leasehold land with carrying amount $3,065,895 (see Note 12); and

(d)	other financial covenant

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at March 31, 2011 ranged from 5.1% to 7.0%.

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. Total pension cost was $175,305 and $145,193 for the three months ended March 31, 2011 and 2010, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of March 31, 2010 are as follows:

Period ending March 31,	$

2011	794,395
2012	440,068

1,234,463

Rent expenses for the three months ended March 31, 2011 and 2010 were $254,139 and $235,616 respectively.

23.	Segment Information

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

23.	Segment Information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Net revenue
Hong Kong and China	16,734,474	12,016,686
Asia	1,475,450	1,134,710
Europe	6,469,280	4,628,822
North America	2,194,726	2,401,611
South America	32,246	41,543
Others	44,490	-

	26,950,666	20,223,372

	At of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Accounts receivable
Hong Kong and China	15,089,785	14,944,284
Asia	295,790	603,275
Europe	3,995,770	3,441,242
North America	924,200	1,847,730
South America	3,944	2,080
Africa	7,961	7,929

	20,317,450	20,846,540

24.	Subsequent Events

We have evaluated significant events and transactions that occurred from April 1, 2011 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Co., Ltd. (referred to herein as “HKHT”), and HKHT’s wholly-owned subsidiaries Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”) and Springpower Technology (Shenzhen) Co., Ltd. (“Spring power”). HKHT’s other subsidiary, HZ Highpower Technology Co. (“HZ Highpower”) has not yet commenced operations. Shenzhen Highpower’s wholly-owned subsidiary, Ganzhou Highpower Technology Co., Ltd. (“GZ Highpower”), commenced business operations in September 2010. HKHT formed another wholly-owned subsidiary, Icon Energy System Co., Ltd., a company organized under the laws of the PRC, in February 2011, which had not yet commenced operations as of March 31, 2011.

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for the our products; fluctuations in the cost of raw materials; our dependence on, or inability to attract additional, major customers for a significant portion of our net sales; our ability to increase manufacturing capabilities to satisfy orders from new customers; changes in the laws of the PRC that affect our operations; our ability to complete construction at our new manufacturing facility on time; our ability to control operating expenses and costs related to the construction of our new manufacturing facility; the devaluation of the U.S. Dollar relative to the Renminbi; our dependence on the growth in demand for portable electronic devices and the success of manufacturers of the end applications that use our battery products; our responsiveness to competitive market conditions; our ability to successfully manufacture Li-ion batteries in the time frame and amounts expected; the market acceptance of our Li-ion products; changes in foreign, political, social, business and economic conditions that affect our production capabilities or demand for our products; and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described in elsewhere in this report or in the “Risk Factors” section of our 2010 Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHT and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHT and its subsidiary and (iii) changed our name to Hong Kong Highpower Technology, Inc.  On October 20, 2010 we changed our name to Highpower International, Inc. On February 23, 2011, we created Icon Energy System Co., Ltd.

HKHT was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in founded in 2001.  HKHT formed HZ Highpower and Springpower in 2008.  Shenzhen Highpower formed GZ Highpower in September 2010.  GZ Highpower commenced business operations in September 2010. HZ Highpower has not yet commenced business operations. HKHT formed another wholly-owned subsidiary, Icon Energy System Co., Ltd., a company organized under the laws of the PRC, in February 2011, which has not yet commenced operations.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Net sales for the three months ended March 31, 2011 were $27.0 million compared to $20.2 million for the three months ended March 31, 2010 an increase of 34%.  The increase in net sales for the year ended March 31, 2011 over the year ended March 31, 2010 was due to a 5.8% increase in the average selling price of our Ni-MH battery units, a 3.6% increase in the number of Ni-MH battery units sold, a 22.7% increase in the average selling price of our Li-ion battery units, and a 22.8% increase in the number of Li-ion battery units sold.  In addition, revenue from our New Materials business increased to $6.9 million for the three months ended March 31, 2011 from $2.9 million for the three months ended March 31, 2010.

Cost of sales consists of the cost of nickel and other rare earth materials.  Costs of sales were $23.0 million for the three months ended March 31, 2011, as compared to $16.0 million for the comparable period in 2010.  As a percentage of net sales, cost of sales increased to 85.2% for the three months ended March 31, 2011 compared to 79.0% for the comparable period in 2010.  This increase was attributable to the increases of raw material prices including nickel and rare earth materials.

Gross profit for the three months ended March 31, 2011 was $4.0 million, or 14.8% of net sales, compared to $4.2 million, or 21.0% of net sales, for the comparable period in 2010.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the three months ended March 31, 2011 is primarily due to a 16.7% increase in the average per unit cost of goods sold during three months ended March 31, 2011 as compared to the comparable period in 2010.

To cope with pressure on our gross margins we intend to control production costs by entering into long term contract to lock in the raw material prices at the appropriate timing. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., and Europe, and by expanding our sales team with more experienced international sales personnel. We have also begun production capacity expansion for our Li-ion batteries business as to take advantage of the strong demand globally.

Selling and distribution costs were $1.2 million for the three months ended March 31, 2011 compared to $752,054 for the comparable period in 2010. The increase was primarily due to the expansion of our sales force and increased international marketing activities such as trade shows, customer visits, and advertising.

General and administrative costs were $2.6 million, or 9.6% of net sales, for the three months ended March 31, 2011, compared to $1.5 million, or 7.2% of net sales, for the comparable period in 2010. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The increase as a percentage of net sales was primarily due to increased labor costs and research and development expenses.  Research and development expenses increased $294,235 for the three months ended March 31, 2011 as compared to the comparable period in 2010 due to our increased commitment to advancing our research and development activities. Labor and personnel costs increased $590,234 for the three months ended March 31, 2011 as compared to the comparable period in 2010 due to the expansion of our workforce to expand our research and development and management functions.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $172,936 and $22,354 respectively, in the three months ended March 31, 2011 and 2010. The increase in the losses on exchange rate was due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

Interest expense was $153,000 for the three months ended March 31, 2011, as compared to $66,000 for the comparable period in 2010. The decrease was primarily due to lower interest rates. We increased our borrowings by approximately $8.0 million in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income from operations, which consists of bank interest income, exchange gains and losses and sundry income, was $233,000, for the three months ended March 31, 2011, as compared to $77,000 for the three months ended March 31, 2010, an increase of 33%. The increase was due to an increase in funds from a government sponsor of $65,000, an increase in bank interest income of $2,000, a $55,000 gain on a foreign exchange contract and a $33,000 increase in sundry income.

We had sundry expenses of $24,000 in the three months ended March 31, 2011.  We had no such expenses in the three months ended March 31, 2010.

During the three months ended March 31, 2011, we recorded a provision for income taxes of $6,000, as compared to $379,000 for the comparable period in 2010.  The decrease was a result of a decrease in our net taxable income.

Net loss for the three months ended March 31, 2011 was $461,000, compared to net income of $1.6 million for the comparable period in 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $9.1 million as of March 31, 2011, as compared to $8.5 million as of December 31, 2010. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of March 31, 2011, we had in place general banking facilities with nine financial institutions aggregating $82.4 million. The maturity of these facilities is generally up to one year. The facilities are subject to annual review and approval. These banking facilities are guaranteed by us and our Chief Executive Officer, Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of March 31, 2011, we had utilized approximately $23.7 million under such general credit facilities and had available unused credit facilities of $58.7 million.

For the three months ended March 31, 2011, net cash provided by operating activities was approximately $1.6 million, as compared to $4.3 million for the comparable period in 2010. The decrease in net cash provided by operating activities is primarily attributable to the net loss and increased receivables during the three months ended March 31, 2011.

Net cash used in investing activities was $1.04 million for the three months ended March 31, 2011 compared to $568,000 million for the comparable period in 2010. The increase of cash used in investing activities was primarily attributable to an increase in the ongoing construction of our Huizhou production facilities and acquisition of new equipment over the respective periods.

Net cash provided by financing activities was $63,000 during the three months ended March 31, 2011, as compared to net cash used in financing activities of $383,000 for the three months ended March 31, 2010.  The decrease in net cash provided by financing activities was attributable to repaying our bank loans.

For the three months ended March 31, 2011, our inventory turnover was 7 times, as compared to 5.7 times at March 31, 2010. The average days outstanding of our accounts receivable at March 31, 2011 were 69, as compared to 63 days at March 31, 2010. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  Total contributions to the funds were approximately $175,305 and $145,193 in the three months ended March 31, 2011 and 2010, respectively.  We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 75% of our sales are made in U.S. Dollars. During the three months ended March 31, 2011, the exchange rate of the RMB to the U.S. Dollar has appreciated 1.2% from the level at the end of December 31, 2010.  A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affect the value of its US dollar receivables and sales.  At March 31, 2011, the Company had a series of currency forwards totaling a notional amount US$15,500,000 expiring from April 2011 to December 2011.  The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses. We experienced a gain of $56,488 in the value of currency forwards in the three months ended March 31, 2011 as compared to a gain of $1,582 on currency forwards during the comparable period in 2010.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2011.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on April 13, 2011 and all of the information contained in our public filings before deciding whether to purchase our common stock.  Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on April 13, 2011.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.

While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and that have limited trading volumes are susceptible to higher volatility levels than U.S. domestic large-cap stocks, and can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the significant profit that can be made from publishing a successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

We believe that we have been subject to such short attacks, and while we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy, should we be targeted again for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

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

Highpower International, Inc.

Dated: May 13, 2011	/s/	/s/ Dan Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer

	/s/	/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer