Form 10-Q
period 2011-06-30
Highpower International, Inc.
filed 2011-08-15
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Former Name

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of August 11, 2011.

HIGHPOWER INTERNATIONAL, INC.
 FORM 10-Q
 For the Quarterly Period Ended June 30, 2011

Item 1. Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	7,523,000	8,490,629
Restricted cash	11,211,994	6,044,960
Accounts receivable	21,475,717	20,846,540
Notes receivable	807,078	256,574
Prepaid expenses and other receivables – Note 7	7,109,918	3,231,211
Inventories – Note 10	12,501,199	13,447,432

Total Current Assets	60,628,906	52,317,346
Plant and equipment, net – Note 11	16,297,018	13,652,254
Leasehold land, net – Note 12	3,089,698	3,022,293
Intangible asset, net – Note 13	775,000	800,000
Investment in an associate – Note 14	99,151	103,123
Investment securities – Note 15	55,698	53,904

TOTAL ASSETS	80,945,471	69,948,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Non-trading foreign currency derivatives liabilities	-	77,699
Accounts payable	11,406,634	13,407,204
Other payables and accrued liabilities – Note 19	4,999,285	4,983,269
Income taxes payable	91,690	1,164,007
Bank borrowings – Note 20	35,624,129	22,539,032

Total Current Liabilities	52,121,738	42,171,211

COMMITMENTS AND CONTINGENCIES – Note 22

 (continued)

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$
STOCKHOLDERS’ EQUITY
Preferred Stock
Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none	-	-

Common stock
Par value : $0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2011 –13,582,106 shares (2010 –13,582,106 shares)	1,358	1,358
Additional paid-in capital	5,457,498	5,180,318
Accumulated other comprehensive income	3,337,023	2,475,749
Retained earnings	20,027,854	20,120,284

TOTAL STOCKHOLDERS’ EQUITY	28,823,733	27,777,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	80,945,471	69,948,920

See accompanying notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	29,708,154	28,978,114	56,658,820	49,201,486
Cost of sales	(24,942,124)	(23,578,703)	(47,892,431)	(39,555,745)

Gross profit	4,766,030	5,399,411	8,766,389	9,645,741
Research and development costs	(873,383)	(467,987)	(1,508,461)	(808,811)
Selling and distribution costs	(980,663)	(1,121,484)	(2,166,813)	(1,884,639)
General and administrative costs, including stock-based compensation	(2,098,497)	(1,758,799)	(4,163,837)	(2,929,723)
Loss on exchange rate difference	(297,768)	(130,130)	(470,703)	(152,484)
Loss on financial instruments	(244,013)	-	(694,604)	-
Share of loss of an associate	(2,199)	-	(3,971)	-

Income from operations	269,507	1,921,011	(242,000)	3,870,084
Other income – Note 3	176,222	126,026	408,770	203,400
Interest expenses – Note 4	(233,677)	(101,111)	(386,314)	(167,444)
Other expenses - Note 5	-	-	(23,964)	-

Income before taxes	212,052	1,945,926	(243,508)	3,906,040
Income taxes – Note 6	(137,017)	(360,579)	(142,778)	(739,993)

Net income for the period	75,035	1,585,347	(386,286)	3,166,047

Other comprehensive income
- Foreign currency translation gain	3,015	(7,898)	(15,768)	(23,495)
- Cash flow hedge	290,290	(2,515)	293,857	2

Comprehensive income	368,340	1,574,934	(108,197)	3,142,554

Earnings per share of common stock
- Basic	0.01	0.12	(0.03)	0.23
- Diluted	0.01	0.12	(0.03)	0.23

Weighted average number of common stock
- Basic	13,582,106	13,582,106	13,582,106	13,582,106
- Diluted	13,817,981	13,732,096	13,817,981	13,732,096

See accompanying notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net (loss)/income	(386,286)	3,166,047
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible asset	25,000	25,000
Amortization of leasehold land	33,223	31,853
Depreciation	825,008	674,296
Loss on disposal of plant and equipment	6,636	48,381
Loss on financial instruments	694,604	-
Share based payment	277,180	80,372
Bad debt written off	56,821	5,626
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(629,177)	(4,604,365)
Notes receivable	(550,505)	(266,209)
Prepaid expenses and other receivables	(3,878,708)	(1,979,423)
Inventories	946,233	(4,385,862)
Increase (decrease) in -
Accounts payable	(2,000,570)	9,837,912
Other payables and accrued liabilities	60,682	893,755
Income taxes payable	(1,072,317)	(286,852)

Net cash flows (used in)/provided by operating activities	(5,592,176)	3,240,531

Cash flows from investing activities
Acquisition of plant and equipment	(2,930,714)	(2,563,278)
Sale proceeds of plant and equipment	-	(142,515)

Net cash flows used in investing activities	(2,930,714)	(2,705,793)

Cash flows from financing activities
Proceeds from new short-term bank loans	12,595,292	4,803,830
Repayment of short-term bank loans	(8,422,290)
Repayment of other secured loans	-	(3,437,764)
Net (repayment) advancement of other bank borrowings	8,161,654
Increase in restricted cash	(5,167,034)	(1,206,238)

Net cash flows provided by financing activities	7,167,622	159,828

Net increase in cash and cash equivalents	(1,355,268)	694,566
Effect of foreign currency translation on cash and cash equivalents	387,639	(113,627)
Cash and cash equivalents - beginning of period	8,490,629	2,967,586

Cash and cash equivalents - end of period	7,523,000	3,548,525

Supplemental disclosures for cash flow information :
Cash paid for:
Interest	386,314	167,445

See accompanying notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Presentation

Highpower International, Inc. (“Highpower” or the “Company,” formerly known as Hong Kong Highpower Technology, Inc.) was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire.  As used herein, the “Company” refers to Highpower and its wholly-owned subsidiary, Hong Kong Highpower Technology Company Limited (“HKHTC”), and HKHTC’s wholly-owned subsidiaries, unless the context indicates otherwise.

HKHTC was organized principally to engage in the manufacturing and marketing of nickel metal hydride rechargeable batteries.

In January 2008, HKHTC invested $749,971 in Huizhou Highpower Technology Co., Ltd. (“HZ Highpower”). HZ Highpower is a wholly-owned subsidiary of HKHTC. HZ Highpower has not commenced business as at June 30, 2011

On June 20, 2008, HKHTC invested $250,000 in Springpower Technology (Shenzhen) Co., Ltd. (“SZ Springpower”) which became a wholly-owned subsidiary of HKHTC. On July 9, 2008, HKHTC invested an additional $750,000 in SZ Springpower. SZ Springpower commenced business in June 2008 and specializes in researching and manufacturing Lithium-ion rechargeable batteries.

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

On November 18, 2009, HKHTC invested an additional $1,227,487 in SZ Highpower.

On May 25, 2010, the Company invested $142,514 in Springpower International, Inc. (“Springpower International”) which became an associate of HKHTC. Springpower International is incorporated in Canada and it mainly researches and develops advanced, high performance battery materials and clean energy materials.

On September 21, 2010, the Company invested $293,574 in Ganzhou Highpower Technology Co., Ltd. (“GZ Highpower”). GZ Highpower is a wholly owned subsidiary of SZ Highpower. GZ Highpower engages in the trading and research of battery materials.

On October 21, 2010, the Company invested an additional $2,000,000 in HZ Highpower.

On October 20, 2010, with stockholders’ approval, Hong Kong Highpower Technology, Inc. officially changed its name to Highpower International, Inc.

On April 2, 2011, the Company invested $1,000,000 in Icon Energy System Co., Ltd. (“ICON”) which is a wholly-owned subsidiary of HKHTC.  ICON is expected to engage in the research and production of advanced battery packs and systems.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
Description of business

The subsidiaries of the Company include the following:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd. (“HKHTC”)	Hong Kong July 4, 2003	100%	Investment holding
Shenzhen Highpower Technology Co., Ltd. (“SZ Highpower”)	PRC October 8, 2002	100%	Manufacturing of batteries
Highpower Energy Technology (Huizhou) Co., Ltd. (“HZ Highpower”)	PRC January 29, 2008	100%	Inactive
Springpower Technology (Shenzhen) Co., Ltd. (“SZ Springpower”)	PRC June 4, 2008	100%	Manufacturing of batteries
Ganzhou Highpower Technology Co., Ltd. (“GZ Highpower”)	PRC September 21, 2010	100%	Processing, marketing and research of battery materials
Icon Energy System Co., Ltd. (“ICON”)	PRC February 23, 2011	100%	Research and production of advanced battery packs and systems

The associate of the Company is the following:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Springpower International, Inc. (“Springpower International”)	Canada March 22, 2010	40%	Research and development of advanced batteries

2.	Summary of significant accounting policies

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.  While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2010 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2010 annual financial statements.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

On June 29, 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) for all nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change U.S. GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial statements.

Associate

Associate is entity over which the Company has significant influence but not control, generally accompanying a shareholding of between 20% and 50% of the voting rights. Investments in associates are  accounted for using the equity method of accounting and are initially recognized at cost. The Company’s investment in associates includes goodwill identified on acquisition, net of any accumulated impairment loss.

The Company’s share of its associates’ post-acquisition profits or losses is recognized in the income statement, and its share of post-acquisition movements in other comprehensive income is recognized in other comprehensive income.

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the management of the Company has delegated a team responsible for determining credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts. In this regard, the management of the Company considers that the Company’s credit risk is significantly reduced.

During the six months ended June 30, 2011, there was one customer, Energizer Holdings, Inc., that accounted for 10% or more of total net revenue. The percentages of total net sales from Energizer Holdings, Inc. in the six months ended June 30, 2011 and 2010 were 21% and 19%, respectively.

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

The Company experienced bad debts of $56,821 and $5,626 during the six months ended June 30, 2011 and 2010, respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes purchase costs, direct labor and factory overheads. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes.  During the six months ended June 30, 2011 and 2010, the Company did not make any allowance for slow-moving or defective inventories. The Company’s production process results in a minor amount of waste materials. The Company does not record a value for the waste in its cost accounting. The Company records proceeds on an as realized basis, when the waste is sold. Proceeds from the sales of waste materials were approximately $97,293 and $38,730 for the six months ended June 30, 2011 and 2010, respectively. Generally, waste materials on hand at the end of a year are nominal.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

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

Intangible Assets and Long-Lived Assets

FASB ASC 350 “Intangibles – Goodwill and Other” requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Accordingly, the consumer battery license is being amortized over its useful life of 20 years. The Company does not have any goodwill.

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

There was no impairment of long-lived assets for the six months ended June 30, 2011 and 2010.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

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

Advertising and promotion expenses, which are included in selling and distribution costs, were not material for the six months ended June 30, 2011 and 2010.

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

	June 30, 2011	June 30, 2010

Quarter end RMB : US$ exchange rate	6.4634	6.8279
Average quarterly RMB : US$ exchange rate	6.5394	6.8271

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

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

Share-based compensation expense was $277,180 and $80,372 and for the six months ended June 30, 2011 and 2010, respectively.

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other income

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Bank interest income	24,006	20,605	55,561	49,853
Foreign exchange contract income	110,103	3,774	166,551	5,356
Government sponsor	461	35,266	79,939	49,913
Sundry income	41,652	66,381	106,719	98,278

	176,222	126,026	408,770	203,400

4.	Interest expenses

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on trade related bank loan	99,970	91,928	182,372	152,001
Interest on short-term bank loans	133,708	9,183	203,942	15,443

	233,678	101,111	386,314	167,444

5.	Other expenses

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Sundry expenses	-	-	23,964	-

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes

The components of the provision for income taxes are:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

PRC income taxes	137,017	360,579	142,778	739,993

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

7.	Prepaid expenses and other receivables

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

Purchase deposits paid	5,002,758	688,041
Advance to staff	269,140	72,047
Other deposits and prepayments	406,203	500,362
Valued-added tax prepayment	621,578	975,552
Other receivables	810,239	995,209

	7,109,918	3,231,211

8.	Share – based compensation expenses

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a contractual term of ten years and generally vest over four to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to the fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. At June 30, 2011, approximately 1,113,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

Stock-Based Compensation Related to employees

	Number	Weighted Average Exercise	Contractual Term in
	of Share	Price	Years

Outstanding, January 1, 2011	-	-

Granted	885,000	$3.52
Exercised	-	-
Forfeited	(30,000)	$3.55

Outstanding, June 30, 2011	855,000	$3.52	9.56

Exercisable, June 30, 2011	90,000	$3.55	9.56

During the six months ended June 30, 2011 the Company granted 885,000 options to eleven employees at a weighted average exercise price of $3.52. At the date of this report, two employees had resigned and a total of 30,000 options had been forfeited in accordance with the terms and conditions of the plan.

The weighted-average fair value of options granted to employees for the three and six month periods ended June 30, 2011 was $0.75 per share and $1.52 per share, respectively as calculated using the Black Scholes pricing model, with the following weighted-average assumptions:

	Three months	Six months
	ended	ended
	June 30, 2011	June 30, 2011

Expected volatility	40.35%	40.01%
Risk-free interest rate	2.06%	2.47%
Expected term from grant date（in years）	6.00	6.16
Dividend rate	-	-

Fair value	$0.75	$1.52

Stock-Based Compensation Related to Nonemployees

	Number	Exercise	Contractual Term
	of Share	Price	Years

Outstanding, January 1, 2011	-	-

Granted	15,000	$3.41
Exercised	-	-
Forfeited	-	-

Outstanding, June 30, 2011	15,000	$3.41	9.68

Exercisable, June 30, 2011	-	-	-

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

There were no options exercised during the six month period ending June 30, 2011. The stock-based compensation cost of options granted to nonemployees is initially measured on the grant date using the Black-Scholes model and is remeasured over the vesting period as earned. The resulting value is recognized as an expense over the period in which services are received.

During the six months ended June 30, 2011 the Company granted options to purchase 15,000 shares of common stock to a consultant at a per share exercise price of $3.41, in exchange for services from the consultant.

The grant date fair values of stock options granted to nonemployees were calculated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three months	Six months
	ended	ended
	June 30, 2011	June 30, 2011

Expected volatility	-	39.45%
Risk-free interest rate	-	2.53%
Expected term from grant date（in years）	-	6.50
Dividend rate	-	-

Fair value	-	$1.22

Expected Term

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

Expected Volatility

The Company has limited stock trading history and it is not able to reasonably estimate the fair value of its equity share options because it is not practicable for it to estimate the expected volatility of its share price. The expected volatilities used for the three and six month periods ended June 30, 2011 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

Risk-Free Interest Rate

The risk-free interest rate assumption is based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock options.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

Dividend Yield

The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures

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

Total Share-Based Compensation Expense

No share-based compensation expense was capitalized in the periods presented. At June 30, 2011 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $1.0 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 3.06 years.

In connection with the grant of stock options to employees and nonemployees, the Company recorded stock-based compensation charges of $48,708 and $(148), respectively, for the three month period ended June 30 2011 and stock-based compensation charges of $276,419 and $761, respectively, for the six month period ended June 30, 2011. At June 30, 2011, options held by nonemployees to purchase 15,000 shares were unvested and subject to remeasurement.

The estimated fair value of share-based awards is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. Total share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 was as follows:

Summary of Compensation Expense
	Three months ended. June 30,		Three months ended. June 30,
	2011	2010	2011	2010

Costs of revenue	$10,583	-	$78,525	$	. -
General and administrative	15,512	$7,195	46,313		80,372
Sales and marketing	22,465	-	152,342		-

Total share-based compensation expenses	$48,560	$7,195	$277,180		$80,372

9.	Earning per share

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

The following tables set forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2011 and 2010.

	Six months ended
	June 30,	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net (loss)/income	(386,286)	3,166,047

Denominator:
Weighted-average shares outstanding	13,582,106	13,582,106
Effect of dilutive securities	235,875	149,990
Denominator:

Weighted-average shares diluted	13,817,981	13,732,096

Basic earning per common share	(0.03)	0.23

Diluted earning per common share	(0.03)	0.23

10.	Inventories

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$

Raw materials	3,846,184	3,743,307
Work in progress	1,125,255	1,847,390
Finished goods	7,512,333	7,841,283
Packing materials	17,427	15,452

	12,501,199	13,447,432

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Plant and equipment

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$
Cost
Construction in progress	5,435,875	3,499,495
Furniture, fixtures and office equipment	2,566,568	2,310,868
Leasehold improvement	487,341	732,560
Machinery and equipment	11,788,768	10,783,907
Motor vehicles	1,100,505	1,045,843
Building	262,156	253,709

	21,641,213	18,626,382

Accumulated depreciation
Construction in progress	-	-
Furniture, fixtures and office equipment	1,191,234	962,193
Leasehold improvement	101,358	691,393
Machinery and equipment	3,514,770	2,890,437
Motor vehicles	516,172	417,193
Building	20,661	12,912

	5,344,195	4,974,128

Net
Construction in progress	5,435,875	3,499,495
Furniture, fixtures and office equipment	1,375,334	1,348,675
Leasehold improvement	385,983	41,167
Machinery and equipment	8,273,998	7,893,470
Motor vehicles	584,333	628,650
Building	241,495	240,797

	16,297,018	13,652,254

The components of depreciation charged are:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Included in factory overheads	330,946	244,005	633,340	535,335
Included in operating expenses	78,098	69,719	191,668	138,961

	409,044	313,724	825,008	674,296

12.	Leasehold land

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$

Cost	3,322,256	3,215,205

Accumulated amortization	(232,558)	(192,912)

Net	3,089,698	3,022,293

The leasehold land is being amortized annually using the straight-line method over the lease terms of 50 years.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Intangible asset – Consumer battery license

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(225,000)	(200,000)

Net	775,000	800,000

Amortization expenses included in selling and distribution costs for the six months ended June 30, 2011 and 2010 was $25,000.

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

The Consumer Battery License Agreement also requires the Company to pay an additional up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the three months ended June 30, 2011, the Company recorded a total of approximately $121,190 as royalty expense, which was included in selling and distribution costs in the statement of operations. At June 30, 2011, accrued royalty fees payable was $847,368 (see Note 19).

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

14.	Investment in an associate

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$

Acquisition of associate	142,514	142,514
Share of loss - accumulated	(43,363)	(39,391)

Net	99,151	103,123

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

On 22 March 2010, the group acquired 40% of the share capital of Springpower International, Inc, which is an intellectual properties development company operating in Canada. The group‘s share of the results of its associate and its aggregated assets and liabilities, are as follows:

Name	Country of Incorporation	Assets	Liabilities	Revenue	Loss	% Interest Held
At June 30, 2011
		$	$	$	$
Springpower International, Inc.	Canada	359,645	85,715	3,234	111,641	40%
At December 31, 2010
		$	$	$	$
Springpower International, Inc	Canada	369,052	78,612	3,045	101,523	40%

15.	Investment Securities

	As of
	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
	$	$

Investment securities - cost method	55,698	53,904

The investments in less than twenty percent owned entities are accounted for under the cost basis.

16.	Fair Value Measurements

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30 2011 and December 31 2010:

		Fair Value Measurements at reporting date using
	June 30, 2011	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Accounts receivable	21,475,717	-	-	21,475,717
Prepaid expenses and other receivables	7,109,918	-	-	7,109,918
Notes receivable	807,078	-	-	807,078

Liabilities
Non-trading foreign currency derivatives liabilities	-	-	-	-
Accounts payable	11,406,634	-	-	11,406,634
Other payables and accrued liabilities	4,999,285	-	-	4,999,285

		Fair Value Measurements at reporting date using
	December 31, 2010	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Accounts receivable	20,846,540	-	-	20,846,540
Prepaid expenses and other receivables	3,231,210	-	-	3,231,210
Notes receivable	256,574	-	-	256,574

Liabilities
Non-trading foreign currency derivatives liabilities	77,699	-	77,699	-
Accounts payable	13,407,204	-	-	13,407,204
Other payables and accrued liabilities	4,983,269	-	-	4,983,269

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

Level 2 financial assets represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs are applicable, such as currency rate. Level 3 financial assets represent the fair value of our accounts receivables.

17.	Risk Management Activities, Including Derivative

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Foreign exchange contracts, net
Gain recognized in Other income, net	166,551	5,356

Hedging Activities

Due to the volatility of the US Dollar to the Company’s functional currency, the Company has put into place a hedging program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. At June 30, 2011, the Company had a series of currency forwards totaling a notional amount US$25,500,000 expiring from July 2011 to January 2012.

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

The cost of the effective portion of the cash flow hedges was $293,857 and $11,039 for the six months ended June 30, 2011 and 2010, respectively.

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

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At June 30, 2011, warrants to purchase 47,500 shares of common stock were still outstanding.

19.	Other payables and accrued liabilities

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited$)	(Unaudited)
	$	$

Accrued expenses	2,315,767	2,469,391
Royalty payable	847,368	1,159,594
Sales deposits received	1,331,647	1,007,201
Other payables	504,503	347,083

	4,999,285	4,983,269

20.	Bank borrowings

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Secured:
Repayable within one year
Short term bank loans	16,927,377	8,306,299
Other trade related bank loans	18,696,752	14,232,733

	35,624,129	22,539,032

As of June 30, 2011, the above bank borrowings were secured by the following:

(a)	charge over bank deposits of $11,211,994 which is included in restricted cash on the Balance sheet;

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

(b)	personal guarantee executed by the directors of the Company;

(c)	the legal charge over leasehold land with carrying amount $3,089,698 (see Note 12); and

(d)	other financial covenant

The interest rates of trade related bank loans were at bank’s prime lending rate per annum with various maturity dates. The rates at June 30, 2011 ranged from 5.1% to 7.0%.

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. Total pension cost was $402,316 and $268,196 for the six months ended June 30, 2011 and 2010, respectively.

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2011 are as follows:

Period ending June 30,	$

2011	532,843
2012	442,765

975,608

Rent expenses for the six months ended June 30, 2011 and 2010 were $542,219 and $462,413, respectively.

23.	Segment Information

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

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Net revenue
Hong Kong and China	33,292,799	32,326,801
Asia	3,327,630	2,512,843
Europe	13,617,347	8,990,128
North America	6,309,050	5,122,431
South America	29,883	846
Others	82,111	248,437

	56,658,820	49,201,486

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Accounts receivable
Hong Kong and China	16,082,593	14,944,284
Asia	439,064	603,275
Europe	3,780,350	3,441,242
North America	1,166,297	1,847,730
South America	192	2,080
Africa	7,221	7,929

	21,475,717	20,846,540

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Co., Ltd. (referred to herein as “HKHT”), and HKHT’s wholly-owned subsidiaries Shenzhen Highpower Technology Co., Ltd. (“Shenzhen Highpower”) and Springpower Technology (Shenzhen) Co., Ltd. (“Spring power”). HKHT’s other subsidiary, HZ Highpower Technology Co. (“HZ Highpower”) has not yet commenced operations. Shenzhen Highpower’s wholly-owned subsidiary, Ganzhou Highpower Technology Co., Ltd. (“GZ Highpower”), commenced business operations in September 2010. HKHT formed another wholly-owned subsidiary, Icon Energy System Co., Ltd., a company organized under the laws of the PRC, in February 2011, which has  commenced operations in April 2011.

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

Results of Operations

Three Months Ended June30, 2011 and 2010

Net sales for the three months ended June 30, 2011 were $29.7 million compared to $29.0 million for the three months ended June 30, 2010, an increase of 2.4%.  The increase in net sales for the three months ended June 30, 2011 over the three months ended June 30, 2010 was primarily due to a 12.6% increase in the average selling price of our Ni-MH battery units, a 19.1% increase in the average selling price of our Li-ion battery units, and a 24.2% increase in the number of Li-ion battery units sold, which was partially offset by a 20.9% decrease in the number of Ni-MH battery units sold,  In addition, revenue from our New Materials business increased to $5.8 million for the three months ended June 30, 2011 from $4.8 million for the three months ended June 30, 2010. Net sales during the three months ended June 30, 2011 and 2010 also included $61,864 and $21,368, respectively, from the sale of battery seconds (waste materials), an increase of 189.5%.

Cost of sales consists of the cost of nickel and other rare earth materials.  Costs of sales were $24.9 million for the three months ended June 30, 2011, as compared to $23.6 million for the comparable period in 2010.  As a percentage of net sales, cost of sales increased to 84.0% for the three months ended June 30, 2011 compared to 81.4% for the comparable period in 2010.  This increase was attributable to increases of raw material prices including nickel and rare earth materials, including a 7.3% increase in the average price of nickel units, and a  269.6% increase in the average price of rare earth materials units from the comparable period in 2010.

Gross profit for the three months ended June 30, 2011 was $4.8 million, or 16.0% of net sales, compared to $5.4 million, or 18.6% of net sales, for the comparable period in 2010.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the three months ended June 30, 2011 is primarily due to a 17% increase in the average unit cost of our Ni-MH batteries sold and an 11.5% increase in the average unit cost of our Li-ion batteries sold.  In addition, revenue from our New Materials business increased to $5.8 million for the six months ended June 30, 2011 from $4.8 million for the six months ended June 30, 2010, which business has lower gross profit margins than our other business operations..

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

Selling and distribution costs were $981,000 for the three months ended June 30, 2011 compared to $1.1 million for the comparable period in 2010. The decrease was primarily due to our enhanced selling and distribution costs controls.

General and administrative costs were $2.1 million, or 7.1% of net sales, for the three months ended June 30, 2011, compared to $1.8million, or 6.1% of net sales, for the comparable period in 2010. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The increase as a percentage of net sales was primarily due to increased labor costs.  Labor and personnel costs increased $585,000 for the three months ended June 30, 2011 as compared to the comparable period in 2010 due to an increase in staff and senior management for our newly-founded ICON subsidiary.

Research and development expenses were approximately $873,000 for the three months ended June 30, 2011 as compared to approximately $468,000 for the comparable period in 2010, an increase of 86.6%.  The increase was due to the expansion of our workforce to expand our research and development and management functions.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of approximately $298,000 and $130,000, respectively, in the three months ended June 30, 2011 and 2010. The increase in the losses on exchange rate was due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

We experienced a loss on financial instruments of approximately $244,000 in the three months ended June 30, 2011 related to the hedging activities related to nickel.  No such loss occurred in the comparable period in 2010.

Interest expense was approximately $234,000 for the three months ended June 30, 2011, as compared to approximately $101,000 for the comparable period in 2010. The increase was primarily due to higher borrowing levels. We increased our borrowings by approximately $19.0 million in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, exchange gains and losses and sundry income, was approximately $176,000 for the three months ended June 30, 2011, as compared to approximately $126,000 for the three months ended June 30, 2010, an increase of 39.8%. The increase was due to an increase in bank interest income of $3,000 and a $106,000 increase in foreign exchange contract income, which were partially offset by a $35,000 decrease in funds from a government sponsor and a $25,000 decrease in sundry income.

During the three months ended June 30, 2011, we recorded a provision for income taxes of $137,000, as compared to $361,000 for the comparable period in 2010.  The decrease was a result of a decrease in our net taxable income.

Net income for the three months ended June 30, 2011 was $75,000, compared to net income of $1.6 million for the comparable period in 2010.

Six Months Ended June 30, 2011 and 2010

Net sales for the six months ended June 30, 2011 were $56.7 million compared to $49.2 million for the six months ended June 30, 2010, an increase of 15.2%.  The increase in net sales for the six months ended June 30, 2011 over the six months ended June 30, 2010 was primarily due to a 9.2% increase in the average selling price of our Ni-MH battery units, a 20.9% increase in the average selling price of our Li-ion battery units, and a 23.8% increase in the number of Li-ion battery units sold, which were partially offset by a 10.4% decrease in the number of Ni-MH battery units sold..  In addition, revenue from our New Materials business increased to $12.7 million for the six months ended June 30, 2011 from $7.7 million for the six months ended June 30, 2010. Net sales during the six months ended June 30, 2011 and 2010 also included $97,293 and $38,730, respectively, from the sale of battery seconds (waste materials), an increase of 151.2%.

Cost of sales consists of the cost of nickel and other rare earth materials.  Costs of sales were $47.9 million for the six months ended June 30, 2011, as compared to $39.6 million for the comparable period in 2010.  As a percentage of net sales, cost of sales increased to 84.5% for the six months ended June 30, 2011 compared to 80.4% for the comparable period in 2010.  This increase was attributable to increases of raw material prices including nickel and rare earth materials, including a 24.7% increase in the average price of  nickel units and a 153.0% increase in the average price of rare earth materials units.

Gross profit for the six months ended June 30, 2011 was $8.8 million, or 15.5% of net sales, compared to $9.6 million, or 19.6% of net sales, for the comparable period in 2010.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the six months ended June 30, 2011 is primarily due to a 17.3% increase in the average per unit cost of our Ni-MH batteries sold and a 5.2% increase in the average per unit cost of our Li-ion batteries sold.  In addition, revenue from our New Materials business increased to $12.7 million for the six months ended June 30, 2011 from $7.7 million for the six months ended June 30, 2010, which business has lower gross profit margins than our other business operations.

Selling and distribution costs were $2.2 million for the six months ended June 30, 2011 compared to $1.9 million for the comparable period in 2010. The increase was primarily due to the expansion of our salesforce.

General and administrative costs were $4.2 million, or 7.3% of net sales, for the six months ended June 30, 2011, compared to $2.9 million, or 6.0% of net sales, for the comparable period in 2010. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The increase as a percentage of net sales was primarily due to increased labor costs.  Labor and personnel costs increased $1.2 million for the six months ended June 30, 2011 as compared to the comparable period in 2010 due to staff and senior management increases for our newly-founded ICON subsidiary.

Research and development expenses were $1.5 million for the six months ended June 30, 2011 as compared to approximately $809,000 for the comparable period in 2010, an increase of 86.5%.  The increase was due to the expansion of our workforce to expand our research and development and management functions.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of approximately $471,000 and $152,000, respectively, in the six months ended June 30, 2011 and 2010. The increase in the losses on exchange rate was due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

We experienced a loss on financial instruments of approximately $695,000 in the six months ended June 30, 2011 related to the forward contract of nickel.  No such loss occurred in the comparable period in 2010.

Interest expense was approximately $386,000 for the six months ended June 30, 2011, as compared to approximately $167,000 for the comparable period in 2010. The increase was primarily due to higher borrowing levels. We increased our borrowings by approximately $19.5 million in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, exchange gains and losses and sundry income, was approximately $409,000 for the six months ended June 30, 2011, as compared to approximately $203,000 for the six months ended June 30, 2010, an increase of 101%. The increase was due to a $161,000 increase in foreign exchange contract income, a $30,000 increase in funds from a government sponsor, an increase in bank interest income of $6,000 and an $8,000 increase in sundry income.

During the six months ended June 30, 2011, we recorded a provision for income taxes of $143,000, as compared to $740,000 for the comparable period in 2010.  The decrease was a result of a decrease in our net taxable income.

Net loss for the six months ended June 30, 2011 was $386000, as compared to net income of $3.2 million for the comparable period in 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $7.5 million as of June 30, 2011, as compared to $8.5 million as of December 31, 2010. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of June 30, 2011, we had in place general banking facilities with nine financial institutions aggregating $80.0 million. The maturity of these facilities is generally less than one year. The facilities are subject to annual review and approval. These banking facilities are guaranteed by our Chief Executive Officer, Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of June 30, 2011, we had utilized approximately $35.6 million under such general credit facilities and had available unused credit facilities of $44.4 million.

For the six months ended June 30, 2011, net cash used in operating activities was approximately $5.6 million, as compared to net cash provided by operating activities of $3.2 million for the comparable period in 2010. The decrease in net cash provided by operating activities is primarily attributable to the net loss for the six months ended June 30, 2011 and an increase in prepaid expenses and other receivables due to prepayment to suppliers for entering into long term contracts to lock in raw material prices and an decrease in accounts payable due to our settlement method changes to our suppliers, which was partially offset by our bank loans increase.

Net cash used in investing activities was $2.9 million for the six months ended June 30, 2011 compared to $2.7 million for the comparable period in 2010. The increase of cash used in investing activities was primarily attributable to an increase in the ongoing construction of our Huizhou production facilities and the acquisition of new equipment over the respective periods.

Net cash provided by financing activities was $7.2 million during the six months ended June 30, 2011, as compared to net cash provided by financing activities of $160,000 for the six months ended June 30, 2010.  The increase in net cash provided by financing activities was primarily attributable to a $11.6 million increase in bank borrowings and $4.0 million increase in restricted cash, which was partially offset by a decrease of $2.0 million in accounts payable and increase of $3.9 million in prepaid expense and other receivables.

For the six months ended June 30, 2011 and 2010, our inventory turnover was 4.4 times and 6.4 times, respectively. The average days outstanding of our accounts receivable at June 30, 2011was 67 days, as compared to 73 days at June 30, 2010. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  Total contributions to the funds were approximately $227,011 and $123,000 in the three months ended June 30, 2011 and 2010, respectively, and $402,316 and $268,000 in the six months ended June 30, 2010 and 2009, respectively..  We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (our 2012 fiscal year); early adoption is permitted.  We are currently evaluating the impact of adopting ASU 2009-14 on our financial statements.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. We do not expect the adoption of ASU 2010-09 to have a material impact on our results of operations or financial position.

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

In December 2010, the FASB issued Accounting Standards Update ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805). The update requires public companies to disclose pro forma information for business combinations that occur in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Our adoption of FASB ASU No. 2010-29 effective December 1, 2010 did not have an impact on our consolidated results of operations or financial position but did result in additional disclosures.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 73% of our sales are made in U.S. Dollars. During the six months ended June 30, 2011, the exchange rate of the RMB to the U.S. Dollar has appreciated 3.2% from the level at the end of December 31, 2010.  A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales.  At June 30, 2011, the Company had a series of currency forwards totaling a notional amount $25.5 million expiring from July 2011 to January 2012.  The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses. We experienced a gain of $167,000 in the value of currency forwards in the six months ended June 30, 2011 as compared to a gain of $5,000 on currency forwards during the comparable period in 2010.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2011.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4.  Removed and Reserved.

Item 5. Other Information

On April 8, 2011, Shenzhen Highpower renewed a banking facility with Standard Chartered Bank (Hong Kong) Limited with a facility limit of RMB 13,182,000 ($2.0 million).  This facility revised the term of the Company’s January 21, 2011 financing arrangement with the bank. The loan is guaranteed by Dang Yu Pan, the Company’s Chief Executive Officer, Springpower Technology (Shenzhen) Co., Ltd., and H.K. Highpower Technology Co., Ltd.

On May 5, 2011, Shenzhen Highpower entered into a Comprehensive Line of Credit Contract with Shenzhen Development Bank Co., Ltd. which provides for a revolving line of credit of RMB 100,000,000.00 (US$15.5 million).  The line of credit expires on November 8, 2011.  The loan is guaranteed by Dang Yu Pan, the Company’s Chief Executive Officer, and Springpower Technology (Shenzhen) Co., Ltd.  The following events constitute an event of default under the agreement:  Shenzhen Highpower breaches the contract or fails to fulfill its duties and obligations, or indicates by its conduct that it will not perform its obligations under a contract; the inaccuracy or incompleteness of the certifications and documents provided by Shenzhen Highpower; Shenzhen Highpower’s concealment of true important information and failure to cooperate with the bank on any investigation or inspection; Shenzhen Highpower’s unauthrozied change of the use or the loan, misappropriation of the loan or any use of the loan for illegal transactions; Shenzhen Highpower’s violation of similar contracts with the bank or any other third parties or issuance of any bonds; the breach by either guarantor of the guarantee contract, the occurrence of an event of default under the guarantee agreement or the invalidity or noneffectiveness of the guarantee agreement; Shenzhen Highpower’s transfer of property or use of assets to avoid debts by way of gratis, unreasonably-low priced transactions or for other improper means; Shenzhen Highpower’s use of false contracts and arrangements signed with any other third party (including but not limited to its related parties); Shenzhen Highpower’s avoidance of bank debts on purpose through related party transactions or otherwise; the occurrence of major problems in Shenzhen Highpower’s business circumstances, such as deteriorated financial situation, significant financial loss, loss of assets, or other financial crisis; Shenzhen Highpower’s becoming subject to administrative penalties, criminal sanctions because of illegal operations or investigation by authorities; Shenzhen Highpower being subject to spin-off, merger, acquisition or a restructuring, a significant disposal of assets, capital reduction, liquidation, reorganization, revocation, declared bankrupt, dissolution, or similar type of transaction; a change in Shenzhen Highpower’s controlling shareholder or actual controller that the bank deems has or may endanger the realization of claims by the bank against Shenzhen Highpower under the contract; the occurrence of a major event to Shenzhen Highpower’s controlling shareholders, actual controllers, legal representative, or senior management staff, including, but limited to, being subject administrative penalties, criminal sanctions because of illegal operations or being investigated by authorities; an adverse change in Shenzhen Highpower’s industry that the bank believes has or may endanger its abilities make successful claims against the company under the contract; Shenzhen Highpower’s failure to settle accounts or deposit money or other related business at the bank in accordance with the contract; or the occurrence of any other situation that endanger or may endanger the realization of claims by the bank against Shenzhen Highpower under the contract.  Upon the occurrence of any events of default under the agreement, the bank may change, suspend or terminate the line of credit; accelerate the maturity of any amount outstanding under the agreement; request an additional guaranty; deduct funds from Shenzhen Highpower’s account at the bank; or demand the guarantor perform under a guarantee agreement.

On June 1, 2011Shenzhen Highpower entered into a Comprehensive Line of Credit Contract with China Everbright Bank Shenzhen Longhua Sub-branch providing for a maximum credit line of RMB 50,000,000 ($7.7) million.  The term of the agreement is one year.  The bank may adjust the maximum credit limit upon: a major adjustment in China’s monetary policy; the occurrence of financial risks in Shenzhen Highpower’s region of operation; a great change in Shenzhen Highpower’s market; Shenzhen Highpower’s suffering or potential to suffer operating difficulty or risk; Shenzhen Highpower undergoes a merger, termination or other major institutional change that endangers the bank to make a claim against Shenzhen Highpower under the contract; Shenzhen Highpower’s refusal to be examined by the bank; Shenzhen Highpower’s transfer of property or money to avoid debt; a default by Shenzhen Highpower under the agreement; a shortage of funds or operating difficulty of a guarantor; damage of collateral; or the occurrence of anything that, in the bank’s opinion, decreases Shenzhen Highpower’s solvency or damages the bank’s interests.  In the event of any breach of the contract, the bank may cancel the contract.

The information included in this Item 5 is provided in accordance with Item 1.01 and Item 2.03 of Form 8-K.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

10.1
Comprehensive Line of Credit Contract dated May 5, 2011 by and between Shenzhen Development Bank Co., Ltd. and Shenzhen Highpower Technology Co., Ltd. and corresponding guarantee agreements (translated to English).

10.2	Comprehensive Line of Credit Contract dated June 1, 2011 by and between China Everbright Bank Shenzhen Longhua Sub-branch and Shenzhen Highpower Technology Co., Ltd. (translated to English).
10.3	Non-Commitment Financing Arrangement dated April 8, 2011 by and between Shenzhen Highpower Technology Co., Ltd. and Standard Chartered Bank (China) Limited, Shenzhen Branch (translated to English).
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Highpower International, Inc.

Dated: August 12, 2011	/s/	/s/ Dan Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer)

	/s/	/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)