Form 10-Q
period 2011-09-30
Highpower International, Inc.
filed 2011-11-17
CIK 1368308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of November 11, 2011.

HIGHPOWER INTERNATIONAL, INC.
 FORM 10-Q
 For the Quarterly Period Ended September 30, 2011

Item 1.  Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	8,185,189	8,490,629
Restricted cash	15,615,287	6,044,960
Accounts receivable, net	23,611,268	20,846,540
Notes receivable	294,001	256,574
Prepayments and other receivables	7,932,712	3,231,211
Inventories	12,678,875	13,447,432
Total Current Assets	68,317,332	52,317,346

Plant and equipment, net	18,264,137	13,652,254
Land use right, net	3,111,161	3,022,293
Intangible asset, net	762,500	800,000
Investment in an associate	-	103,123
Investment securities	56,388	53,904
Deferred tax assets	162,012	-
Non-trading foreign currency derivatives assets	211,898	-

TOTAL ASSETS	90,885,428	69,948,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Non-trading foreign currency derivatives liabilities	-	77,699
Accounts payable	17,590,095	13,407,204
Notes payable	18,365,673	9,896,169
Letter of credit	2,995,868	1,341,924
Other payables and accrued liabilities	5,361,531	4,983,269
Income taxes payable	149,432	1,164,007
Bank borrowings	17,227,638	11,300,939

Total Current Liabilities	61,690,237	42,171,211

COMMITMENTS AND CONTINGENCIES

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Stated in US Dollars)

	September30,	December 31,
	2011	2010
	(Unaudited)
	$	$
STOCKHOLDERS’ EQUITY
Preferred stock
(Par value: $0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none)	-	-
Common stock
(Par value : $0.0001
Authorized: 100,000,000 shares
13,582,106 shares issued and outstanding)	1,358	1,358
Additional paid-in capital	5,792,375	5,180,318
Accumulated other comprehensive income	3,696,134	2,475,749
Retained earnings	19,705,324	20,120,284

TOTAL STOCKHOLDERS’ EQUITY	29,195,191	27,777,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	90,885,428	69,948,920

See accompanying notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	28,091,330	27,774,213	84,750,150	76,975,699
Cost of sales	(24,212,746)	(21,900,312)	(72,105,177)	(61,456,057)

Gross profit	3,878,584	5,873,901	12,644,973	15,519,642
Research and development costs	(793,702)	(529,550)	(2,302,163)	(1,338,361)
Selling and distribution costs	(1,487,490)	(1,132,812)	(3,654,303)	(2,995,314)
General and administrative costs, including stock-based compensation	(2,242,458)	(2,153,988)	(6,406,295)	(5,105,848)
Loss on exchange rate difference	(186,879)	(328,921)	(657,581)	(481,405)
Gain (loss) on derivative instruments	97,411	(6,059)	(136,786)	9,083
Loss in equity of an associate	(104,375)	(6,780)	(108,346)	(6,780)
	(4,717,493)	(4,158,110)	(13,265,474)	(9,918,625)
(Loss) Income from operations	(838,909)	1,715,791	(620,501)	5,601,017
Other income	239,831	84,657	458,086	282,701
Interest expenses	(140,240)	(89,669)	(183,450)	(257,113)

(Loss) Income before taxes	(739,318)	1,710,779	(345,865)	5,626,605
Income taxes benefit (expense)	73,683	(280,062)	(69,095)	(1,020,055)

Net (loss) income for the period	(665,635)	1,430,717	(414,960)	4,606,550

Other comprehensive income
- Foreign currency translation gain (loss)	61,799	(31,010)	1,220,385	(54,505)

Comprehensive income	(603,836)	1,399,707	805,425	4,552,045

(Loss) earnings per share of common stock
- Basic	(0.05)	0.11	(0.03)	0.34
- Diluted	(0.05)	0.11	(0.03)	0.34

Weighted average common shares outstanding
- Basic	13,582,106	13,582,106	13,582,106	13,582,106
- Diluted	13,582,106	13,732,096	13,582,106	13,732,096

See accompanying notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Nine months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net (loss) income	(414,960)	4,606,550
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	1,349,240	1,103,892
Allowance for doubtful accounts	146,393	9,408
(Profit) loss on disposal of plant and equipment	(7,462)	66,184
Equity loss in an associate	108,346	-
Share based payment	612,057	97,525
Change in fair value of derivative instruments	(211,898)	(4,894)
Changes in operating assets and liabilities :
Accounts receivable	(1,839,396)	(4,563,344)
Notes receivable	(141,131)	(1,382,756)
Prepayments and other receivables	(4,475,620)	(2,591,572)
Inventories	1,518,693	(4,139,494)
Deferred income tax	(159,157)	-
Accounts payable	3,510,379	7,059,882
Other payables and accrued liabilities	151,627	1,488,057
Income taxes payable	(1,041,362)	(21,512)
Net cash flows (used in) provided by operating activities	(894,251)	1,727,926

Cash flows from investing activities
Acquisition of plant and equipment	(5,168,156)	(4,269,128)
Investment in associate	-	(135,735)
Net cash flows used in investing activities	(5,168,156)	(4,404,863)

Cash flows from financing activities
Proceeds from bank borrowings	12,708,732	2,284,420
Repayment of bank borrowings	(7,305,110)	(1,569,151)
Proceeds from notes payable	24,638,742	22,273,735
Repayment of notes payable	(16,766,610)	(13,502,988)
Proceeds from letter credit	2,995,868	2,762,389
Repayment of letter credit	(1,379,051)	(5,362,452)
Increase in restricted cash	(9,231,878)	(2,101,258)
Net cash flows provided by financing activities	5,660,693	4,784,695
Effect of foreign currency translation on cash and cash equivalents	96,274	310,163
Net (decrease) increase in cash and cash equivalents	(305,440)	2,417,921
Cash and cash equivalents - beginning of period	8,490,629	2,967,586
Cash and cash equivalents - end of period	8,185,189	5,385,507

Supplemental disclosures for cash flow information :
Cash paid for :
Income taxes	1,271,794	1,043,776
Interest	607,203	257,113

See accompanying notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Principle activities and organization

The consolidated financial statements include the financial statements of Highpower International, Inc. (“Highpower”) and its subsidiaries, Hong Kong Highpower Technology Company Limited ("HKHTC"), Shenzhen Highpower Technology Company Limited ("SZ Highpower"), Highpower Energy Technology (Huizhou) Company Limited ("HZ Highpower"), Springpower Technology (Shenzhen) Company Limited ("SZ Springpower"), Ganzhou Highpower Technology Company Limited ("GZ Highpower") and Icon Energy System Company Limited ("ICON"). Highpower and its subsidiaries are collectively referred to as the “Company”.

Highpower was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire.  HKHTC was incorporated in Hong Kong on July 4, 2003 and organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries. And other subsidiaries were incorporated in People’s Republic of China (“PRC”).

On April 2, 2011, the Company invested $1,000,000 in Icon Energy System Company Limited (" ICON") which is a wholly-owned subsidiary of HKHTC. ICON researches and produces advanced battery packs and systems.

The subsidiaries of the Company and their principle activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Company Limited ("HKHTC")	Hong Kong July 4, 2003	100%	Investment holding, manufacturing and trading of batteries
Shenzhen Highpower Technology Company Limited ("SZ Highpower")	PRC October 8, 2002	100%	Manufacturing of batteries
Highpower Energy Technology (Huizhou) Company Limited ("HZ Highpower")	PRC January 29, 2008	100%	Inactive
Springpower Technology (Shenzhen) Company Limited ("SZ Springpower")	PRC June 4, 2008	100%	Manufacturing of batteries
Ganzhou Highpower Technology Company Limited ("GZ Highpower")	PRC September 21, 2010	100%	Processing, marketing and research of battery materials
Icon Energy System Company Limited. ("ICON")	PRC February 23, 2011	100%	Research and production of advanced battery packs and systems

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2010 annual financial statements, they do not include all information and notes required by U.S. GAAP for complete financial statements. Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2010 annual financial statements.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Comparative amounts

Certain comparative amounts in prior periods have been reclassified to conform to the current period’s presentation. The principal reclassification related to: 1) the separate presentation of loss of derivative instruments related to currency forwards as an operating cost line item in the statement of operations, which was previously included in other income for settled transactions and other comprehensive income under cash flow hedge for unsettled transactions; 2) the separate presentation of notes payable and letter of credit, which were previously included in bank borrowings; 3) the separate presentation of loss on exchange rate difference as an operating cost line item in the statement of operations, which was previously included in general and administrative costs; 4) the separate presentation of Research and development costs as an operating cost line item in the statement of operations, which was previously included in general and administrative costs. These reclassifications had no effect on reported total assets, liabilities and stockholders’ equity.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES
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

During the nine months ended September 30, 2011, one major customer accounted for 10% or more of total net revenue. The percentages of total net sales from one major customer in the nine months ended September 30, 2011 and 2010 were 20% and 24%, respectively, and in the three months ended September 30, 2011 and 2010 were 21% and 30%, respectively.

The top two third-party customers accounted for 29% of the accounts receivable as of September 30, 2011 and 34% of the accounts receivable as of December 31, 2010.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

Restricted cash

Certain cash balances are held as security for notes payable and are classified as restricted cash in the Company’s balance sheets.

Accounts receivable

Accounts receivable are stated at the original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at period end.  An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable.

Inventories

Inventories are stated at lower of cost or market. Cost is determined using the weighted average method.  Inventory includes raw materials, packing materials, work in progress and finished goods.  The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of sales.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES
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

Upon sale or disposal, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress represented capital expenditures in respect of direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

Investment securities

Investments in less than twenty percent owned entities are accounted for under the cost basis and are reviewed for impairment periodically.

Intangible assets

Intangible assets represent a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic Battery Company, Inc. (Ovonic), an unrelated party, to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (consumer batteries) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. The value of the licenses was established based on historic acquisition costs.

Intangible assets are amortized over their estimated useful lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Impairment of long-lived assets

A long-lived asset (disposal group) classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. A long-lived asset is not depreciated (amortized) while it is classified as held for sale. A gain or loss not previously recognized that resulted from the sale of a long-lived asset (disposal group) is recognized at the date of sale.

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of September 30, 2011 and December 31, 2010, respectively.

Revenue recognition

The Company recognizes revenue when the goods are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales of goods represent the invoiced value of goods, net of sales returns and allowances.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers.  The Company has no incentive programs.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Uncertain tax positions

The Company follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of September 30, 2011 and December 31, 2010.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Comprehensive income

The Company follows ASC Topic 220, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the periods presented, the Company’s comprehensive income represents its net income and foreign currency translation adjustments.

Foreign currency translation and transactions

Highpower’s functional currency is the United States dollar (“US$”). HKHTC 's functional currency is the Hong Kong dollar (“HK$”). The functional currency of the Company’s subsidiaries in the PRC is Renminbi (“RMB”).

At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date.  The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in determining net income for the period in which the exchange rate changes. At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

The Company’s reporting currency is US$.  Assets and liabilities of the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, deposits, trade and other payables, bank borrowings, approximate their fair values due to the short-term maturity of such instruments.

The Company adopted ASC Topic 820-10 "Fair Value Measurements" on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

ASC Topic 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

 Fair value of financial instruments (continued)

ASC Topic 820-10 establishes three levels of inputs that may be used to measure fair value:

-  Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

-  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

-  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Derivatives

From time to time the Company may utilize forward foreign currency exchange contracts and future contracts related to Nickel to reduce the impact of foreign currency exchange rate risk and Nickel fair value risk. The Management considered that the currency forwards and future contracts could not meet the criteria for designated hedging instruments and hedged transactions to qualify for cash flow hedge or fair value hedge accounting. The currency forwards and future contracts therefore are accounted for as derivatives, with fair value changes reported as gain (loss) of derivative instruments in income statement.

Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260. Basic earnings per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Share-based payment

 The Company recognizes the cost resulting from all share-based payment transactions in its consolidated financial statements using a fair-value-based method. The Company measures compensation cost for all outstanding unvested stock-based awards made to its employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest. The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires the management to make certain assumptions about the future. Estimation of these equity instruments’ fair value is affected by the stock price, as well as assumptions regarding subjective and complex variables such as employee exercise behavior and the Company’s expected stock price volatility over the term of the award. Generally, the Company’s assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Where such historical information is not available, the Company applied the “Simplified Method” in accordance with ASC 718-10-S99-1 in valuation of all its options, which are granted at-the-money, nontransferable and nonhedgeable, and vest based upon a service condition alone.

The Share-based compensation cost of options granted to nonemployees is initially measured on the grant date using the Black-Scholes model and is remeasured over the vesting period as earned. The resulting value is recognized as an expense over the period in which services are received.

Share-based compensation expense was $612,057 and $97,525 for the nine months ended September 30, 2011 and 2010, respectively, and $334,877 and $17,153 for the three months ended September 30, 2011 and 2010, respectively.

Recently issued accounting pronouncements

The Financial Accounting Standards Board ("FASB") issued ASU 2010-13, Compensation - Stock Compensation (ACS Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The adoption does not have any impact on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

Except for the ASUs above, in the first nine months ended September 30, 2011, the FASB has issued ASU No. 2011-01 through ASU 2011-09, which is not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Accounts receivable, net

As of September 30, 2011 and December 31, 2010, accounts receivable include the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$

Accounts receivable	23,802,859	20,945,650
Less: allowance for doubtful debts	191,591	99,110

	23,611,268	20,846,540

The Company experienced bad debts of $146,393 and $9,408, respectively, during the nine months ended September 30, 2011 and 2010, and $89,572 and $3,782, respectively, during the three months ended September 30, 2011 and 2010.

The company wrote off accounts receivables $60,426 and none in the nine months ended September 30, 2011 and 2010.

4.	Prepayments and other receivables

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$

Purchase deposits	4,705,801	688,041
Advances to staff	320,027	72,047
Other deposits and prepayments	1,396,870	500,362
Value-added tax prepayment	711,910	975,552
Other receivables	798,104	995,209

	7,932,712	3,231,211

5.	Inventories

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$

Raw materials	3,864,974	3,743,307
Work in progress	1,696,224	1,847,390
Finished goods	7,105,415	7,841,283
Packing materials	12,262	15,452

	12,678,875	13,447,432

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Plant and equipment, net

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$
Construction in progress	7,013,139	3,499,495
Furniture, fixtures and office equipment	2,670,238	2,310,868
Leasehold improvement	156,349	732,560
Machinery and equipment	12,817,125	10,783,907
Motor vehicles	1,157,273	1,045,843
Building	265,404	253,709
	24,079,528	18,626,382
Less: accumulated depreciation	5,815,391	4,974,128
	18,264,137	13,652,254

The Company recorded depreciation expenses of $1,262,178 and $1,025,489 for the nine months ended September 30, 2011 and 2010 respectively, and $437,170 and $351,193 for the three months ended September 30, 2011 and 2010, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of September 30, 2011 and December 31, 2010.

7.	Land use right, net

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$

Cost	3,363,418	3,215,205
Accumulated amortization	(252,257)	(192,912)

Net	3,111,161	3,022,293

The land use right is being amortized annually using the straight-line method over the lease terms of 50 years. The Company recorded amortization expenses of $49,562 and $47,545 for the nine months ended September 30, 2011 and 2010 respectively, and $16,399 and $16,113 for the three months ended September 30, 2011 and 2010, respectively.

The land use right was pledged as collateral for bank loans as of September 30, 2011 and December 31, 2010

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Intangible assets

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$
Consumer battery license fee
Cost	1,000,000	1,000,000
Accumulated amortization	(237,500)	(200,000)

Net	762,500	800,000

SZ Highpower entered into a Consumer Battery License Agreement with Ovonic, an unrelated party, dated May 14, 2004, pursuant to which SZ Highpower acquired a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (Consumer Batteries) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. On August 8, 2007, SZ Highpower and Ovonic amended the Consumer Battery License Agreement pursuant to which SZ Highpower agreed to pay an up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of consumer batteries over the term of the Consumer Battery License Agreement. Accordingly, during the year ended December 31, 2007, the Company recorded a total up-front royalty payment obligation of $1,000,000, which was included in other payables and accrued liabilities, with the related debit recorded as an intangible asset entitled consumer battery license agreement. During the nine months ended September 30, 2011, the Company recorded a total of approximately $212,546 as royalty expense. During the three months ended September 30, 2011, the Company recorded a total of approximately $66,355 as royalty expense, which was included in selling and distribution costs in the statement of operations. At September 30, 2011, accrued royalty fees payable was $911,999 (see Note 10).

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement over a period of 20 years on the straight line basis. The accounting for the Consumer Battery License Agreement is based on the Company’s estimate of the useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan. Amortization expenses included in selling and distribution costs for the nine months ended September 30, 2011 and 2010 was $37,500, and $12,500 for the three months ended September 30, 2011 and 2010, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Investment in an associate

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$

Acquisition of associate	142,514	142,514
Share of loss - accumulated	(142,514)	(39,391)

Net	-	103,123

On March 22, 2010, the Company acquired 40% of the share capital of Springpower International, Inc ("Springpower"), which is an intellectual properties development company operating in Canada, and paid the first installment CAD$150,000 before April 22, 2010. Based on the shareholders' agreement, the Company was required to make further two contributions of CAD$150,000 to Springpower within 30 days of March 22, 2011 and March 22, 2012. Pursuant to the agreement, if the Company failed to make any of the Payments when required and could not locate another investor to take over its obligation to make the payments pursuant to the agreement within 90 days after the due date of any missed payment, the shares would be canceled.

After much evaluation of the technologies being developed by Springpower International, due to its readiness for commercialization, the company decided to terminate its investment in Springpower and did not make the payment required within 30 days of March 22, 2011, and did not find a successor within the 90 days period after such payment's due date.  The shares were effectively canceled, and the Company recognized the write off the investment as of September 30, 2011.

10.	Other payables and accrued liabilities

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$

Accrued expenses	2,697,716	2,469,391
Royalty payable	911,999	1,159,594
Sales deposits received	1,226,202	1,007,201
Other payables	525,614	347,083

	5,361,531	4,983,269

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Taxation

The Company and its subsidiaries file tax returns separately.

1) VAT

Pursuant to the Provisional Regulation of the PRC on VAT and their implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred.

The Company’s PRC subsidiaries are subject to VAT at 17% for their revenues.

2) Income tax

United States

Highpower is incorporated in Delaware and is subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%. As Highpower does not conduct any business in the US or Delaware, it is not subject to US and Delaware state corporate income tax. No deferred US taxes are recorded since all accumulated profits in the PRC will be permanently reinvested in the PRC

Hong Kong

HKHTC incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on the taxable income.

SZ Highpower has obtained the approval and is qualified as New and High-Tech Enterprise (“NHTE”) by Shenzhen Tax Bureau and according to the PRC Enterprise Income Tax Law. It is eligible to enjoy a preferential tax rate of 15% for the calendar year of 2011. All the other PRC subsidiaries are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2011 and 2010.

The components of the provision for income taxes benefit (expenses) are:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	(85,474)	(280,062)	(228,252)	(1,020,055)
Deferred	159,157	-	159,157	-

Total	73,683	(280,062)	(69,095)	(1,020,055)

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Taxation (continued)

The reconciliation of income taxes benefit (loss) computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Expected enterprise income tax at statutory tax rate	(68,175)	440,570	(120,711)	1,449,857
Effect of preferential tax rate	(58,507)	(186,707)	(147,338)	(680,036)
Non-deductible expenses	119,370	26,200	461,383	250,234
Others	(66,371)	-	(124,239)	-

Effective enterprise income tax	(73,683)	280,062	69,095	1,020,055

 3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. For the nine months ended September 30, 2011, the Company utilized deferred tax asset of $162,012 for the tax loss carried-forward incurred by ICON.

12.	Bank borrowings

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$

Secured and repayable within one year Short term bank loans	17,227,638	11,300,939

As of September 30, 2011, the above bank borrowings were for working capital purpose and secured by personal guarantees executed by the directors of the Company and a Land use right with carrying amount $3,111,161 pledged as collateral (see Note 7), with weighted-average balances of $183,450 and $257,113 and weighted-average interest rates of 4.97% and 5.32% for the nine months ended September 30, 2011 and 2010, respectively, and with weighted-average balances of  $140,240 and $89,669 and weighted-average interest rates of 6.13% and 5.33% for the three months ended September 30, 2011 and 2010, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Share-based payment

The Company has outstanding equity awards issued under its legacy equity plans and equity plans assumed as a result of previous acquisitions. While the Company maintains a number of legacies and acquired equity incentive plans that have awards outstanding, equity awards are currently made only from the 2008 Omnibus Incentive Plan as described below.

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the "2008 Plan") was approved by the Company’s Board of Directors on October 30, 2008 and became effective upon the approval of the Company’s stockholders on December 11, 2008. The 2008 Plan has a ten year term. The 2008 Plan reserves two million shares of common stock for issuance, subject to increase from time to time by the number of shares: (i) subject to outstanding awards granted under the Company’s prior equity compensation plans that terminate without delivery of any stock (to the extent such shares would have been available for issuance under such prior plan), and (ii) subject to awards assumed or substituted in connection with the acquisition of another company.

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a contractual term of ten years and generally vest over four to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to the fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of September 30, 2011, approximately 1,393,000 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Stated in US Dollars)
13.	Share-based payment (continued)

Share-based compensation related to employees

	Number	Weighted Average Exercise	Contractual Term in
	of Shares	Price	Years

Outstanding, January 1, 2011	-	-

Granted	915,000	$3.45
Exercised	-	-
Forfeited	(40,000)	$3.55
Canceled	(300,000)	$3.55

Outstanding, September 30, 2011	575,000	$3.39	9.35

Exercisable, September 30, 2011	48,000	$3.55	9.31

During the nine months ended September 30, 2011 the Company granted 915,000 shares to twelve employees at a weighted average exercise price of $3.45 per share. At the date of this report, three employees had resigned and a total of 40,000 options had been forfeited in accordance with the terms and conditions of the 2008 Plan. In addition, 300,000 options were canceled due to a significant change in one employee’s role within the Company.

The weighted-average fair value of options granted to employees for the three and nine month periods ended September 30, 2011 was $0.52 per share and $1.47 per share, respectively as calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

	Three months	Nine months
	ended	ended
	September 30, 2011	September 30, 2011

Expected volatility	40.14%	40.02%
Risk-free interest rate	1.12%	2.42%
Expected term from grant date(in years)	6.25	6.16
Dividend rate	-	-
Fair value	$0.52	$1.47

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Share-based payment (continued)

Share-based payment to nonemployees

	Number	Exercise	Contractual Term
	of Shares	Price	Years

Outstanding, January 1, 2011	-	-

Granted	15,000	$3.41
Exercised	-	-
Forfeited	-	-

Outstanding, September 30, 2011	15,000	$3.41	9.42

Exercisable, September 30, 2011	-	-	-

The Company granted 15,000 shares of common stock on March 4, 2011 to a consultant at a per share exercise price of $3.41, in exchange for services from the consultant. The measurement date for nonemployee options is the earlier of the date that a performance commitment is reached or the date at which performance is complete. The Company considers that the measurement date is the date the performance is complete (the vesting date of the shares covered by the option). The resulting value is recognized as expense on a straight-line basis over the period during which services are received.

The grant date fair values of stock options granted to nonemployees were calculated using the Black-Scholes pricing model with the following weighted-average assumptions:

Expected volatility	39.45%
Risk-free interest rate	2.53%
Expected term from grant date(in years)	6.50
Dividend rate	-
Fair value	$1.22

Total share-based payment expenses

No share-based payment expense was capitalized in the periods presented. At September 30, 2011 the gross amount of unrecognized share-based compensation expense relating to unvested share-based compensation was approximately $0.7 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 2.76 years.

In connection with the grant of stock options to employees and nonemployees, the Company recorded stock-based compensation charges of $335,231 and $(354), respectively, for the three month period ended September 30, 2011 and stock-based compensation charges of $611,650 and $407, respectively, for the nine month period ended September 30, 2011.

        Expected Term

The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. There have been no stock option exercises to date upon which to base an estimate of the expected term. The Company determined it appropriate to estimate the expected term using the "simplified" method as prescribed by the Securities and Exchange Commission, or SEC, in Staff Accounting Bulletin No. 107, or SAB 107, as amended by SAB 110. The simplified method determines an expected term based on the average of the weighted average vesting term and the contractual term of the option.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Share-based payment (continued)

Expected Volatility

The Company has limited stock trading history and it is not able to reasonably estimate the fair value of its equity share options because it is not practicable for it to estimate the expected volatility of its share price. The expected volatilities used for the three and nine month periods ended September 30, 2011 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

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

14.	Gain (loss) of derivative instrument

	Three months ended September 30,		Nine months ended September 30,
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Loss on future contract	(22,779)	-	(717,38)	-
Change in fair value of currency forwards	120,190	(6,059)	580,597	9,083

Total	97,411	(6,059)	(136,78)	9,083

Due to the volatility of the US Dollar to the subsidiaries' functional currency, the Company has put into place a risk avoidance program to attempt to protect it from significant changes to the US Dollar, which would affect the value of the Company’s US dollar receivables and sales. As of September 30, 2011, the Company had a series of currency forwards totaling a notional amount US$35,500,000 expiring from October 2011 to April 2013.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Earnings per share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-averages number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted shares. The dilutive effect of potential dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company excludes potential common stocks in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator for basic and diluted earnings per share
Net (loss) income	(665,635)	1,430,717	(414,960)	4,606,550

Denominator for basic earnings per share
Weighted-average shares outstanding	13,582,106	13,582,106	13,582,106	13,582,106
Dilutive effect of securities	-	149,990	-	149,990
Denominator for diluted earnings per share	13,582,106	13,732,096	13,582,106	13,732,096

Basic (loss) earnings per common share	(0.05)	0.11	(0.03)	0.34
Diluted (loss) earnings per common share	(0.05)	0.11	(0.03)	0.34

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Stock options totaled 30,000 shares that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for the current period because they would have been anti-dilutive since the stock’s average market price did not exceed the exercise price. No warrants that could potentially dilute earnings per share which were not included in the fully diluted computation for the current period, since the stock’s average market price did not exceed the exercise price.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Share warrants

On September 19, 2008, the Company issued to Westpark Capital, Inc. warrants to purchase 52,500 shares of common stock at an exercise price of $3.90 per share in connection with the initial public offering. The warrants have a term of five years and are exercisable no sooner than one year and no later than five years.

The fair value of the warrants at September 19, 2008, the issuance date is $276,000. The fair value of the warrants is appraised by an independent qualified valuer. All warrants were evaluated for liability treatment and were determined to be equity instruments.

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At September 30, 2011, warrants to purchase 47,500 shares of common stock were still outstanding.

17.	Defined contribution plan

Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC operating subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. Except for pension benefits, medical care, employee housing fund and other welfare benefits mentioned above, the Company has no legal obligation for the benefits beyond the contributions made.

The total amounts for such employee benefits, which were expensed as incurred, were $562,074 and $501,955 for the nine months ended September 30, 2011 and 2010, respectively, and $159,758 and $187,803 for the three months ended September 30, 2011 and 2010, respectively.

18.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2013, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of September 30, 2011 are as follows:

$
2011	268,086
2012	771,992
2013	244,846
Thereafter	-

1,284,924

Rent expenses for the nine months ended September 30, 2011 and 2010 were $818,652 and $704,489, respectively. For the three months ended September 30, 2011 and 2010, rent expenses were $276,433 and $242,076, respectively.

Capital commitments and contingency

The Company did not record any capital commitments or contingency as of September 30, 2011 and December 31, 2010.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Segment information

The Company uses the "management approach" in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by FASB Accounting Standard Codification Topic 280 (ASC 280) "Segment Reporting".

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
	$	$
Net revenue
Hong Kong and China	45,348,053	42,690,547
Asia	5,314,537	4,246,253
Europe	22,576,122	20,837,062
North America	11,357,548	8,551,986
South America	30,198	344,507
Africa	123,692	125,687
Others	-	179,657

	84,750,150	76,975,699

	September 30,	December 31,
	2011	2010
	(Unaudited)
	$	$
Accounts receivable
Hong Kong and China	11,302,497	14,944,284
Asia	650,121	603,275
Europe	8,670,900	3,441,242
North America	2,960,597	1,847,730
South America	357	2,080
Africa	26,796	7,929

	23,611,268	20,846,540

20.	Subsequent events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Company Limited (referred to herein as “HKHTC”), and HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“Shenzhen Highpower”) and Springpower Technology (Shenzhen) Company Limited (“Springpower”). HKHTC’s other subsidiary, HZ Highpower Technology Co. (“HZ Highpower”) has not yet commenced operations. Shenzhen Highpower’s wholly-owned subsidiary, Ganzhou Highpower Technology Company Limited (“GZ Highpower”), commenced business operations in September 2010. HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited., a company organized under the laws of the PRC, in February 2011, which commenced operations in April 2011.

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

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for our products; fluctuations in the cost of raw materials; our dependence on, or inability to attract additional, major customers for a significant portion of our net sales; our ability to increase manufacturing capabilities to satisfy orders from new customers; changes in the laws of the PRC that affect our operations; our ability to complete construction at our new manufacturing facility on time; our ability to control operating expenses and costs related to the construction of our new manufacturing facility; the devaluation of the U.S. Dollar relative to the Renminbi; our dependence on the growth in demand for portable electronic devices and the success of manufacturers of the end applications that use our battery products; our responsiveness to competitive market conditions; our ability to successfully manufacture Li-ion batteries in the time frame and amounts expected; the market acceptance of our Li-ion products; changes in foreign, political, social, business and economic conditions that affect our production capabilities or demand for our products; and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described in elsewhere in this report or in the “Risk Factors” section of our 2010 Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

We were incorporated in the state of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHTC and its wholly-owned subsidiary, Shenzhen Highpower, (ii) assumed the operations of HKHTC and its subsidiary and (iii) changed our name to Hong Kong Highpower Technology, Inc.  On October 20, 2010 we changed our name to Highpower International, Inc. On February 23, 2011, we created Icon Energy System Company Limited.

HKHTC was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. Shenzhen Highpower was founded in 2001.  HKHTC formed HZ Highpower and Springpower in 2008.  Shenzhen Highpower formed GZ Highpower in September 2010.  GZ Highpower commenced business operations in September 2010. HZ Highpower has not yet commenced business operations. HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited., a company organized under the laws of the PRC, in February 2011, and it commenced operations in July 2011.

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

We employ a broad network of sales people in China and Hong Kong, which target key customers by arranging in-person sales presentations and providing post-sale services. The sales staff works with our customers to better address customers’ needs.

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

Critical Accounting Policies and Estimates

The Securities and Exchange Commission (“SEC”) defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to U.S. GAAP.

Use of Estimates. In preparing financial statements in conformity with accounting principles U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and equipment. Actual results could differ from those estimates.

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

We do not have arrangements for returns from customers and do not have any future obligations directly or indirectly related to product resale by the customer. We have no incentive programs.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined on a weighted- average basis and includes purchase costs, direct labor and factory overheads. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase based on management’s projected demand requirements, and decrease due to market conditions and product life cycle changes. Our production process results in a minor amount of waste materials. We do not record a value for the waste in our cost accounting. We record proceeds on an as realized basis, when the waste is sold.

Income Taxes. We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry- forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have also adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”

Foreign Currency Translation. Our functional currency is the Renminbi (“RMB”). We maintain our financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Net sales for the three months ended September 30, 2011 were $28.1 million compared to $27.8 million for the three months ended September 30, 2010, an increase of 1.1%.  The increase in net sales for the three months ended September 30, 2011 over the three months ended September 30, 2010 was primarily due to a 3.4% increase in the average selling price of our Li-ion battery units, which was partially offset by a 1.8% decrease in the number of Li-ion battery units sold and a 11.2% decrease in the number of Ni-MH battery units sold.  In addition, revenue from our New Materials business increased to $3.8 million for the three months ended September 30, 2011 from $2.7 million for the three months ended September 30, 2010. Net sales during the three months ended September 30, 2011 and 2010 also included $100,729 and $93,932, respectively, from the sale of battery seconds (waste materials), an increase of 7.2%.

Cost of sales consists of the cost of nickel and other rare earth materials.  Costs of sales were $24.2 million for the three months ended September 30, 2011, as compared to $21.9 million for the comparable period in 2010.  As a percentage of net sales, cost of sales increased to 86.2% for the three months ended September 30, 2011 compared to 78.9% for the comparable period in 2010.  This increase was mainly attributable to a 4.1% increase in the average cost of our nickel battery units.

Gross profit for the three months ended September 30, 2011 was $3.9 million, or 13.8% of net sales, compared to $5.9 million, or 21.1% net sales, for the comparable period in 2010.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the three months ended September 30, 2011 is primarily due to an 11.4% increase in the average unit cost of our Ni-MH batteries sold and a 6% increase in the average unit cost of our Li-ion batteries sold.  In addition, revenue from our New Materials business increased to $3.8 million for the three months ended September 30, 2011 from $2.7 million for the three months ended September 30, 2010, which has lower gross profit margins than our other business operations.

To cope with pressure on our gross margins we intend to control production costs by entering into long term contracts to lock in the raw material prices at the appropriate timing. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., and Europe, and by expanding our sales team with more experienced international sales personnel. We have also begun production capacity expansion for our Li-ion batteries business as to take advantage of the strong demand globally.

Selling and distribution costs were $1.5 million for the three months ended September 30, 2011 compared to $1.1 million for the comparable period in 2010. The decrease was primarily due to our enhanced selling and distribution costs controls.

General and administrative costs were $2.2 million, or 8.0% of net sales, for the three months ended September 30, 2011, compared to $2.2 million, or 7.8% of net sales, for the comparable period in 2010. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Research and development expenses were approximately $793,702 for the three months ended September 30, 2011 as compared to approximately $529,550 for the comparable period in 2010, an increase of 49.9%.  The increase was due to the expansion of our workforce to expand our research and development and management functions.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of approximately $186,879 and $328,921, respectively, in the three months ended September 30, 2011 and 2010. The decrease in the losses on exchange rate was due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

We experienced a gain on derivative instruments of approximately $97,411 in the three months ended September 30, 2011, which included a loss of $22,779 on the forward contracts of nickel and a gain of $120,190 on change in fair value of currency forwards including a gain of $202,148 on settled currency forwards and a loss of $81,958 on unsettled currency forwards, as compared to a loss of $6,059 for the comparable period in 2010, which included a loss of $1,167 on settled currency forwards and a loss of $4,892 on unsettled currency forwards which was previously presented in other comprehensive income under cash flow hedge in 2010. The adjustment resulted in a reduction of $4,892 in the net profit for the three months ended September 30, 2010

We experienced a loss of $104,375 on investment in Springpower International, Inc for the three months ended September 30, 2011, as compared to $6,780 for the comparable period in 2010. After much evaluation of the technologies being developed by Springpower International, the company decided not to continue the investment due to its readiness for commercialization and waived all its holding shares according to the initial investment contract in the third quarter of 2011.

Interest expense was approximately $140,240 for the three months ended September 30, 2011, as compared to approximately $89,669 of interest expense for the comparable period in 2010. The fluctuation was primarily due to: 1) interest expense was $220,889 for the three months ended September 30, 2011, compared to $89,669 in the same period of 2010, increased as a result of higher borrowing levels and interest rate, we increased our borrowings by approximately $16.9 million in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010; 2) the Company considered that interest expenses should be capitalized as part of the cost of acquiring or constructing qualifying assets, and proposed adjustment to recognized approximately $80,649 which was occurred for the three months ended September 30, 2011 in construction in progress. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $239,831 for the three months ended September 30, 2011, as compared to approximately $84,657 for the three months ended September 30, 2010, an increase of 183.2%. The increase was due to an increase in sundry income of $99,425 and a $60,297 increase in government grants, which were partially offset by a $4,548 decrease in funds from a bank interest income.

During the three months ended September 30, 2011, we recorded a provision for income tax benefit of $73,683, as compared to income tax expense of $280,062 for the comparable period in 2010. The decrease was due to the net loss during this period.

Net loss for the three months ended September 30, 2011 was $665,635, compared to net income of $1.4 million for the comparable period in 2010.

Nine Months Ended September 30, 2011 and 2010

Net sales for the nine months ended September 30, 2011 were $84.8 million compared to $77 million for the nine months ended September 30, 2010, an increase of 10.1%.  The increase in net sales for the nine months ended September 30, 2011 over the nine months ended September 30, 2010 was primarily due to a 5% increase in the average selling price of our Ni-MH battery units, a 21% increase in the average selling price of our Li-ion battery units, and a 18% increase in the number of Li-ion battery units sold, which were partially offset by a 10% decrease in the number of Ni-MH battery units sold. In addition, revenue from our New Materials business increased to $16.5 million for the nine months ended September 30, 2011 from $12.6 million for the nine months ended September 30, 2010. Net sales during the nine months ended September 30, 2011 and 2010 also included $198,022 and $132,662 respectively, from the sale of battery seconds (waste materials), an increase of 49.3%.

Cost of sales consists of the cost of nickel and other rare earth materials.  Costs of sales were $72.1 million for the nine months ended September 30, 2011, as compared to $61.5 million for the comparable period in 2010.  As a percentage of net sales, cost of sales increased to 85.1% for the nine months ended September 30, 2011 compared to 79.8% for the comparable period in 2010.  This increase was mainly attributable to a 15.2% increase in the average price of our nickel battery units.

Gross profit for the nine months ended September 30, 2011 was $12.6 million, or 14.9% of net sales, compared to $15.5 million, or 20.2% of net sales, for the comparable period in 2010.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The decrease in our gross profit margin for the nine months ended September 30, 2011 is primarily due to a 12.5% increase in the average per unit cost of our Ni-MH batteries sold and a 12.1% increase in the average per unit cost of our Li-ion batteries sold.  In addition, revenue from our New Materials business increased to $16.5 million for the nine months ended September 30, 2011 from $10.4 million for the nine months ended September 30, 2010, which business has lower gross profit margins than our other business operations.

Selling and distribution costs were $3.7 million for the nine months ended September 30, 2011 compared to $3 million for the comparable period in 2010. The increase was primarily due to the expansion of our sales force.

General and administrative costs were $6.4 million, or 7.6% of net sales, for the nine months ended September 30, 2011, compared to $5.1 million, or 6.6% of net sales, for the comparable period in 2010. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.  The increase as a percentage of net sales was primarily due to increased labor costs.  Labor and personnel costs increased $1.1 million for the nine months ended September 30, 2011 as compared to the comparable period in 2010 due to staff and senior management increases for our newly-founded ICON subsidiary.

Research and development expenses were $2.3 million for the nine months ended September 30, 2011 as compared to approximately $1.3 million for the comparable period in 2010, an increase of 72%.  The increase was due to the expansion of our workforce to expand our research and development and management functions.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of approximately $657,582 and $481,405, respectively, in the nine months ended September 30, 2011 and 2010. The increase in the losses on exchange rate was due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

We experienced a loss on derivative instruments of approximately $136,786 in the nine months ended September 30, 2011, which included a loss of $717,383 on the forward contracts of nickel and a gain of $580,597 on change in fair value of currency forwards including a gain of $368,699 on settled currency forwards and a gain of $211,898 on unsettled currency forwards, as compared to a gain of $9,083 for the comparable period in 2010, which included a gain of $4,189 on the settled currency forwards and a gain of $4,894 on unsettled currency forwards which was previously presented in other comprehensive income under cash flow hedge. The adjustment resulted in an increase of $4,894 in the net income for the nine months ended 2010.

We experienced a loss of $108,346 on investment in Springpower International, Inc for the nine months ended September 30, 2011, as compared to $6,780 for the comparable period in 2010. After much evaluation of the technologies being developed by Springpower International, the company decided not to continue the investment due to its readiness for commercialization and waived all its holding shares according to the initial investment contract in the third quarter of 2011.

Interest expense was approximately $183,450 for the nine months ended September 30, 2011, as compared to approximately $257,113 of interest expense for the comparable period in 2010. The fluctuation was primarily due to: 1) interest expense was $607,203 for the nine months ended September 30, 2011, compared to $257,113 in the same period of 2010, increased as a result of higher borrowing levels and interest rate, we increased our borrowings by approximately $16 million in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010; 2) the Company considered that interest expenses should be capitalized as part of the cost of acquiring or constructing qualifying assets, and proposed adjustment to recognized approximately $423,753 in construction in progress as of September 30, 2011. The total adjusted amount was for the interest expenses occurred from 2008 to 2011, of which $241,947 was occurred for the nine months ended September 30, 2011, and $181,806 was for the prior periods. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income and sundry income, was approximately $458,086 for the nine months ended September 30, 2011, as compared to approximately $282,701 for the nine months ended September 30, 2010, an increase of 62.0%. The increase was due to a $90,323 increase in government grants, an increase in bank interest income of $1,160 and an $83,902 increase in sundry income.

During the nine months ended September 30, 2011, we recorded a provision for income taxes of $69,095, as compared to $1,020,055 for the comparable period in 2010. The decrease was due to the Company’s net loss during this period.

Net loss for the nine months ended September 30, 2011 was $414,960, as compared to net income of $4.6 million for the comparable period in 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $8.2 million as of September 30, 2011, as compared to $8.5 million as of December 31, 2010. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of September 30, 2011, we had in place general banking facilities with nine financial institutions aggregating $89.9 million. The maturity of these facilities is generally less than two years. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of September 30, 2011, we had utilized approximately $38.6 million under such general credit facilities and had available unused credit facilities of $51.3 million.

For the nine months ended September 30, 2011, net cash used in operating activities was approximately $894,251, as compared to net cash provided by operating activities of $1.7 million for the comparable period in 2010. The net cash provided by operating activities is primarily attributable to the net loss for the nine months ended September 30, 2011 and a $1.8 million decrease in accounts receivable, a $4.5 million decrease in prepayments and other receivables due to prepayment to suppliers for entering into long term contracts to lock in raw material prices, a $1.5 million increase in inventories, a $3.5 million increase in accounts payables and a $1.0 million decrease in income tax payable.

Net cash used in investing activities was $5.2 million for the nine months ended September 30, 2011 compared to $4.4 million for the comparable period in 2010. The increase of cash used in investing activities was primarily attributable to an increase in the ongoing construction of our Huizhou production facilities and the acquisition of new equipment over the respective periods.

Net cash provided by financing activities was $5.7 million during the nine months ended September 30, 2011, as compared to net cash provided by financing activities of $4.8 million for the nine months ended September 30, 2010.  The increase in net cash provided by financing activities for the first nine months of 2011 was primarily attributable to a net cash inflow of $5.4 million in bank borrowings from $12.7 million proceeds net by $7.3 million repayments, net cash inflow of $7.9 million in notes payable from $24.7 million proceeds net by $16.8 million repayments, and net cash inflow of $1.6 million in letter of credit from $3.0 million proceeds net by $1.4 million repayments, and net cash outflow of $9.2 million in restricted cash.

For the nine months ended September 30, 2011 and 2010, our inventory turnover was 6.5 times and 5.1 times, respectively. The average days outstanding of our accounts receivable at September 30, 2011was 72 days, as compared to 70 days at September 30, 2010. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  Total contributions to the funds were approximately $159,758 and $233,955 in the three months ended September 30, 2011 and 2010, respectively, and $562,074 and $501,955 in the nine months ended September 30, 2010 and 2009, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

The use of working capital is primarily for the maintenance of our accounts receivable and inventory. We provide our major customers with payment terms ranging from 30 to 75 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We use two methods to support our working capital needs: (i) paying our suppliers under payment terms ranging from 30 to 60 days; and (ii) using short-term bank loans. We use our accounts receivable as collateral for our loans. Upon receiving payment for our accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient working capital.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued ASU 2010-13, Compensation - Stock Compensation (ACS Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The adoption does not have any impact on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

Except for the ASUs above, in the first nine months ended September 30, 2011, the FASB has issued ASU No. 2011-01 through ASU 2011-09, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of contract receivables by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 73% of our sales are made in U.S. Dollars. During the nine months ended September 30, 2011, the exchange rate of the RMB to the U.S. Dollar has appreciated 6.3% from the level as of December 31, 2010.  A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. On September 30, 2011, the Company had a series of currency forwards totaling a notional amount $25.5 million expiring from July 2011 to January 2012.  The terms of these derivative contracts are generally for 12 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2011.

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

While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and that have limited trading volumes are susceptible to higher volatility levels than U.S. domestic large-cap stocks, and can be particularly vulnerable to such short attacks.

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

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

  None.

Item 3.   Default Upon Senior Securities

  None.

Item 4.   Removed and Reserved.

Item 5.   Other Information

On August 29, 2011, Hong Kong Highpower Technology Company Limited entered into banking facilities with Wing Lung Bank  Limited  with  facility limits of  USD2,600,000 and HKD20,000,000 (USD2,566,109) ,with terms of seven months and one year, respectively. For the term loan USD2,600,000, the interest rate is 1.1% per annum above London Interbank Offered Rate, and for the term loan HKD20,000,000, the interest rate is 3% per annum above Hong Kong Interbank Offered Rate. The lender reserves the right to charge default interest (as well as after judgment) 7%, over London Interbank Offered Rate or Hong Kong Interbank Offered Rate, on a day to day basis on any sum which is not paid when due. The following events constitute an event of default under the contract: Hong Kong Highpower’s non-payment or failure to comply with any other obligations subject to agreed remedy periods if capable of remedy; Hong Kong Highpower’s misrepresentation , cross default or solvency and analogous events; Hong Kong Highpower’s failure to maintain the ownership of borrower, unlawfulness, repudiation or material adverse change.

On August 1, 2011, Shenzhen Highpower Technology Company Limited entered into a credit facility agreement with Industrial and Commercial Bank of China Shenzhen Henggang branch in the amount of RMB60,000,000 (USD9,316,914) including RMB20,000,000(USD3,105,638) current funds with interest rate of benchmark lending rate plus floating rate up to 15% above, and the rest RMB40,000,000 (USD6,211,276) bank draft with no interest. The one-year loan is guaranteed by Hong Kong Highpower Technology Company Limited, Springpower Technology (Shenzhen) Company Limited and the Company’s CEO Mr. Dangyu Pan. The following events constitute an event of default under the contract: Borrower’s failure to repay principal and interest and other accounts payables; the occurrence of adverse change to the lender and the borrower can’t provide other guarantors; borrower’s non-payment of debt or failure to perform other obligations; borrower’s adverse changes in financial position that may endanger the lender’s claim; borrower enter into major legal proceedings or subject to administrative penalties; borrower has or may go into liquidation or bankruptcy; major abnormal change in  investors or management etc. In the event of any breach of the contract, the bank has the right to ask for rectification and claim related losses.

Item 6. Exhibits

(a)          Exhibits

Exhibit Number	Description of Document

10.1	Bank loan contract dated August 29, 2011 by and between Wing Lung Bank and Hong Kong Highpower Technology Company Limited. (translated to English).
10.2
Bank loan contract dated August 1, 2011 by and between China Industrial and Commercial Bank Ltd. Shenzhen Henggang Sub-branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee agreements (translated to English).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Highpower International, Inc.

Dated: November 12, 2011		/s/ Dan Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)