Form 10-K
period 2011-12-31
Highpower International, Inc.
filed 2012-03-30
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2011 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $13.1 million.

There were 13,582,106 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 25, 2012. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ.”

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

HIGHPOWER INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

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

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transactions. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

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

ii

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1.	BUSINESS

With respect to this discussion, the terms, “the Company” “Highpower” “we,” “us,” or “our” refer to Highpower International, Inc., and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Highpower Energy Technology (Hui Zhou) Company Limited (“HZ Highpower”), Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”) and Icon Energy System Company Limited (“ICON”) and SZ Highpower’s wholly owned subsidiary Ganzhou Highpower Technology Company Limited (“Ganzhou Highpower”). Highpower and its subsidiaries are collectively referred to as the “Company”.

Corporate Information

Highpower International, Inc. was incorporated in the state of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire. HKHTC was incorporated in Hong Kong on July 4, 2003 and organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries. And other subsidiaries were incorporated in the People’s Republic of China (“PRC”).

On March 22, 2010, the Company acquired 40% of the share capital of Springpower International, Inc. (“Springpower International”), an intellectual property development company operating in Canada. The Company entered into a Shareholders’ Agreement with the other shareholders of Springpower International pursuant to which it was required to make three payments of CA$150,000 each to Springpower International within thirty days of each of March 22, 2010, March 22, 2011 and March 22, 2012. The Company paid the first installment of CA$150,000 prior to its due date of April 22, 2010. Pursuant to the agreement, if the Company failed to make any of the payments when required and could not locate another investor to take over its obligation to make the payments within 90 days after the due date of any missed payment, its shares of Springpower International would be canceled. After careful evaluation of the technologies being developed by Springpower International and their readiness for commercialization, we decided to terminate our investment in Springpower International. We did not make the payment required within 30 days of March 22, 2011 and did not find a successor within the 90 days period after such payment’s due date. Our shares of Springpower International were effectively canceled and we recognized a write off of the investment in September 2011.

On April 2, 2011, the Company invested $1,000,000 in ICON, a wholly-owned subsidiary of HKHTC. ICON researches and produces advanced battery packs and systems. ICON commenced production operations in July 2011.

SZ Highpower manufactures Nickel Metal Hydride (“Ni-MH”) batteries for both consumer and industrial applications. The Company has developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enable us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. In 2008, we commenced manufacturing two lines of Lithium-ion (“Li-ion”) and Lithium polymer rechargeable batteries through SZ Springpower for higher-end, high-performance applications, such as laptops, digital cameras and wireless communication products. Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

The Company employs a broad network of salespersons in China and Hong Kong, which targets key customers by arranging in-person sales presentations and providing after-sales services. The sales staff works with our customers to better address customers’ needs.

In 2010, we began a new materials business in which we buy and resell certain raw materials related to our battery manufacturing operations. This new materials business generates revenue and income and helps us understand our raw material supply chain and processing, control our raw material costs and ensure that we have a steady supply of raw materials for battery manufacturing operations to reduce our reliance on external suppliers

Industry

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

The initial technology for rechargeable batteries was nickel cadmium (“Ni-Cad”). Ni-Cad batteries are offered in a variety of sizes and shapes but suffer from low energy density and low cycle life. In addition, disposal of Ni-Cad batteries poses serious environmental and liability issues due to the high toxicity level of cadmium. To meet the demand for higher performing rechargeable batteries, nickel-metal hydride (“Ni-MH”) batteries were developed. Electrically, Ni-MH batteries are similar to the Ni-Cad counterparts but utilize a hydrogen-absorbing alloy instead of cadmium. High capacity Ni-MH batteries can replace Ni-Cad batteries in many devices because they operate on the same voltage and possess similar power and fast charge capabilities, while offering the advantage of greater energy density. In devices such as power tools, electric toys, personal portable electronic devices and hybrid electric vehicles, Ni-MH batteries optimize equipment performance. Ni-MH batteries have several advantages including:

—	High capacity - Because of the use of hydrogen as a cathode material, Ni-MH batteries have up to a 40 percent longer service life than ordinary Ni-Cad batteries of equivalent size.

—	Long cycle life - Up to 1,000 charge/discharge cycles.

—	No memory effect - Ni-Cad batteries suffer from a memory effect - when charging, the user must ensure that they are totally flat first, otherwise they ‘remember’ how much charge they used to have and die much quicker. Ni-MH batteries have a negligible memory effect, making charging quicker and more convenient.

—	Performs at extreme temperatures - Capable of operation on discharge from -20°C to 50°C (-4°F to 122 ° F) and charge from 0 ° C to 45 ° C (32 ° F to 113 º F).

—	Environmentally friendly - Zero percent cadmium or other toxic chemicals such as mercury.

—	Cost efficiency - Rechargeable Ni-MH batteries are substantially less expensive than rechargeable lithium batteries.

The first rechargeable lithium batteries were commercialized in 1991. Rechargeable lithium batteries are produced as cylindrical lithium-ion or prismatic lithium-polymer batteries. The energy density of lithium is typically twice that of the standard nickel-cadmium. Lithium batteries are low maintenance, with no memory effect and no scheduled cycling required to prolong battery life. In addition, the self-discharge is less than half compared to nickel-cadmium, making lithium well suited for modern applications, such as power tools, electric bicycles, laptops, LED lights, portable medical devices, digital cameras, MP3 players, and electric vehicles.

Despite its overall advantages, lithium battery technology has limitations that include fragility, safety, aging, capacity deterioration and higher manufacturing cost. Manufacturers are constantly working to improve lithium battery technology with new and enhanced chemical combinations. Lithium batteries have several advantages including:

—	High capacity— Up to 100% higher energy density compared to standard nickel-cadmium batteries.

—	Low self-discharge— Self-discharge can be less than half that of nickel-based batteries.

—	Low maintenance — No periodic discharge is needed and there is no memory effect. Specialty cells can provide very high current to applications such as power tools.

—	Flexible form factor— Prismatic lithium polymer batteries can be produced in a wide variety of form factors for different products and applications.

Lithium batteries also have several limitations:

—	Requires protection circuit to maintain voltage and current within safe limits.

—	Poses safety issues due to the more-active characteristics of its basic materials.

—	Subject to aging when not in use - storage in a cool place at 40% charge reduces the aging effect.

—	Transportation restrictions - shipment of larger quantities may be subject to regulatory control.

—	Manufacturing cost is approximately 40% greater than nickel-cadmium.

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

Competitive Strengths

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

Experienced management team

Our senior management team has extensive business and industry experience. Our Chairman and Chief Executive Officer, Mr. Dang Yu Pan, has over 15 years of experience in China’s battery industry. Our Chief Technology Officer, Mr. Wen Liang Li, has over 21 years of research experience in advanced battery technologies and products. Additionally, other members of our senior management team have significant experience with respect to other key aspects of our operations, including product design, manufacturing, and sales and marketing.

Market position

Since the Company’s inception, it has primarily focus on the research, development and manufacture of Ni-MH battery cells. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our products, reduce costs, and keep pace with evolving industry standards. Our Ni-MH rechargeable batteries have been developed to respond to a number of specific market requirements such as recyclability, high power, high energy density, long life, low cost and other important characteristics for consumer and industrial applications. They are suitable for almost all applications where high currents and deep discharges are required.  HKHTC’s wholly-owned subsidiary, SZ Springpower, is a company that specializes in the research, manufacturing and marketing of lithium rechargeable batteries and started lithium battery manufacturing operations in 2008. Our lithium battery business has been growing rapidly and we expect it will continue to grow as we gain more industry knowledge and acquire more customers. It has become a more and more important segment of our operations, with net sales of lithium batteries accounting for 20.5% of net sales in 2011, up from 16.3% of our net sales in 2010.

Well-established distribution channels

We sell our products to original equipment manufacturers and a well-established network of distributors and resellers, which allows us to penetrate customer markets worldwide. Our relationship with many distributors extends from inception in 2001. We also continue to screen and identify our strongest customers in each distribution channel and to focus our sales efforts towards the largest distributors and resellers in the fastest growing industries, such as the mobile internet device, electric bicycle and electric scooter industries.

Proven product manufacturing capabilities

We selectively use automation in our manufacturing process to ensure a high uniformity and precision in our products while maintaining our cost-competitiveness. We use automated machinery in key stages of the manufacturing process while using manual labor for other stages to take advantage of the availability of low-cost, skilled labor in China. We have received several accreditations, including the International Organization for Standardization (ISO) 9001: 2000, ISO 14001, Conformity Europende (CE) and Underwriters Laboratories Inc. (UL) that attest to our quality management requirements, manufacturing safety, controls, procedures and environmental performance.

Customer service expertise

We work closely with our major customers in order to ensure high levels of customer satisfaction. To provide superior service and foster customer trust and loyalty, we offer flexible delivery methods and product feedback opportunities to our customers. The Company provides the sales representatives and marketing personnel with extensive training including necessary skills in answering product and service-related questions, proactively introducing potential customers about our products, and promptly responding to customer inquiries.

Our Strategy

Our goal is to become a global leader in the development and manufacture of rechargeable battery products. We intend to achieve this goal by implementing the following strategies:

Continue to pursue cost-effective opportunities

Our operating model, coupled with our modern manufacturing processes, has resulted in economies of scale, a low cost structure, and an ability to respond rapidly to customer demands. We intend to achieve greater cost-effectiveness by expanding production capacity, increasing productivity and efficiency and seeking to lower the unit cost of products through the use of advanced technologies.

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

Expand existing and new product offerings

Since the commencement of battery operations in 2001, we have expanded our product offerings to multiple product lines, which include in each product line batteries of varying sizes, capacities and voltages. We intend to expand our existing lines of both Ni-MH and lithium batteries for use in other applications, such as energy storage systems, hybrid-electric cars, pure electric vehicles, and devote resources to the development of higher-end and higher-performance applications requiring higher ampere hour batteries.

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

In 2009, we completed the construction and build-out of several production lines for the development and manufacturing of a range of lithium rechargeable batteries and products. We produce Li-ion batteries and Li-polymer batteries with hundreds of different models and specifications. Currently, we produce an average of 1,520,000 lithium battery units per month.

We produce an extensive line of batteries falling into two main categories:

—	Consumer Batteries – Relative to ordinary Ni-Cad rechargeable batteries, as well as their non-rechargeable counterparts, our Ni-MH and lithium batteries offer higher power capacity allowing for longer working time and shortened charging time during equivalent working periods. We produce A, AA and AAA sized batteries in blister packing as well as chargers and battery packs.

—	Industrial Batteries – These batteries are designed for electric bikes, power tools and electric toys. They are specifically designed for high-drain discharge applications possessing low internal resistance, more power, and longer discharging time.

We also recycle scrap battery materials through outsourcing and resell the recycled materials to some of our customers. We are currently testing this market and anticipate expanding our battery recycling operations in the future.

Net sales for each of our product categories as a percentage of net sales are set forth below:

	Year Ended December 31,
	2011	2010
Ni-MH Batteries	63.7%	71.6%
Lithium Batteries	20.5%	16.3%
Materials	15.8%	12.1%
	100.0%	100.0%

Supply of Raw Materials

The cost of the raw materials used in our rechargeable batteries is a key factor in the pricing of our products. We purchase materials in volume, which allows us to negotiate better pricing with our suppliers. Our purchasing department locates eligible suppliers of raw materials, striving to use only those suppliers who have previously demonstrated quality control and reliability.

Currently, we purchase raw materials, consisted primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan. For lithium batteries, we purchase raw materials consisted primarily of LiCoO 2, graphite, electrolyte and tab. We believe that the raw materials and components used in manufacturing rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials, such as nickel, are available from a limited number of suppliers. Our top three suppliers of nickel account for 43% of our nickel supply. Our top three suppliers of lithium account for approximately 40% of our lithium supply. Presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future. Our top suppliers include Jinchuan Group, Baotou Santoku Battery Materials Co. Ltd., and Tianjin B&M Science & Technology, Ltd.

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

We monitor quality and reliability in accordance with the requirements of QSR, or Quality System Review, and ISO 9001 systems. We have received European Union’s CE attestation, UL authentication, ISO 9001:2008 and ISO 14001 certification. We have passed stringent quality reviews and thus obtained OEM qualifications from various domestic cellular phone brand names. With strong technological capabilities and use of automated equipment for core aspects of the manufacturing process, we believe our product quality meets or even exceeds in certain key aspects international industry standards.

Manufacturing

The manufacture of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of manufacturing. We have a large-scale active production base of 44,346 square meters (not including our new 126,605 square meter facility in Huizhou currently under construction), a dedicated design, sales and marketing team, and approximately 3,200 company-trained employees. We use automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor. We intend to further improve our automated production lines and strive to continue investing in manufacturing infrastructures to further increase our manufacturing capacity, which help us control the unit cost of products.

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

In October 2008, we commenced construction of our new manufacturing factory in Huizhou, Guangdong Province, PRC. The new factory will house a substantial part of both the Ni-MH and lithium battery production for the Company and be equipped with more automated production lines. The new factory’s production capacity will be approximately two to three times that of our current production facility in Shenzhen. We expect that construction on the factory will be completed in the second quarter of 2012 and that we will begin operations in the factory in June 2012. We will continue to operate production operations in our current rented factories located in Shenzhen after the completion of the new factory.

Our Ni-MH facility currently produces approximately 10 million to 11 million battery units per month and our lithium facility produces approximately 0.8 million to 1.3 million units per month. We are also planning for moderate manufacturing capacity growth of approximately 30-40% for the lithium battery segment in the next 12 months.

Major Customers

During the years ended December 31, 2011 and 2010, approximately 37.9% and 41.3% of our net sales were generated from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the years ended December 31, 2011 and 2010, one major customer, Energizer Battery Manufacturing, Inc., accounted for 19.7% and 24.5%, respectively, of our net revenues. No other customer accounted for more than 10% of net revenues during 2011and 2010.  As of December 31, 2011, we had two customers who represented 19.7% and 6.3%, respectively, of our accounts receivable as of that date.  As of December 31, 2010 we had two customers who represented 24.5% and 5.3%, respectively, of our accounts receivable as of that date.

Sales and Marketing

We have a broad sales network of approximately 126 sales and marketing staff in China and have one branch office in Hong Kong. Our sales staff in each of our offices targets key customers by arranging in-person sales presentations and providing after-sales services. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We offer different price incentives to encourage large-volume and long-term customers.

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

Net sales based on the location of our customers as a percentage of net sales is set forth below:

	Year Ended December 31,
	2011	2010
China and Hong Kong	51.9%	55.6%
Europe	27.3	26.6
North America	13.1	11.4
Asia	7.3	5.7
South America, Africa and Others	0.4	0.7
Total	100.0%	100.0%

While the largest portion of our sales are made to customers in China and Hong Kong, our battery products are integrated in various devices and end-user products and distributed worldwide, with approximately 51.9% of our products distributed to Hong Kong and China, 27.3% to Europe, 13.1% to the United States, and 7.7% to other markets in 2011.

We engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We also advertise in industry journals and magazines and through the Internet to market our products. We believe these activities help in promoting our products and brand name among key industry participants.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH-based technology by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies such as the line of rechargeable lithium batteries we are currently developing for higher-end, high performance applications. Our research and development center is currently staffed with over 126 research and development technicians who overlook our techniques department, product development department, material analysis lab, and performance testing lab. These departments work together to research new material and techniques, test battery performance, inspect products and to test performance of machines used in the manufacturing process.

For the years ended December 31, 2011 and 2010 we expended $3,239,436 and $1,781,813, respectively, in research and development.

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

Competition

We face competition from many other battery manufacturers, some of which have significantly greater name recognition and financial, technical, manufacturing, personnel and other resources than we have. We compete against other Ni-MH and lithium battery producers, as well as manufacturers of other rechargeable and non-rechargeable batteries. The main types of rechargeable batteries currently on the market include: lead-acid; nickel-cadmium; nickel metal hydride; liquid lithium-ion and lithium-ion polymer. Competition is typically based on design, quality, reliability, and performance. The technology behind Ni-MH rechargeable batteries has consistently improved over time and we continue to enhance our products to meet the competitive threats from its competitors. Our primary competitors in the Ni-MH battery market or other similar competing rechargeable battery products include SANYO Electric Co., Ltd. Global, Matsushita Industrial Co., Ltd. (Panasonic), BYD Company Ltd., GPI International, Ltd., and GS Yuasa Corporation. Our primary competitors in the lithium battery market or other similar competing rechargeable battery products include Desay Corp., Coslight Group, Tianjin Lishen Battery Co. Ltd., and ATL.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We currently hold 29 patents in China and have 55 patent applications pending in China. We also have two registered trademarks in China, which include “HFR” and its Chinese equivalent.

SZ Highpower entered into a license agreement with Ovonic Battery Company, Inc. (“Ovonic”), which was later renewed, under which Ovonic granted SZ Highpower (1) a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic to manufacture Ni-MH batteries for portable consumer applications (“Consumer Batteries”) in the PRC and (2) a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. The renewed agreement will remain in effect until the licensed patents under the agreement expire in 2013. Pursuant to the renewed agreement, SZ Highpower paid a license fee approximately $0.3 million to Ovonic based on gross sales of Consumer Batteries in 2011.

We also rely on unpatented technologies to protect the proprietary nature of our product and manufacturing processes. We require that our management team and key employees enter into confidentiality agreements that require the employees to assign the rights to any inventions developed by them during the course of their employment with us. The confidentiality agreements include noncompetition and non-solicitation provisions that remain effective during the course of employment and for periods following termination of employment, which vary depending on position and location of the employees.

PRC Government Regulations

Business License

Any company that conducts business in the PRC must have a business license that covers the scope of the business in which such company is engaged. We conduct our business through our operating subsidiaries, SZ Highpower, SZ Springpower, Ganzhou Highpower and ICON, and each of our operating subsidiaries holds a business license that covers its present business. Prior to expanding our business beyond the scope covered by our business licenses, we are required to apply and receive approvals from the relevant PRC authorities (if applicable, based on the new business in which we intend to engage) and conduct modification registration formalities with the competent administration of industry and commerce. Companies that operate outside the scope of their licenses can be subjected to a fine of not more than RMB20,000 if such operations do not violate the PRC Criminal Law, or a fine of not less than RMB20,000 but no more than RMB200,000 if such operations violate the PRC Criminal Law, or a fine of not less than RMB50,000 but not more than RMB500,000 if the such operations harm human health, have serious hidden hazards to safety, threaten public safety or destroy environmental resources. Other penalties can include disgorgement of income and being ordered to cease operations.

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

We constructed our manufacturing facilities with the PRC’s environmental laws and requirements in mind. We currently outsource the disposal of solid waste to a third party-contractor. In 2011, we renewed our environmental permit, which expired in December 2011, from the Shenzhen Environment Protection Bureau Longgang Bureau covering our manufacturing operations and providing for an annual output limit of Ni-MH rechargeable batteries. Our new permit, which expires on December 31, 2012, does not include one of our current premises at our manufacturing facility. Although we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in one of our older permits, we do not expect to exceed the approved annual output limit set forth in our new permit. If we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection, which indicate that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We have committed significant attention and efforts to quality and environmental protection during our production process. In November 2010, we received a Clean Production Award from the Guangdong Economic and Information Commission and Environmental Bureau of Hong Kong. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws. To date, our cost of compliance with PRC environmental laws and regulations has been insignificant. We do not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect our business operations; however, there can be no assurances of future events or changes in laws, or the interpretation of laws, governing our industry. Failure to comply with PRC environmental protection laws and regulations may subject us to fines up to RMB1,000,000, the exact amount of which is determined on a case by case basis, or disrupt our operations and the construction of our new facility, result in the shutdown of our operations temporarily or permanently, which may materially and adversely affect our business, results of operations and financial condition.

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $79,353.

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

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. The Catalogue divides industries into three categories: encouraged, restricted and prohibited. An industry not listed in the Catalogue is generally open to foreign investment unless it is specifically restricted by other PRC regulations. In addition, the establishment of wholly foreign-owned enterprises is generally permitted in most industries except for the restricted industries which are listed in the Catalogue or restricted by other government regulations (which are subject to governmental approvals) and industries prohibited from foreign investments. Pursuant to the currently effective Catalogue (2007 version) and other PRC regulations, the business scope of SZ Highpower, SZ Springpower, HZ Highpower, Ganzhou Highpower and ICON as indicated on their business licenses does not fall within the restricted or prohibited industries and is not restricted by other PRC regulations and, therefore, HKHTC is permitted to invest in SZ Highpower, SZ Springpower, HZ Highpower and ICON in the form of a wholly foreign-owned enterprise.

Employees

On December 31, 2011, we had approximately 3,200 employees, and all of them are employed full-time. There are no collective bargaining contracts covering any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

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

The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within anticipated timeframes, if at all. Our failure to technologically evolve and/or develop new or enhanced products may cause us to lose competitiveness in the battery market and may cause our profits to decline. In addition, in order to compete effectively in the battery industry, we must be able to launch new products to meet our customers’ demands in a timely manner. However, we cannot provide assurance that we will be able to install and certify any equipment needed to produce new products in a timely manner, or that the transitioning of our manufacturing facility and resources to full production under any new product programs will not impact production rates or other operational efficiency measures at our manufacturing facility. In addition, new product introductions and applications are risky, and may suffer from a lack of market acceptance, delay in related product development and failure of new products to operate properly. Any failure by us successfully to launch new products, or a failure by our customers to accept such products, could adversely affect our operating results.

We have historically depended on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 37.9% and 41.3% of our net sales for the years ended December 31, 2011 and 2010, respectively. One customer, Energizer Battery Manufacturing, Inc., accounted for 19.7% and 24.5% of our net revenues for the years ended December 31, 2011 and 2010, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

A substantial portion of our working capital consists of accounts receivable from customers. Two customers represented an aggregate of 26% of our accounts receivable as of December 31, 2011. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

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

Our principal raw material is nickel, which is available from a limited number of suppliers in China. The price of nickel was volatile during 2010 and 2011 and could be volatile again. The price of nickel rose 31% from January 2010 to December 2010 and 32% from January 2011 to December 2011. The prices of nickel and other raw materials used to make our batteries increase and decrease due to factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs or problems, competition, import duties, tariffs, energy costs, currency exchange rates and those other factors described under “Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.” In an environment of increasing prices for nickel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

Our operations would be materially adversely affected if third-party carriers were unable to transport our products on a timely basis.

All of our products are shipped through third party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers. If adequate third party sources to ship our products are unavailable at any time, our business would be materially adversely affected.

We may not be able to increase our manufacturing output in order to maintain our competitiveness in the battery industry.

We believe that our ability to provide cost-effective products represents a significant competitive advantage over our competitors. In order to continue providing such cost-effective products, we must maximize the efficiency of our production processes and increase our manufacturing output to a level that will enable us to reduce the unit production cost of our products. Our ability to increase our manufacturing output is subject to certain significant limitations, including:

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

If we are not able to increase our manufacturing output and reduce our unit production costs, we may be unable to maintain our competitive position in the battery industry. Moreover, even if expand our manufacturing output, we may not be able to generate sufficient customer demand for our products to support our increased production output.

The market for our products and services is very competitive and, if we cannot effectively compete, our business will be harmed.

The market for our products and services is very competitive and subject to rapid technological change. Many of our competitors are larger and have significantly greater assets, name recognition and financial, personnel and other resources than we have. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. We cannot assure that we will be able to maintain or increase our market share against the emergence of these or other sources of competition. Failure to maintain and enhance our competitive position could materially adversely affect our business and prospects.

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

Our batteries, especially lithium batteries, can pose certain safety risks, including the risk of fire. While we implement stringent safety procedures at all stages of battery production that minimize such risks, accidents may still occur. Any accident, regardless of where it occurs, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damages.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has lifted our operating costs, which we have not always been able to pass on to our customers. In addition, under the new law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment-related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

We cannot guarantee the protection of our intellectual property rights and if infringement of our intellectual property rights occurs, including counterfeiting of our products, our reputation and business may be adversely affected.

To protect the reputation of our products, we have sought to file or register intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2011, we have registered two trademarks as used on our battery products, one in English and the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 31, 2011, we held 29 Chinese patents and had 55 Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Rapid technological developments in the battery industry and the competitive nature of the battery products market make the patent position of battery manufacturers subject to numerous uncertainties related to complex legal and factual issues. Consequently, although we either own or hold licenses to certain patents in the PRC, and are currently processing several additional patent applications in the PRC, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, or circumvented, or that any rights granted thereunder will not provide us adequate protection. As a result, we may be required to participate in interference or infringement proceedings to determine the priority of certain inventions or may be required to commence litigation to protect our rights, which could result in substantial costs. Further, other parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we were to become involved in such litigation, it could consume a substantial portion of our time and resources. Also, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

We rely on trade secret protections through confidentiality agreements with our employees, customers and other parties; the breach of such agreements could adversely affect our business and results of operations.

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

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2011, we had approximately 3,200 full-time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

We are expanding sales of our products into new and existing international markets including developing and developed countries, such as Japan, Russia, India, Turkey and Brazil. These markets are untested for our products and we face risks in expanding the business overseas, which include differences in regulatory product testing requirements, intellectual property protection (including patents and trademarks), taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions.

Our expansion into the Lithium battery business is subject to substantial risks, which could result in a material adverse effect on our results of operations.

In September 2008, we completed the construction and build-out of two production lines for the development and manufacturing of a range of lithium rechargeable batteries and products. We have limited experience in the development and production of lithium batteries, and due to this inexperience, we may be unable to manufacture lithium battery products in the time frame and amounts expected or may be unable to successfully commercialize our lithium products. The lithium ion battery market is competitive and risky and we are unsure whether our lithium products will gain market acceptance. We are competing against numerous competitors with greater financial resources than us, and due to the difficulties of entry into these markets, we may be unsuccessful and not be able to complete in the lithium battery industry.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations, including the financing of the construction of our new manufacturing facility, might be impaired. Without sufficient liquidity, we may be forced to curtail our operations and our planned expansion of our new lithium battery line and construction of our new manufacturing facility. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. The current tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our products and could result in a decrease in or cancellation of orders for our products. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in the future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	Vulnerability of our business to a general economic downturn in China;

•	Fluctuation and unpredictability of costs related to the raw materials used to manufacture our products;

•	Seasonality of our business;

•	Changes in the laws of the PRC that affect our operations;

•	Competition from our competitors; and

•	Our ability to obtain necessary government certifications and/or licenses to conduct our business.

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

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without advance notice.

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

Our principal operating subsidiaries, SZ Highpower and SZ Springpower are considered foreign invested enterprises under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	Levying fines;

•	Revoking our business license, other licenses or authorities;

•	Requiring that we restructure our ownership or operations; and

•	Requiring that we discontinue any portion or all of our business.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiaries, SZ Highpower and SZ Springpower, are wholly foreign-owned enterprises, commonly known as WFOEs. A WFOE can only conduct business within its approved business scope, which appears on the business license since its inception. Our license permits us to design, manufacture, sell and market battery products throughout the PRC. Any amendment to the scope of our business requires further application and government approval. Prior to expanding our business and engaging in activities that are not covered by our current business licenses, we are required to apply and receive approval from the relevant PRC government authorities. In order for us to expand business beyond the scope of our license, we will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. PRC authorities, which have discretion over business licenses, may reject our request to expand the scope of our business licenses to include our planned areas of expansion. We will be prohibited from engaging in any activities that the PRC authorities do not approve in our expanded business licenses. Companies that operate outside the scope of their licenses can be subjected to fines, disgorgement of income and ordered to cease operations. Our business and results of operations may be materially and adversely affected if we are unable to obtain the necessary government approval for expanded business licenses that cover any areas in which we wish to expand.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations in China that require us to obtain environmental permits for our battery manufacturing operations. We renewed environmental permit from the Shenzhen Environment Protection Bureau Longgang Sub-bureau (the “Bureau”) covering our manufacturing operations that expires on December 31, 2012. Historically, under a previous permit which expired in September 2007, we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in the permit. Although we do not currently exceed the approved annual output limits under the new permit, we cannot guarantee that this will be the case. Additionally, our current permit does not cover one of our existing premises at our manufacturing facility. If we fail to comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

To the extent we ship our products outside of the PRC, or to the extent our products are used in products sold outside of the PRC, they may be affected by the following: The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO), and corresponding International Air Transport Association (IATA), Pipeline & Hazardous Materials Safety Administration (PHMSA), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (IMDG), and in the PRC by General Administration of Civil Aviation of China and Maritime Safety Administration of People’s Republic of China. These regulations are based on the United Nations (UN) Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and 2004, and additional regulations went into effect on October 1, 2009. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current PRC and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits. Additionally, these regulations may change in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make capital and other expenditures to comply with environmental requirements.

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

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any PRC resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Most of our PRC resident stockholders, as defined in the SAFE notice, have not registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in HKHTC. Because of uncertainty of how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, SZ Highpower’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. Failure by our PRC resident beneficial holders could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Shenzhen Highpower’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Highpower’s PRC counsel, Zhong Lun Law Firm has advised us that because we completed our onshore-to-offshore restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our common stock does not require CSRC approval.

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

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificates. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We acquired approximately 126,605 square meters of land equity in Huizhou, Guangdong, China from the Huizhou State-Owned Land Resource in 2007, upon which we began constructing our new manufacturing facility. Besides the land use rights in Huizhou, we rely on the land use rights of our landlords for other facilities, and the loss of our own land use rights or our landlords’ land use rights would require us to identify and relocate our operations, which could have a material adverse effect on our financial condition and results of operations. Any loss of this land use right would require us to identify and relocate our manufacturing and other facilities, which could have a material adverse effect on our financial condition and results of operations.

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

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer (“Circular 698”) that was released in December 2009 with retroactive effect from January 1, 2008.

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

There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. According to the National Bureau of Statistics of China, China’s Consumer Price Index increased to 4.5% in February 2012. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay suppliers, employees and other creditors, we may be unable to continue in business.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. In 2008, we adopted the Highpower International, Inc. 2008 Omnibus Incentive Plan (the “Plan”) under which we make option grants and other equity awards to our officers, directors and other eligible participants under the plan. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that the Plan is subject to Circular 78, failure to comply with such provisions may subject us and participants of the Plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.  In January and September 2011, we granted options to several executive officers and managers. We are in the process of complying with the relevant regulations and assuring that our grantees comply with their individual registration requirements.

We have enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and its profitability to decline.

Our operating subsidiary, SZ Highpower, enjoyed preferential tax concessions in the PRC, which were only granted to high-technology enterprises operating in the Shenzhen Special Economic Zone. From 2005 to 2007, SZ Highpower enjoyed a preferential income tax rate of 7.5% due to its status as a new business and high-tech enterprise status from the Shenzhen level. That status expired on December 31, 2007. In 2008, SZ Highpower received the National High-technology Enterprise status, and then enjoyed a preferential tax rate of 15%. This status expired on December 31, 2011, and we are in the process of renewing the 15% preferential tax rate for SZ Highpower for the next three-year cycle. Our subsidiary, SZ Springpower, is currently in the 25% tax bracket. It will be eligible to apply for the hi-tech enterprise status in order to receive a preferential tax rate of 15% when it reaches profitability, which is expected to occur in 2012. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, which became effective on January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and canceled several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which the tax rate gradually increased starting in 2008 and will be equal to the new 25% tax rate at the end of the transition period. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments could increase our tax liabilities and reduce net income.

Under the New EIT Law, Highpower International and HKHTC may be classified as “resident enterprises” of China for tax purpose, which may subject Highpower International and HKHTC to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as Highpower International and HKHTC. Both Highpower International and HKHTC’s members of management are located in China. If the PRC tax authorities determine that Highpower International or HKHTC is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, they may be subject to the enterprise income tax at a rate of 25% on their worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that Highpower International or HKHTC receive from SZ Highpower and SZ Springpower will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and Highpower International is considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the Highpower International and HKHTC are holding SZ Highpower and SZ Springpower, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if investors are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of investors’ investment in our shares may be materially and adversely affected.

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

A renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon our ability to continue to manufacture battery products. Such an outbreak could have an impact on the Company’s operations as a result of:

•	Quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations;

•	The sickness or death of our key officers and employees; and

•	A general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseeable consequences of public health problems could adversely affect our operations.

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

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which are required in order to comply with U.S. securities laws.

PRC companies have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty in hiring new employees in the PRC with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China. Moreover, all of our directors and officers are nationals and residents of China or Hong Kong. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainties exist as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Contract drafting, interpretation and enforcement in China involve significant uncertainties.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure that we will prevail.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

The price of our common stock is volatile and investors might not be able to resell their securities at or above the price they have paid.

Since our initial public offering and listing of our common stock in October 2007, the price at which our common stock had traded has been highly volatile, with the lowest and highest sales price of $0.93 and $9.82, respectively. Investors might not be able to resell the shares of our common stock at or above the price they have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

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

Three of our stockholders beneficially own or control approximately 47% of our outstanding shares. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these three stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these three stockholders may differ from the interests of our other stockholders.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the Extensible Business Reporting Language, or XBRL. The Company had to comply with these rules since June 15, 2011. Our management team has to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Compliance with changing regulations of corporate governance and public disclosure will result in additional expenses.

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

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, Investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares in our company at or above the price they paid for them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

HKHTC’s registered office was located at Flat 4, 13/F, Block 4, Taiping Industrial Centre, 51A Ting Kok Road, Tai Po, N.T. Hong Kong. On November 9, 2011, the Company moved its Hong Kong office to Unit 12, 15/F, Technology Park, 18 On Lai Street, Shek Mun, Shatin, N.T. Hong Kong.

The Company currently has three active manufacturing operations located in mainland China at Luoshan Industrial Zone, Pinghu, Longgang, Shenzhen, Guangdong, 518111, China; Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guang Lan Street, Bao An District, Shenzhen, Guangdong, 518111, China; and Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong, 518111, China. Our active facilities cover approximately 44,346 square meters (not including our new 126,605 square meter facility under construction in Huizhou), and consist of manufacturing plants, dormitories and research and development facilities. We lease manufacturing facilities from various landlords under a total of thirteen leases with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date. The table below lists the locations, approximate square meters, principal use and lease expiration dates of the facilities used in our manufacturing operations as of December 31, 2011.

Location	Area (square meters)	Principal Use	Lease expiration date

Building A1, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	4,700	Industry & Residence	October 25, 2012

Building A2, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	3,700	Industry & Residence	October 25, 2012

2nd Floor, Building 5 & Building 6 & Building 7, Luoshan Industrial Park, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	9,880	Industry	December 31, 2012

Building 3 & Building 4 & Building 8, Area B, Luoshan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	4,473	Staff Dormitory	December 31, 2012

1st-4th Floor, Building 12, Dawang Industrial Zone, Xinxia Road, Pinghu Street, Longgang District, Shenzhen, Guangdong	3,451	Industry	September 30, 2012

1st-7th Floor, Building 9, Dawang Industrial Zone, Xinxia Road, Pinghu Street, Longgang District, Shenzhen, Guangdong	1,742	Staff Dormitory	September 30, 2012

Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	9,460	Industry	September 15, 2013
Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	4,140	Staff Dormitory	September 15, 2013
Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong	2,800	Industry & Dormitory	October 13, 2012

In China, only the PRC government and peasant collectives may own land. In February 2007, the Company acquired approximately 126,605 square meters of land equity in Industry Development Zone, New Lake, Maan Town, Huicheng District, Huizhou, Guangdong, China for a total of RMB 21 million under land use right grant from the Huizhou State-Owned Land Resource Bureau that gave us the right to use the land for 50 years and an agreement with the government of Maan Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration. The Company began construction of its new manufacturing facility on this site in October 2008 and anticipates that the new facility will be completed in the second quarter of 2012, at which time the Company will move its Ni-MH manufacturing operations to the new location in phases. In accordance with the terms of the land use right, we began development of the land within one year of receiving the certificate, which we received in June 2007.

Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans. The land use right was pledged as collateral for bank loans as of December 31, 2011 and December 31, 2010.

Our Ni-MH manufacturing capacity is approximately 14 million units per month. Our run rate is approximately 11 million units per month. As described above, we are currently building another NI-MH manufacturing site in Huizhou to expand our manufacturing capacity. The source of funding for such expansion will be our operational cash and bank credit facilities, as we still have unused credit totaling approximately $34 million. Our lithium battery production is almost at 80% capacity now, with a manufacturing capacity of approximately 1.3 million units per month. We are planning for moderate growth of approximately 30-40% of the manufacturing capacity for our lithium battery segment in the next 12 months. We plan to expand our production of lithium battery units in our new Huizhou facility.

Our current factory is adequate for our current production operation and current demand,for our products. We plan to expand our production capacity at our Huizhou facility to meet future anticipated market demand.

ITEM 3.  LEGAL PROCEEDINGS

On August 20, 2007, a lawsuit was filed against SZ Highpower and various other defendants by Energizer, S.A. in the United States District Court for the Southern District of New York. The lawsuit arose out of a fire that occurred on a cargo vessel carrying batteries sold to Energizer by SZ Highpower that resulted in damages to various third parties. Energizer alleges that it is entitled to indemnification from SZ Highpower for any damages or losses that it becomes liable to pay to third parties as a result of the fire. Energizer seeks indemnity and/or contribution from SZ Highpower for such sums, together with expenses, including attorneys’ fees and costs. Our insurance company has provided us with counsel in this case. In September 2010, all parties in the case attended in a mediation meeting in New York City, and afterwards reached a tentative agreement to collectively contribute to the damages occurred during the fire incident. The lawsuit remains pending. After the mediation, the Company evaluated the lawsuit and its financial impact on fiscal 2011 and accrued $1.5 million for the estimated costs to settle of the lawsuit. Energizer continues to be one of our largest customers.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From June 19, 2008 to December 18, 2009, our shares of common stock were listed for trading on the NYSE Amex under the stock symbol “HPJ.”  On December 21, 2009, our common stock commenced trading on the NASDAQ Global Market under the stock symbol “HPJ.”

On March 23, 2012 the closing sales price for our common stock on the Nasdaq Global Market was $1.11 per share.

The following table summarizes the highest and lowest sales prices of our common stock during the quarters listed below as reported by the NASDAQ:

	Highest	Lowest
Year ended December 31, 2011
Fourth Quarter	$2.00	$0.93
Third Quarter	$2.55	$1.10
Second Quarter	$3.10	$1.24
First Quarter	$3.73	$2.81

Year ended December 31, 2010
Fourth Quarter	$4.80	$2.99
Third Quarter	$4.32	$3.20
Second Quarter	$5.81	$3.12
First Quarter	$9.82	$4.77

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

Stockholders

As of March 25, 2012, we had 21 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

We did not pay cash dividends in the years ended December 31, 2011 or 2010.

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Equity Compensation Plan Information

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flows. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this report. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Highpower International was incorporated in the state of Delaware on January 3, 2006 and originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHTC and its wholly-owned subsidiary, SZ Highpower, (ii) assumed the operations of HKHTC and its subsidiary and (iii) changed our name to Highpower International, Inc. in October 2010.

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower has not yet commenced business operations as of March 25, 2012. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC, and it commenced operations in July 2011.

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed Ganzhou Highpower in September 2010, which commenced a new materials business in which we buy and resell certain raw materials related to our battery manufacturing operations. This new materials business generates revenue and income and helps us understand our raw material supply chain, control our raw material costs and ensure that we have a steady supply of raw materials for our battery manufacturing operations.

Through SZ Highpower, we manufacture Ni-MH batteries for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. In 2008, we commenced manufacturing two lines of Lithium-Ion (“lithium”) and Lithium polymer rechargeable batteries through SZ Springpower for higher-end, high-performance applications, such as laptops, digital cameras and wireless communication products. Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

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

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets revenues and expenses, and related disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, revenues; the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair values of financial instruments; and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from those estimates.

Accounts Receivable. Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extend unsecured credit to customers in the normal course of business and believe all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable.

Revenue Recognition. The Company recognizes revenue in accordance with ASC Topic 605. All of the following criteria must exist in order for the Company to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by the customers. The Company has no incentive programs.

Inventories. Inventories are stated at the lower of cost or market value. Costs are determined on a weighted average method. Inventory includes raw materials, packing materials, work in progress and finished goods. The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories is written down to their fair value for the difference with charges to cost of sales. An aggregate of $523,921 and $303,445 was written down for inventories as of December 31, 2011 and 2010, respectively.

Income Taxes. The Company recognizes deferred assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency Translation. Highpower International’s functional currency is the United States dollar (“US$”). HKHTC’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of the Company’s subsidiaries in the PRC is the Renminbi (“RMB”).

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

The Company’s reporting currency is US$. Assets and liabilities of the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2010 and 2011. The Company adjusted the financial statements for the year ended December 31, 2010 at the end of fiscal 2011.

	Year Ended December 31,
Consolidated Statements of Operations	2011		2010
	(in thousands except share and per share information)

Net Sales	$110,600	100.0%	$104,153	100.0%

Cost of Sales	(92,852)	84.0%	(82,583)	79.3%

Gross profit	17,748	16.0%	21,570	20.7%

Research and development cost	(3,239)	2.9%	(1,782)	1.7%

Selling and distribution costs	(4,452)	4.0%	(4,046)	3.9%

General and administrative costs including stock-based compensation	(9,740)	8.8%	(7,854)	7.5%

Litigation expenses	(1,500)	1.4%	-	-

Loss on exchange rate difference	(852)	0.8%	(786)	0.8%

Loss on derivative instruments	(54)	*	(12)

Loss in equity of an associate	(108)	*	(39)

(Loss) Income from operations	$(2,197)	2.0%	$7,051	6.8%

Other income	753	0.7%	394	0.4%

Interest expenses	(546)	0.5%	(282)	0.3%

Loss (income) before tax	$(1,990)	1.8%	$7,163	6.9%

Income tax expense	(464)	0.4%	(1,209)	1.2%

Net (Loss) Income for the year	$(2,454)	2.2%	$5,954	5.7%

Net (Loss) income per common share – basic and diluted	$(0.18)		$0.44

Weighted average common shares outstanding
-basic	13,582,106		13,582,106
-diluted	13,582,106		13,629,606
Dividends declared per common share	-		-

* Less than 0.1%.

Years ended December 31, 2011 and 2010

Net sales for year the ended December 31, 2011 were $110.6 million compared to $104.2 million for the year ended December 31, 2010, an increase of $6.4 million, or 6.1%. The increase was due to a $5.7 million increase in net sales of our lithium batteries (resulting from a 20.0% increase in the average selling price and an 11% increase in the volume of batteries sold) and an increase in revenues from our material business from $12.6 million in 2010 to $17.4 million in 2011, which was partly offset by a $4.1 million decrease in net sales of our Ni-MH battery units (resulting from a 10.0% decrease in the number of Ni-MH battery units sold partially offset by a 5.0% increase in the average selling price of such batteries). The increase in the number of lithium battery units sold in 2011 was primarily attributable to increased orders from our new and existing customers. The 20.0% increase in the average selling price of our lithium battery units was due to our sale of higher quality and higher capacity battery products, which we sold at higher selling prices.

Cost of sales consists of the cost of nickel and other materials, labor, and overhead. Cost of sales were $92.9 million for the year ended December 31, 2011 as compared to $82.6 million for the comparable period in 2010. As a percentage of net sales, cost of sales increased to 84.0% for the year ended December 31, 2011 compared to 79.3% for the comparable period in 2010. This was attributable to a higher percentage of materials revenue with lower margin during the year ended December 31, 2011 as compared to the comparable period in 2010.

Gross profit for the year ended December 31, 2011 was $17.7 million, or 16.0% of net sales, compared to $21.6 million, or 20.7% of net sales, respectively, for the comparable period in 2010. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for products. The decrease in our gross profit margin for the year ended December 30, 2011 is primarily due to a 13.5% increase in the average unit cost of our Ni-MH batteries sold and a 14.9% increase in the average unit cost of our lithium batteries sold. In addition, gross profit from our materials business, which has lower gross profit margins than our other business operations decreased to $0.3 million for the year ended December 31, 2011 from $0.4 million for the year ended December 31, 2010.

To cope with pressure on our gross margins we intend to control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production capacity expansion for our lithium batteries business as to take advantage of the strong demand globally.

Selling and distribution costs were $4.5 million for the year ended December 31, 2011, or 4.0% of net sales, compared to $4.0 million for the comparable period in 2010, or 3.9% of net sales, an increase of 10.0%. Selling and distribution costs increased due to the expansion of our sales force and marketing activities such as participation in industry trade shows and international travels to promote and sell our products abroad.

General and administrative costs were $9.7 million, or 8.8% of net sales, for the year ended December 31, 2011, compared to $7.9 million, or 7.5% of net sales, for the comparable period in 2010. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business. The increase was primarily due to an increase in management staff which caused a corresponding increase in expenses of $1,358,202. Additionally, stock based expenses increased $536,028 for the year the ended December 31, 2011 compared to the comparable period in 2010.

Litigation expenses were $1,500,000 for the year ended December 31, 2011. On August 20, 2007, Energizer filed a lawsuit against SZ Highpower and various other parties. The lawsuit remains pending. After a mediation meeting held in New York City in 2011, the Company evaluated the lawsuit and its financial impact on fiscal 2011 and accrued $1.5 million for the estimated costs to settle of the lawsuit.

Research and development expenses were $3.2 million, or 2.9% of net sales, for the year ended December 31, 2011, as compared to $1.8 million for the comparable period in 2010. The increase was due to the expansion of our workforce to expand our research and development and management functions.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of $851,899 and $785,576, respectively, in the years ended December 31, 2011 and 2010, due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  In 2011 and 2010, to cope with devaluation of the U.S. Dollar relative to the RMB, we engaged in currency forward and adjusted the selling price of batteries to vary with the U.S. Dollar exchange rate relative to the RMB.

Other income consists of subsidy income, bank interest income and sundry income. Other income was $752,875 for the year ended December 31, 2011, as compared to $393,521 for the year ended December 31, 2010. The increase was due to an increase of $261,619 of subsidy income from the government, an increase of $55,374 in bank interest income, and an increase of $42,361 in sundry income.

Interest expenses were $545,884 for the year ended December 31, 2011, as compared to $281,854 for the respective comparable period in 2010. The increase was primarily due to an increase in both our weighted average bank borrowings and the weighted average bank loan interest on our outstanding borrowings. We decreased our short-term borrowings by $1.8 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010.

During the year ended December 31, 2011, we recorded a provision for income taxes of $0.5 million, as compared to $1.3 million for the respective comparable period in 2010. The decrease in income taxes for the year ended December 31, 2011 as compared to the year ended December 30, 2010 was a result of a decrease in our net taxable income.

Net loss for the year ended December 31, 2011 was $2.5 million, compared to net income of $6.0 million for the comparable period in 2010, a decrease of 141.2%.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $5.2 million as of December 31, 2011, as compared to $8.5 million as of December 31, 2010. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of December 31, 2011, we had in place general banking facilities with nine financial institutions aggregating $56.5 million. The maturity of these facilities is generally less than two years. The facilities are subject to annual review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of December 31, 2011, we had utilized approximately $22.6 million under such general credit facilities and had available unused credit facilities of $33.9 million.

For the year ended December 31, 2011, net cash provided by operating activities was approximately $3.7 million, as compared to net cash provided by operating activities of $3.7 million for the comparable period in 2010. The decrease in net cash provided by operating activities is primarily attributable to the increase in prepayments and other receivables and accounts payable which was significantly offset by the decrease of accounts receivable.

Net cash used in investing activities was $7.7 million for the year ended December 31, 2011 compared to $5.3 million for the comparable period in 2010. The net increase of $2.4 million in cash used in investing activities was primarily attributable to an increase in the acquisition of plant and equipment in 2011 for the new factory under construction in Huizhou, which we expect will be operational in June 2012. We are equipping the factory with new machines with more advanced manufacturing capabilities.

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2011 as compared to net cash provided by financing activities of $7.8 million for the comparable period in 2010. The net decrease of $7.6 million is primarily attributable to an increase of $11.5 million in the repayment of short-term bank loans, an increase of $10.7 million in the repayment of notes payable, an increase of $0.3 million in the repayment of letter of credit, and a significant increase of $5.7 million in restricted cash, which was partly offset by an increase of $2.2 million in proceeds from bank borrowings, an increase of $15.1 million in proceeds from notes payable and an increase of $3.3 million in proceeds from letters of credit. The increase in repayment of bank borrowings, notes payable and letter of credit are due to their maturity, and the increase in restricted cash resulted from the increase in proceeds from bank borrowings. The increases in proceeds from bank borrowings, notes payable and letters of credit are due to the expansion of our business and our need for more operating funds.

For fiscal year 2011 and 2010, our inventory turnover was 6.8 and 6.9 times, respectively. The average days outstanding of our accounts receivable at December 31, 2011 were 67 days, as compared to 61 days at December 31, 2010. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $3.0 million, which will be paid out of cash on hand.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including retirement pension, medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect these contributions will contribute to administrative and other operating expenses in an amount of approximately $73,000 per month based on the size of our current workforce. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Based upon our present plans, we believe that cash on hand, cash flows from operations and funds available under our bank facilities will be sufficient to fund our capital needs for the next 12 months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

The use of working capital is primarily for the maintenance of our accounts receivable and inventory. We provide our major customers with payment terms ranging from 10 to 90 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We use two methods to support our working capital needs: (1) paying our suppliers under payment terms ranging from 30 to 90 days; and (2) using short-term bank loans. We use accounts receivable as collateral for our loans. Upon receiving payment for accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient working capital.

Guarantees of Bank Loans

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer, has provided personal guarantees under our outstanding banking facilities. SZ Highpower, SZ Springpower and HKHTC also provided guarantees for fellow subsidiaries. The following table shows the amount outstanding on each of our bank loans as of December 31, 2011 and the guarantors of each loan.

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by
Standard Chartered Bank(Hong Kong)	$13.0 million	$13.0 million	Cash (RMB) in bank
Shenzhen Development Bank Co., Ltd	$15.9 million	$10.8 million	Dang Yu Pan and SZ Springpower
Industrial and Commercial Bank of China	$9.5 million	$4.9 million	Dang Yu Pan, SZ Springpower and HKHTC
Citibank (Hong Kong) Co., Ltd.	$3.0 million	$0.1 million	SZ Highpower
Standard Chartered Bank Shenzhen branch	$2.0 million	$2.0 million	Dang Yu Pan and SZ Springpower
China Everbright Bank	$7.9 million	$3.1 million	Xiamen Tungsten Co., LTD
Wing Lung bank (Hong Kong)	$5.2million	$0
Total:	$56.5 million	$33.9 million

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

 Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the year ended December 31, 2011, the exchange rate of the RMB to the U.S. Dollar increased approximately 4.5% from the level at the end of December 31, 2010. This fluctuation resulted in a slight increase in our material costs during the year ended December 31, 2011. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of December 31, 2011, the Company had a series of currency forwards totaling a notional amount $46.5 million expiring from January 2012 to April 2013. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net gains of $667,137 attributable to these activities are included in “loss on derivative instruments” for the year ended December 31, 2011.

Country Risk

The substantial portion of our business, assets and operations are located and conducted in Hong Kong and China. While these economies have experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of Hong Kong and China, but may also have a negative effect on Highpower International. For example, Highpower International’s operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to Highpower International. If there are any changes in any policies by the Chinese government and Highpower International’s business is negatively affected as a result, then Highpower International’s financial results, including our ability to generate revenues and profits, will also be negatively affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are internal controls and other internal audit procedures that are designed and adopted by management to ensure that information required to be disclosed by us in the reports that we file or submit under the Security Exchange Act 1934 is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and regulations. Disclosure controls and procedures include, without limitation, internal controls and internal audit procedures designed to ensure that all necessary information required to be disclosed by the Company in the reports that we file or submit under the Security Exchange Act 1934 is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

(c) Changes in internal control over financial reporting

In October 2010, the Company engaged Albert Wong & Co., LLP, an independent internal control consulting firm, to evaluate and advise on our SOX 404 internal control and procedures. The primary objective was to streamline our internal control structure. The consulting firm studied and examined our well-defined line of responsibility and delegation of authority for our functional operation areas so that they can evaluate whether responsibility lines are clearly drawn. Then, they introduced a comprehensive system with key auditable internal control and procedures integrated, which covered company level controls, revenue and receivables, cash and expenditure, purchases and payables, financial closing procedures and disclosure, fixed assets and intangible assets, taxation, loans and financing, human resource management and payroll, information technology general controls and inventory and costs. The consulting company helped develop an internal control environment that allows continuous input by various levels of management and employees with an effective and efficient information flow and internal communication network. A periodic risk assessment exercise are performed to enhance our system’s integrity and to assess areas of risk. Our internal control department developed additional control activities to ensure the effective function of our controls. The internal audit department directly reports to our audit committee. The anticipated changes in internal control over financial reporting will enhance our control environment with improving internal information flow and communication network. We can identify new risks through a constant risk assessment process and make our control activities an effective tool of monitoring our internal controls. The pillar of our internal control improvement is the audit committee of the board of directors that interacts with our internal control department, top management, and our external auditors to ensure a proper and reliable financial report with a reasonable assurance. Other than as described above, there have not any changes in the Company’s internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Line of Credit Contract with Shenzhen Development Bank Co., Ltd

On December 12, 2011, SZ Highpower entered into a Comprehensive Line of Credit Contract with Shenzhen Development Bank Co., Ltd. providing for a revolving line of credit of RMB 100,000,000.00 (US$15.5 million). The line of credit expires on November 27, 2012. The loan is jointly guaranteed by Mr. Dang Yu Pan, the Company’s Chief Executive Officer, and SZ Springpower. The following events constitute an event of default under the agreement:  SZ Highpower breaches the contract or fails to fulfill its duties and obligations, or indicates by its conduct that it will not perform its obligations under a contract; the inaccuracy or incompleteness of the certifications and documents provided by SZ Highpower; SZ Highpower’s concealment of true important information and failure to cooperate with the bank on any investigation or inspection; SZ Highpower’s unauthorized change of the use or the loan, misappropriation of the loan or any use of the loan for illegal transactions; SZ Highpower’s violation of similar contracts with the bank or any other third parties or issuance of any bonds; the breach by either guarantor of the guarantee contract, the occurrence of an event of default under the guarantee agreement or the invalidity or noneffectiveness of the guarantee agreement; SZ Highpower’s transfer of property or use of assets to avoid debts by way of gratis, unreasonably-low priced transactions or for other improper means; SZ Highpower’s use of false contracts and arrangements signed with any other third party (including but not limited to its related parties); SZ Highpower’s avoidance of bank debts on purpose through related party transactions or otherwise; the occurrence of major problems in SZ Highpower’s business circumstances, such as deteriorated financial situation, significant financial loss, loss of assets, or other financial crisis; SZ Highpower’s becoming subject to administrative penalties, criminal sanctions because of illegal operations or investigation by authorities; SZ Highpower being subject to spin-off, merger, acquisition or a restructuring, a significant disposal of assets, capital reduction, liquidation, reorganization, revocation, declared bankrupt, dissolution, or similar type of transaction; a change in SZ Highpower’s controlling shareholder or actual controller that the bank deems has or may endanger the realization of claims by the bank against SZ Highpower under the contract; the occurrence of a major event to SZ Highpower’s controlling shareholders, actual controllers, legal representative, or senior management staff, including, but limited to, being subject administrative penalties, criminal sanctions because of illegal operations or being investigated by authorities; an adverse change in SZ Highpower’s industry that the bank believes has or may endanger its abilities make successful claims against the company under the contract; SZ Highpower’s failure to settle accounts or deposit money or other related business at the bank in accordance with the contract; or the occurrence of any other situation that endanger or may endanger the realization of claims by the bank against SZ Highpower under the contract. Upon the occurrence of any events of default under the agreement, the bank may change, suspend or terminate the line of credit; accelerate the maturity of any amount outstanding under the agreement; request an additional guaranty; deduct funds from SZ Highpower’s account at the bank; or demand the guarantor perform under a guarantee agreement.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Dang Yu Pan	44	Chairman of the Board and Chief Executive Officer
Wen Liang Li	46	Vice President, Chief Technology Officer and Director
Wen Wei Ma	42	Vice President of Manufacturing
Henry Sun	39	Chief Financial Officer and Corporate Secretary
Michael Wang	41	Vice President of Sales and Marketing
Bin Ran	42	Vice President of Strategy and Human Resources
Wen Jia Xiao	35	Vice President of Quality Control
Xin Hai Li	49	Director
T. Joseph Fisher, III	59	Director
Ping Li	46	Director

Dang Yu Pan has been the Chairman of the Board and Chief Executive officer of Highpower International and HKHTC since November 2007 and July 2003, respectively. Mr. Pan is the founder of SZ Highpower and has served as the Chairman of the Board and Chief Executive Officer of Shenzhen Highpower since October 2002. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou Haopeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of Nanhai Shida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the Huangpu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990. We believe Mr. Pan’s qualifications to sit on our Board include his extensive understanding of our business, our products and the battery industry that he has acquired over his 15 years working in the battery industry, including over 8 years as an officer and director of Shenzhen Highpower.

Wen Liang Li has been a director of Highpower International since November 2007 and a director of HKHTC since July 2003. Since January 2003, Mr. Li. has served as a director and as Vice General Manager and Chief Technology Officer of SZ Highpower. From January 1996 to December 2002, Mr. Li served as Vice General Manager of Zhuhai Taiyi Battery Co., Ltd., a battery manufacturer. Mr. Li received a master’s degree in Electrochemistry from the Harbin Institute of Technology in China in 1991. We believe that Mr. Li’s 19 years of working experience in the battery industry, including 8 years as an officer and director of Shenzhen Highpower, well qualify Mr. Li to serve on our Board.

Wen Wei Ma has served as the Company’s Vice President of Manufacturing since November 2007 and as a director of HKHTC since July 2003. Mr. Ma has served as a director and as a Vice General Manager of Manufacturing of SZ Highpower since October 2002. Mr. Ma received a diploma in chymic analysis from the Guangzhou Trade School of Light Industry in China in 1989.

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

Michael Wang joined Highpower in November 2009 as Director of Sales and was appointed Vice President of Sales and Marketing in March 2011. Before joining Highpower, from September 2001 to October 2009, Mr. Wang served at various positions at Vale Inco, one of the world’s largest nickel miners and producers. Mr. Wang first joined Vale Inco’s Shanghai Office late 2001, in charge of the sales of Inco Special Products. In June 2005, Michael began working at Vale Inco’s Headquarters in Canada as the segment leader of lithium cathode materials. In June 2006, Michael returned to Vale Inco’s Shanghai Office, as the Director of Marketing for Nickel Downstream Products, focusing primarily on battery materials. From May 1997 to August 2001, Mr. Wang worked in various departments of Beijing Zhongke Sanhuan Hi-Tech Co., Ltd. Mr. Wang received his masters degree in materials science and engineering from the Beijing Institute of Technology in 1997, and received a second master’s degree in Enterprise Management from the University of International Business and Economics of China in 2002.

Bin Ran joined Highpower in June 2010 as General Manager of Human Resource and was appointed Vice President of Strategy and Human Resource in March 2011. From April 2004 to April 2010, he worked for Shenzhen Joint Financial Group Co., Ltd, serving in positions at various of its portfolio companies, including General Manager of several companies such as Shenzhen Cbhandsun Management Consulting Co., Ltd, Guangzhou Cbhandsun Management Consulting Co., Ltd, Shenzhen Flink Training Center and Singapore Flink Training Center. From July 1998 to March 2004, he worked as a management consultant at various companies including Shenzhen Quanxi Management Consulting Company, Singapore Corey Consulting Company. He was also invited as MBA professor of Zhongshan University, University of Northern Virginia and Inter American University. From 1995 to 1997, Mr. Ran worked as an Engineer of GP Batteries International Limited. Mr. Ran received a bachelor degree in Electrochemistry from the Sichuan Light Chemical Engineering Institute in 1993.

Wen jia Xiao has served as Vice President of Quality Control of the Company since November 2007 and as Vice General Manager of Quality Control of SZ Highpower since October 2005. From October 2002 to September 2005, Mr. Xiao served as the Minister of the Quality Control Department of SZ Highpower. Mr. Xiao received a bachelor’s degree in Check Technology and Instrument in 2000 from the China Institute of Metrology.

Xin Hai Li has served as a director of the Company since January 2008. Since August 1990, Mr. Li has served as a director and professor at the China Central South University Metallurgical Science and Engineering School in China. Mr. Li received a PhD in Physical Chemistry of Metallurgy from China Central South University in August 1990. We believe that Mr. Li’s qualifications to sit on our Board include his extensive understanding of our business and his understanding of U.S. GAAP and financial statements.

T. Joseph Fisher III has served as a director of the Company since May 2011. Prior to joining the Company, Mr. Fisher worked for the Energizer battery group for over thirty two years, serving in a wide range of key executive capacities including Vice President and General Manager etc. He was CEO and President of Contour Energy Systems, Inc., an advanced battery spinout from Caltech. He also founded and is President of JCF International LLC, a successful battery consulting company. He also worked for Xerox, General Electric and Union Carbide earlier in his career. Mr. Fisher received a BS in Industrial Management from the University of Cincinnati and an MBA from the West Virginia College of Graduate Studies, now a part of Marshall University. We believe that Mr. Fisher’s qualifications to sit on our Board include his extensive understanding of our business and U.S. GAAP and financial statements.

Ping Li has served as a director of the Company since January 2008. Since November 2008, Mr. Li has served as Director at Intel Capital, focusing on Intel’s investment activities in China. From July 2003 to October 2008, Mr. Li served as the Managing Director of Investment at China Vest, a venture capital firm. From February 2002 to July 2003, Mr. Li served as Chief Financial Officer of Great Wall Technology Co., Ltd., an investment technology company. Mr. Li received a master’s degree in biology from Columbia University in 1989 and an MBA in finance in 1994 from the Wharton School of the University of Pennsylvania. We believe that Mr. Li’s qualifications to sit on our Board include his knowledge of the capital market and his experience, expertise and background with respect to accounting field, including his experience as a chief financial officer and familiarity with U.S. GAAP and financial statements.

Family Relationships

There are no family relationships among any of the officers and directors.

Director Independence

Subject to certain exceptions, under the listing standards of the NASDAQ Stock Market, LLC, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Xin Hai Li, T. Joseph Fisher, III and Ping Li, is an “independent” director as defined by the listing standards of the NASDAQ Marketplace Rules currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussion with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ Marketplace Rules.

Board Committees

Audit Committee

We established our Audit Committee in January 2008. The Audit Committee consists of Xin Hai Li, T. Joseph Fisher, III and Ping Li, each of whom is an independent director. Mr. Ping Li, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

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

Compensation Committee

We established our Compensation Committee in January 2008. The Compensation Committee consists of Xin Hai Li and T. Joseph Fisher, III, each of whom is an independent director. Xin Hai Li is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for the Company’s directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on the Company’s website at: www.highpowertech.com.

Nominating Committee

The Nominating Committee consists of Xin Hai Li and T. Joseph Fisher, III, each of whom is an independent director. T. Joseph Fisher, III is the Chairman of the Nominating Committee. The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating Committee. A current copy of the Nominating Committee Charter is posted on the Company’s website at: www.highpowertech.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2011, the following directors, officers and owners of more than 10% failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

—	Dang Yu Pan failed to timely file a Form 5 reporting one transaction.

—	Henry Sun failed to timely file a Form 4 to report a grant of options.

—	Bin Ran failed to timely file a Form 3 despite being appointed asan officer.

—	Michael Wang failed to timely file a Form 3 despite being appointed as an officer.

Code of Ethics

The Company’s board of directors has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct. The Code is posted on the Company’s website located at: www.highpowertech.com, and is available in print, without charge, upon written request to the Company at Highpower International, Inc., Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China. The Company intends to post promptly any amendments to or waivers of the Code on its website.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2011 and 2010 of the principal executive officer and up to two other officers whose compensation exceeded $100,000 during such years (our “named executive officers”).

Name and Position	Year	Salary	Bonus	Option Awards (1)	All other compensation		Total
Dang Yu Pan, CEO and	2011	$44,000	$-	$-	$18,000	(2)	$62,000
Chairman	2010	$18,000	$-	$-	$25,000	(2)	$43,000
Henry Sun (3)	2011	$75,000	$-	$50,650	$-		$125,650
	2010	$-	$-	$-	$-		$-
Bin Ran (4)	2011	$72,982	$-	$31,619	$-		$104,601
	2010	$-	$-	$-	$-		$-

(1)   Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of option awards, see Note 16 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)   Fees earned or paid for service as a director of the Company.

(3)   Henry Sun was appointed Chief Financial Officer and Corporate Secretary of the Company in January 2011.

(4)   Bin Ran was appointed VP of Strategy and Human Resource in March 2011.

We do not have any employment agreements with any of our named executive officers. On January 21, 2011, the Company granted Mr. Sun ten-year options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $3.55 per share. The options vest as follows: 25,000 on November 1, 2011; 50,000 on November 1, 2012; 75,000 on November 1, 2013 and 100,000 on November 1, 2014. On January 21, 2011, the Company granted Mr. Ran ten-year options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $3.55 per share. The options vest as follows: 10,000 on June 1, 2011; 20,000 on June 1, 2012; 30,000 on June 1, 2013 and 40,000 on June 1, 2014.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table sets forth the outstanding stock options for each of our named executive officers as of December 31, 2011.

OUTSTANDING OPTION AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry Sun	25,000	225,000	3.55	1/11/2021
Bin Ran	10,000	90,000	3.55	1/11/2021

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2011 by members of board of directors. Compensation information for four independent board members is described in the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
T. Joseph Fisher, III	24,000	-	1,871	-	-	-	25,871
Xin Hai Li	11,000	-	-	-	-	-	11,000
Ping Li	11,000	-	-	-	-	-	11,000

(1)   Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of option awards, see Note 16 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.

Dang Yu Pan and Wen Liang Li are management board members. We offer our management board members a total compensation package, which includes salary, bonus and director fees, based on benchmarks reported by Shenzhen Labor Bureau. Once determine the total compensation for our management board members using the benchmarks, we allocate a portion of their total annual compensation to compensation for services rendered as board members. In the future, we expect to continue to allocate a portion of our management board members’ total annual compensation as compensation for their service as directors.

We do not have a formal policy with respect to the compensation of our non-executive board members. We pay our non-executive directors for their services at the rate of $1,500 to $3,000 per month.

Directors are eligible to receive, from time to time, grants of options to purchase shares under our equity incentive plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Highpower International, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	640,000	$3.04	1,343,000	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	1,343,000

(1)	In October 2008, the Company adopted the 2008 Omnibus Incentive Plan (the “Plan”).

As of March 25, 2012, there were 1,343,000 shares available for issuance pursuant to the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of March 25, 2012 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of March 25, 2012 certain information with respect to beneficial ownership of our common stock based on 13,582,106 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each named executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of March 25, 2012 excludes 47,500 shares of our common stock issuable upon exercise of outstanding warrants and 640,000 shares of our common stock issuable upon the exercise of outstanding options. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

Vice President of Strategy and Human Resources

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership		Percent of Class

Directors and Executive Officers
Dang Yu Pan	Chief Executive Officer and Chairman of the Board	2,932,073	(1)	21.6%

Wen Liang Li	Vice President, Chief Technology Officer and Director	2,034,770		15.0%

Henry Sun	Chief Financial Officer and Corporate Secretary	25,000	(2)	0.2%

Bin Ran	Vice President of Strategy and Human Resources	10,000	(2)	0.1%

Xin Hai Li	Director	-		-

T. Joseph Fisher, III	Director	5,000	(2)	*

Ping Li	Director	-		-

Officers and Directors as a Group (total of 7 persons)		6,063,858	(3)	44.5%

 * Less than 0.1%.

(1) Includes 269,959 shares held by a company that is 100% owned by Mr. Pan.

(2) Represents shares underlying options to purchase shares of the Company’s common stock.

(3) Includes shares underlying options to purchase 40,000 shares of the Company’s common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hong Kong Highpower Technology Co., Ltd.

Hong Kong Highpower Technology Co., Ltd. (“HKHTC”), a wholly-owned subsidiary of Highpower International, Inc., and each of HKHTC’s wholly-owned subsidiaries, Shenzhen Highpower Technology Co., Ltd., Huizhou Highpower Technology Co., Ltd., Springpower Technology (Shenzhen) Company Limited and ICON have interlocking executive and director positions with the Company.

Guarantee Agreements

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer, has provided personal guarantees under our outstanding banking facilities. SZ Highpower, SZ Springpower and HKHTC also provided guarantees for fellow subsidiaries. The following table shows the amount outstanding on each of our bank loans as of December 31, 2010 and the guarantors of each loan.

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by
Standard Chartered Bank(Hong Kong)	$13.0 million	$13.0 million	Cash(RMB) in bank
Shenzhen Development Bank Co., Ltd	$15.9 million	$10.8 million	Dang Yu Pan and SZ pringpower
Industrial and Commercial Bank of China	$9.5 million	$4.9 million	Dang Yu Pan, SZ Springpower and HKHTC
Citibank (Hong Kong) Co., Ltd.	$3.0 million	$0.1 million	SZ Highpower
Standard Chartered Bank Shenzhen branch	$2.0 million	$2.0 million	Dang Yu Pan and SZ Springpower
China Everbright Bank	$7.9 million	$3.1 million	Xiamen Tungsten Co., LTD
Wing Lung bank (Hong Kong)	$5.2 million	$0
Total:	$56.5 million	$33.9 million

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404 (a) of Regulation S-K.

Director Independence

See Item 10 “Directors, Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents professional audit service fees, including reimbursements for expenses and related fees billed for other services rendered by Dominic K.F. Chan & Co., who reviewed the Company’s quarterly financial statements for the quarters ended March 31 and June 30, 2011 and audited the annual financial statements for the year ended December 31, 2010. The table also includes the professional audit service fees and all the audit-related expenses rendered by our new auditor, Marcum Bernstein & Pinchuk LLP, who reviewed the company’s Form 10-Q for the quarter ended September 30, 2011 and audited the annual financial statements for the year ended December 31, 2011.

	Year ended December 31,
	2011	2010

Audit Fees(1)	$112,000	$80,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$112,000	$80,000

(1) These were fees for professional services performed by our former auditor Dominic K.F. Chan & Co. and current auditor Marcum Bernstein & Pinchuk LLP for the review of quarterly financial reports and audits of annual financial statements in 2010 and 2011.

Pre-Approval Policy

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm for such services. The audit committee pre-approves (i) audit services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-audit services that exceed a de minimis standard established by the committee, which are rendered to the Company by its outside auditors (including fees).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 7 of this annual report on Form 10-K.
2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 28, 2012.

Highpower International, Inc.
(Registrant)

Dated: March 28, 2012	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	March 28, 2012
/s/ Dang Yu Pan	Chairman of the Board
By: Dang Yu Pan	(Principal Executive Officer)

/s/ Henry Sun	Chief Financial Officer	March 28, 2012
By: Henry Sun	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Vice President, Chief Technology Officer and	March 28, 2012
By: Wen Liang Li	Director

/s/ Xin Hai Li	Director	March 28, 2012
By: Xin Hai Li

/s/ T. Joseph Fisher, III	Director	March 28, 2012
By: T. Joseph Fisher, III

/s/ Ping Li	Director	March 28, 2012
By: Ping Li

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Share Exchange Agreement, dated as of October 20, 2007, by and among the Registrant, Hong Kong Highpower Technology Company Limited and all of the shareholders of Hong Kong Highpower Technology Company Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

10.1	Form of Subscription Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2*	Consumer Battery License Agreement, amended as of August 8, 2011, by and between Shenzhen Highpower Technology Co., Ltd and Ovonic Battery Company, Inc. (incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2008).

10.3	State-owned Land Use Rights Grant Contract No. 441302 – B – 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.4	Comprehensive Line of Credit dated as of December 12, 2011 by and between Shenzhen Development Bank Co., Ltd. and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.4(a)	Guaranty Contract of Maximum Amount dated as of December 12, 2011 by and between Dang Yu Pan and Shenzhen Development Bank Co., Ltd. (translated to English).
10.4(b)	Guaranty Contract of Maximum Amount dated as of December 12, 2011 by and between Springpower Technology (Shenzhen) Co., Ltd. and Shenzhen Development Bank Co., Ltd. (translated to English).
10.5

Comprehensive Line of Credit Contract dated May 5, 2011 by and between Shenzhen Development Bank Co., Ltd. and Shenzhen Highpower Technology Co., Ltd. and corresponding guarantee agreements (translated to English) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011).

10.6

Comprehensive Line of Credit Contract dated as of June 1, 2011 by and between Shenzhen Highpower Technology Co., Ltd. and China Everbright Bank Shenzhen Longhua Sub-branch (translated to English) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011).

53

10.7

Comprehensive Line of Credit Contract dated as of June 1, 2011 by and between Shenzhen Highpower Technology Co., Ltd. and China Everbright Bank Shenzhen Longhua Sub-branch (translated to English) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011).

10.8

Non-Commitment Financing Arrangement dated April 8, 2011 by and between Shenzhen Highpower Technology Co., Ltd. and Standard Chartered Bank (China) Limited, Shenzhen Branch (translated to English) (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011).

10.9

Term Loan Agreement dated August 29, 2011 by and between Wing Lung Bank and Hong Kong Highpower Technology Company Limited. (translated to English) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2011).

10.10

Bank loan contract dated August 1, 2011 by and between China Industrial and Commercial Bank Ltd. Shenzhen Henggang Sub-branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee agreements (translated to English) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2011).

10.11

Agreement on Line of Credit dated as of December 8, 2010 by and between Bank of China Limited, Shenzhen Buji Subbranch and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.11(a)

Guaranty Contract of Maximum Amount dated as of December 8, 2010 by and between Dan Yu Pan and the Shenzhen Buji Subbranch of Bank of China Limited (translated to English) (incorporated by reference to Exhibit 10.4(a) to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.12

Uncommitted Short Term Revolving Facility Agreement dated as of August 12, 2010 by and between Citibank (China) Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.12(a)

 Guaranty dated as of August 12, 2010 by and between Dan Yu Pan and Citibank (China) Co., Ltd. (translated to English) (incorporated by reference to Exhibit 10.5(a) to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.13

Uncommitted Short Term Revolving Facility Agreement dated as of August 12, 2010 by and between Citibank (China) Co., Ltd. Shenzhen Branch, Shenzhen Highpower Technology Co., Ltd. and Sprintpower Technology (Shenzhen) Co., Ltd. (translated to English) (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.14

Line of Credit Contract dated as of November 8, 2010 by and between China Merchants Bank Co., Ltd., Shenzhen Longgang Sub-branch (translated to English) (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.14(a)

Form of Irrevocable Guaranty Contract of Maximum Amount by and between China Merchants Bank Co., Ltd., and the persons indicated in Schedule A attached to the Form of Agreement (translated to English) (incorporated by reference to Exhibit 10.7(a) to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

54

10.15

Line of Credit Contract dated as of June 20, 2010 by and between Shenzhen Development Bank Co., Ltd. and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.15(a)

Maximum Amount Guarantee dated as of July 13, 2010 by and between Shenzhen Development Bank Co., Ltd. and Dan Yu Pan (translated to English) (incorporated by reference to Exhibit 10.8(a) to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.16

Comprehensive Line of Credit Contract dated as of March 3, 2010 by and between Shenzhen Highpower Technology Co., Ltd. and China Everbright Bank Shenzhen Longhua Sub-branch (translated to English) (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.17

FCY Banking Facility dated as of April 7, 2010 by and between Shenzhen Highpower Technology Co., Ltd. and Standard Chartered Bank (China) Limited (translated to English) (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.17(a)

Guarantee dated as of April 7, 2010 by and between Standard Chartered Bank (China) Limited and Dang Yu Pan (translated in English) (incorporated by reference to Exhibit 10.10(a) to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.18

Banking Facility dated as of January 21, 2011 by and between Hong Kong Highpower Technology Co., Ltd. and Standard Chartered Bank (China) Limited (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.19

Uncommitted Demand Credit Facility dated as of January 31, 2011 by and between Hong Kong Highpower Technology Co., Ltd. and Citibank, N.A., Hong Kong Branch (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.20

Term Loan Agreement dated as of December 21, 2010 by and between Hong Kong Highpower Technology Co., Ltd. and Wing Lung Bank Limited (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.21

Banking Facility dated as of April 9, 2010 by and between Hong Kong Highpower Technology Co., Ltd. and Standard Chartered Bank (China) Limited (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.21(a)

Guarantee dated as of May 26, 2010 by and between Standard Chartered Bank (Hong Kong) Limited and Dang Yu Pan (incorporated by reference to Exhibit 10.14(a) to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

10.21(b)

Amendment Letter to Guarantee dated as of January 21, 2011 by and between Standard Chartered Bank (Hong Kong) Limited and Dang Yu Pan (incorporated by reference to Exhibit 10.4(b) to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant's Quarterly Report on form 10-Q filed with the Securities and Exchange Commission on May 16, 2011).

23.1	Consent of Marcum Bernstein & Pinchuk LLP.

23.2	Consent of Dominic K.F. Chan & Co.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

55

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	The Registrant received from the Securities and Exchange Commission an order dated June 9, 2008 granting confidential treatment under the Securities Exchange Act of 1934.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

56

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Highpower International, Inc.

We have audited the accompanying consolidated balance sheet of Highpower International, Inc. and Subsidiaries (together the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows (together the “consolidated financial statements”) for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of the Company as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk llp

New York, New York

March 30, 2012

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Highpower International Inc.

We have audited the accompanying consolidated balance sheet of Highpower International, Inc. (formerly known as “Hong Kong Highpower Technology Inc.”) and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong

March 1, 2011

(March 22, 2012 as to the effects of correcting the 2010 financial statements as disclosed in Note 2.)

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	5,175,623	8,490,629
Restricted cash	12,708,999	6,044,960
Accounts receivable, net	21,129,418	19,949,243
Notes receivable	515,107	256,574
Prepayments	4,251,723	2,115,142
Other receivables	1,041,614	793,405
Inventories	13,512,942	13,944,352

Total Current Assets	58,335,426	51,594,305

Property, plant and equipment, net	25,462,656	13,837,581
Land use right, net	3,132,965	3,022,293
Intangible asset, net	750,000	800,000
Investment in an associate	-	103,123
Investment securities	-	53,904
Deferred tax assets	857,209	785,226
Foreign currency derivatives assets	15,653	-

TOTAL ASSETS	88,553,909	70,196,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Foreign currency derivatives liabilities	-	77,699
Accounts payable	22,153,822	12,889,297
Notes payable	17,909,843	9,896,169
Letter of credit	2,880,000	1,341,924
Other payables and accrued liabilities	6,941,063	4,983,269
Income taxes payable	411,536	1,164,007
Bank borrowings	9,545,383	11,300,939

Total Current Liabilities	59,841,647	41,653,304

COMMITMENTS AND CONTINGENCIES

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars)

	December 31,	December 31,
	2011	2010
STOCKHOLDERS’ EQUITY
Preferred stock
(Par value: $0.0001, authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, authorized: 100,000,000 shares, 13,582,106 shares issued and outstanding at December 31, 2011 and 2010)	1,358	1,358
Additional paid-in capital	5,831,237	5,180,318
Statutory and other reserves	2,726,390	2,596,155
Retained earnings	15,638,656	18,222,890
Accumulated other comprehensive income	4,514,621	2,542,407

TOTAL STOCKHOLDERS’ EQUITY	28,712,262	28,543,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	88,553,909	70,196,432

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	For the year ended December 31,
	2011	2010

Net sales	110,600,477	104,152,816
Cost of sales	(92,852,899)	(82,583,007)

Gross profit	17,747,578	21,569,809
Research and development costs	(3,239,436)	(1,781,813)
Selling and distribution costs	(4,451,548)	(4,046,012)
General and administrative costs, including stock-based compensation	(9,739,554)	(7,853,623)
Litigation expenses	(1,500,000)	-
Loss on exchange rate difference	(851,899)	(785,576)
Loss on derivative instruments	(54,229)	(11,984)
Loss in equity of an associate	(108,346)	(39,391)
	(19,945,012)	(14,518,399)
(Loss) income from operations	(2,197,434)	7,051,410
Other income	752,875	393,521
Interest expenses	(545,884)	(281,854)

(Loss) income before taxes	(1,990,443)	7,163,077
Income taxes expense	(463,556)	(1,208,933)

Net (loss) income for the year	(2,453,999)	5,954,144

Other comprehensive income
Foreign currency translation gain	1,972,214	518,549
Comprehensive (loss) income	(481,785)	6,472,693

(Loss) earnings per share of common stock
- Basic	(0.18)	0.44
- Diluted	(0.18)	0.44

Weighted average common shares outstanding
- Basic	13,582,106	13,582,106
- Diluted	13,582,106	13,629,606

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

				Additional	Statutory		Accumulated other
	Preferred	Common stock		paid-in	and other	Retained	comprehensive
	stock	Shares	Amount	capital	reserves	earnings	income	Total

Balance, December 31, 2009	-	13,582,106	1,358	5,065,426	1,879,675	12,985,226	2,023,858	21,955,543
Foreign currency translation adjustments	-	-	-	-	-	-	518,549	518,549
Share based compensation expenses	-	-	-	114,892		-	-	114,892
Transfer to statutory and other reserves	-	-	-	-	716,480	(716,480)	-	-
Net income	-	-	-	-		5,954,144	-	5,954,144

Balance, December 31, 2010	-	13,582,106	1,358	5,180,318	2,596,155	18,222,890	2,542,407	28,543,128

Foreign currency translation adjustments	-	-	-	-	-	-	1,972,214	1,972,214
Share based compensation expenses	-	-	-	650,919	-	-	-	650,919
Transfer to statutory and other reserves	-	-	-	-	130,235	(130,235)	-	-
Net loss	-	-	-	-	-	(2,453,999)	-	(2,453,999)

Balance, December 31, 2011	-	13,582,106	1,358	5,831,237	2,726,390	15,638,656	4,514,621	28,712,262

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31,
	2011	2010
Cash flows from operating activities
Net (loss) income	(2,453,999)	5,954,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,848,824	1,505,317
Allowance for doubtful accounts	387,734	19,103
Allowance for inventory obsolescence	228,843	26,241
Loss on disposal of property, plant and equipment	24,279	87,741
Loss on exchange rate difference	851,899	785,576
Equity loss in an associate	108,346	-
Loss on derivative instruments	54,229	11,984
Deferred income tax	(27,532)	(59,531)
Share based payment	650,919	114,891
Changes in operating assets and liabilities:
Accounts receivable	(672,361)	(5,052,739)
Notes receivable	(241,465)	340,221
Prepayments	(1,936,925)	(401,639)
Other receivables	(225,015)	(140,173)
Inventories	1,151,831	(3,337,027)
Accounts payable	3,107,868	2,150,583
Other payables and accrued liabilities	1,630,890	1,419,961
Income taxes payable	(793,633)	287,268
Net cash flows provided by operating activities	3,694,732	3,711,921

Cash flows from investing activities
Acquisition of property, plant and equipment	(7,674,215)	(5,201,977)
Investment in associate	-	(103,123)
Net cash flows used in investing activities	(7,674,215)	(5,305,100)

Cash flows from financing activities
Proceeds from bank borrowings	13,936,095	11,703,718
Repayment of bank borrowings	(16,186,300)	(4,691,110)
Proceeds from notes payable	36,655,387	21,556,479
Repayment of notes payable	(29,407,905)	(18,715,372)
Proceeds from letter credit	11,403,244	8,129,007
Repayment of letter credit	(9,916,133)	(9,585,337)
Increase in restricted cash	(6,279,671)	(566,542)
Net cash flows provided by financing activities	204,717	7,830,843
Effect of foreign currency translation on cash and cash equivalents	459,760	(714,621)
Net (decrease) increase in cash and cash equivalents	(3,315,006)	5,523,043
Cash and cash equivalents - beginning of year	8,490,629	2,967,586
Cash and cash equivalents - end of year	5,175,623	8,490,629

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	1,303,348	1,036,479
Interest expenses	788,815	406,534

Non-cash transactions
Accounts payable for construction in progress	5,319,488	-

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Principal activities and organization

The consolidated financial statements include the financial statements of Highpower International, Inc. (“Highpower”) and its subsidiaries, Hong Kong Highpower Technology Company Limited (“HKHTC”), Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Highpower Energy Technology (Huizhou) Company Limited (“HZ Highpower”), Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”), Ganzhou Highpower Technology Company Limited (“GZ Highpower”) and Icon Energy System Company Limited (“ICON”). Highpower and its subsidiaries are collectively referred to as the “Company”.

Highpower was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire. HKHTC was incorporated in Hong Kong on July 4, 2003 and organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries. All other subsidiaries were incorporated in People’s Republic of China (“PRC”).

On April 2, 2011, the Company invested $1,000,000 in ICON, which is a wholly-owned subsidiary of HKHTC. ICON researches and produces advanced battery packs and systems.

The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Company Limited (“HKHTC”)	Hong Kong July 4, 2003	100%	Investment holding, manufacturing and trading of batteries

Shenzhen Highpower Technology Company Limited (“SZ Highpower”)	PRC October 8, 2002	100%	Manufacturing of batteries

Highpower Energy Technology (Huizhou) Company Limited (“HZ Highpower”)	PRC January 29, 2008	100%	Inactive

Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”)	PRC June 4, 2008	100%	Manufacturing of batteries

Ganzhou Highpower Technology Company Limited (“GZ Highpower”)	PRC September 21, 2010	100%	Processing, marketing and research of battery materials
Icon Energy System Company Limited. (“ICON”)	PRC February 23, 2011	100%	Research and production of advanced battery packs and systems

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Corrections to previously issued consolidated financial statements

During the preparation of the Company’s financial statements for the year ended December 31, 2011, the Company identified errors related to: 1) the separate presentation of loss of derivative instruments related to currency forwards as an operating cost line item in the statement of operations, which was previously included in other income for settled transactions and other comprehensive income under cash flow hedge for unsettled transactions; 2) recognize deferred tax assets for prior years; 3) correct accounting errors such as cut off errors and double entries.

The Company has also reclassified certain comparative amounts in the consolidated financial statements for 2010 to conform to the current year’s presentation. The principal reclassifications related to: 1) the separate presentation of prepayments and other receivables in the consolidated balance sheets; 2) the separate presentation of notes payable and letter of credit in the consolidated balance sheets, which were previously included in bank borrowings; 3) the separate presentation of statutory and other reserves in the consolidated balance sheets, which were previously included in retained earnings; 4) the separate presentation of research and development costs as an operating cost line item in the statement of operations, which was previously included in general and administrative costs. These reclassifications did not have an impact on reported total assets, liabilities and stockholders’ equity.

The following table summarized the corrections made to the previously reported 2010 consolidated balance sheet, consolidated statement of operations and comprehensive income (loss), consolidated statement of cash flows, and consolidated statement of changes in stockholders’ equity.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Corrections to previously issued consolidated financial statements (continued)

Selected consolidated balance sheet information as of December 31, 2010:

	December 31, 2010
	As previously reported	Corrections	As corrected
ASSETS
Current Assets:
Accounts receivable, net	20,846,540	(897,297)	19,949,243
Prepayments	3,231,211	(1,116,069)	2,115,142
Other receivables	-	793,405	793,405
Inventories	13,447,432	496,920	13,944,352
Total Current Assets	52,317,346	(723,041)	51,594,305

Deferred tax assets	-	785,226	785,226
Property, plant and equipment, net	13,652,254	185,327	13,837,581

TOTAL ASSETS	69,948,920	247,512	70,196,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	13,407,204	(517,907)	12,889,297
Notes payable	-	9,896,169	9,896,169
Letter of credit	-	1,341,924	1,341,924
Bank borrowings	22,539,032	(11,238,093)	11,300,939
Total Current Liabilities	42,171,211	(517,907)	41,653,304

STOCKHOLDERS’ EQUITY
Statutory and other reserves	-	2,596,155	2,596,155
Retained earnings	20,120,284	(1,897,394)	18,222,890
Accumulated other comprehensive income	2,475,749	66,658	2,542,407
TOTAL STOCKHOLDERS’ EQUITY	27,777,709	765,419	28,543,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	69,948,920	247,512	70,196,432

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Corrections to previously issued consolidated financial statements (continued)

Selected consolidated statement of operations and comprehensive income information for the year ended December 31, 2010:

	For the year ended December 31, 2010
	As previously reported	Corrections	As corrected

Net sales	104,854,870	(702,054)	104,152,816
Cost of sales	(83,079,927)	496,920	(82,583,007)

Gross profit	21,774,943	(205,134)	21,569,809
Research and development	-	(1,781,813)	(1,781,813)
Depreciation	(320,123)	320,123	-
Selling and distribution costs	(4,046,012)	-	(4,046,012)
General and administrative costs	(9,315,313)	1,461,690	(7,853,623)
Loss on exchange rate difference	(785,576)	-	(785,576)
Loss on derivative instruments	-	(11,984)	(11,984)
Loss of an associate	(39,391)	-	(39,391)
	(14,506,415)	(11,984)	(14,518,399)
Income from operations	7,268,528	(217,118)	7,051,410
Other income	448,196	(54,675)	393,521
Interest expense	(406,534)	124,680	(281,854)

Income before taxes	7,310,190	(147,113)	7,163,077
Income taxes	(1,268,464)	59,531	(1,208,933)

Net income	6,041,726	(87,582)	5,954,144

Other comprehensive income
- Foreign currency translation gain	518,549	-	518,549
- Loss on cash flow hedge	(66,658)	66,658	-

Comprehensive income	6,493,617	(20,924)	6,472,693

Earnings per share of common stock
- Basic	0.44	(0.006)	0.44
- Diluted	0.44	(0.006)	0.44

Weighted average common shares outstanding
- Basic	13,582,106		13,582,106
- Diluted	13,629,606		13,629,606

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Corrections to previously issued consolidated financial statements (continued)

Selected consolidated statement of operations and comprehensive income information for the year ended December 31, 2010:

					Statutory		Accum.
				Additional	and		other
	Preferred	Common stock		paid-in	other	Retained	compreh.
	Stock	Shares	Amount	capital	reserves	Earnings	income	Total

As previously reported
Balance, December 31, 2009	-	13,582,106	1,358	5,065,426	-	14,078,558	2,023,858	21,169,200
Foreign currency translation adjustments	-	-	-	-	-	-	518,549	518,549
Share based compensation expenses	-	-	-	114,892	-	-	-	114,892
Settlement of cash flow hedges	-	-	-	-	-	-	11,041	11,041
Net deferred loss from cash flow hedges	-	-	-	-	-	-	(77,699)	(77,699)
Net income	-	-	-	-	-	6,041,726	-	6,041,726
Balance, December 31, 2010	-	13,582,106	1,358	5,180,318	-	20,120,284	2,475,749	27,777,709

Corrections
Balance, December 31, 2009	-	-	-	-	1,879,675	(1,093,332)	-	786,343
Transfer to statutory and other reserves	-	-	-	-	716,480	(716,480)	-	-
Settlement of cash flow hedges	-	-	-	-	-	-	(11,041)	(11,041)
Net deferred loss from cash flow hedges	-	-	-	-	-	-	77,699	77,699
Net income	-	-	-	-	-	(87,582)	-	(87,582)
Balance, December 31, 2010	-	-	-	-	2,596,155	(1,897,394)	66,658	765,419

As corrected
Balance, December 31, 2009	-	13,582,106	1,358	5,065,426	1,879,675	12,985,226	2,023,858	21,955,543
Foreign currency translation adjustments	-	-	-	-	-	-	518,549	518,549
Share based compensation expenses	-	-	-	114,892	-	-	-	114,892
Transfer to statutory and other reserves	-	-	-	-	716,480	(716,480)	-	-
Net income	-	-	-	-	-	5,954,144	-	5,954,144
Balance, December 31, 2010	-	13,582,106	1,358	5,180,318	2,596,155	18,222,890	2,542,407	28,543,128

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Corrections to previously issued consolidated financial statements (continued)

Selected consolidated statement of cash flow information for the year ended December 31, 2010:

	For the year ended December 31, 2010
	As previously reported	Corrections	As corrected

Cash flows from operating activities
Net income	6,041,726	(87,582)	5,954,144

Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	4,911	14,192	19,103
Allowance for inventory obsolescence	-	26,241	26,241
Loss on exchange rate difference	-	785,576	785,576
Deferred income tax	-	(59,531)	(59,531)
Loss on derivative instruments	-	11,984	11,984
Changes in operating assets and liabilities:
Accounts receivable	(5,950,037)	897,298	(5,052,739)
Prepayments	(864,476)	462,837	(401,639)
Other receivables	-	(140,173)	(140,173)
Inventories	(2,813,866)	(523,161)	(3,337,027)
Accounts payable	2,668,490	(517,907)	2,150,583

Net cash flows provided by operating activities	2,842,147	869,774	3,711,921

Cash flows from investing activities
Acquisition of property, plant and equipment	(5,077,297)	(124,680)	(5,201,977)

Net cash flows used in investing activities	(5,180,420)	(124,680)	(5,305,100)

Effect of foreign currency translation on cash and cash equivalents	30,473	(745,094)	(714,621)

3.	Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Summary of significant accounting policies (continued)

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenues; the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair values of financial instruments; and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

During the year ended December 31, 2011, one major customer accounted for 10% or more of total net revenue. The percentage of total net sales from this one major customer in the year ended December 31, 2011 and 2010 was 20% and 25%, respectively.

The Company’s top two third-party customers accounted for an aggregate of 25% of the accounts receivable as of December 31, 2011 and 34% of the accounts receivable as of December 31, 2010.

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

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories is written down to their fair value for the difference with charges to cost of sales. $523,921 and $303,445 was written down for inventories as of December 31, 2011 and 2010, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Buildings	5% - 10%
Furniture, fixtures and office equipment	20%
Leasehold improvement	50%
Machinery and equipment	10%
Motor vehicles	20%

Upon sale or disposal, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress represented capital expenditures in respect of direct costs of construction or acquisition and design fees incurred, and the interest expenses directly related to the construction. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

Investment securities

Investments in less than twenty percent owned entities are accounted for under the cost basis and are reviewed for impairment periodically.

Intangible assets

Intangible assets represent a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic Battery Company, Inc. (Ovonic), an unrelated party, to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (“Consumer Batteries”) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. The value of the licenses was established based on historic acquisition costs.

Intangible assets are amortized over their estimated useful lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Summary of significant accounting policies (continued)

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 605. All of the following criteria must exist in order for the Company to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no incentive programs.

Research and development

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, employee benefits, materials, supplies, maintenance of research equipment. All costs associated with research and development are expensed as incurred.

Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. No advertising expense was recorded for the years ended December 31, 2011 and 2010.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in 2011. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years which remain subject to examination as of December 31, 2011.

Comprehensive income

Recognized revenue, expenses, gains and losses are included in net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss is consisted solely of foreign currency translation adjustments, net of the income tax effect.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Summary of significant accounting policies (continued)

Foreign currency translation and transactions

Highpower’s functional currency is the United States dollar (“US$”). HKHTC ’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of the Company’s subsidiaries in the PRC is the Renminbi (“RMB”).

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

The Company’s reporting currency is US$. Assets and liabilities of the HKHTC and PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, deposits, trade and other payables, bank borrowings, approximate their fair values due to the short-term maturity of such instruments.

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

The Company establishes a fair value hierarchy that requires to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company measures fair value using three levels of inputs that may be used to measure fair value:

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

Earnings per share

Basic earnings per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

There were 692,500 and 100,000 options and warrants outstanding as of December 31, 2011 and 2010, respectively, which were not included in the calculation of diluted income per share for the years ended because their effect would have been anti-dilutive.

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-04 which amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The new guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective for the Company on January 1, 2012 and is not expected to have a material impact on its financial statements.

In June 2011, ASU 2011-05 was issued pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the Company’s equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The new guidance, except for the provision deferred, is effective for fiscal years that begin after December 15, 2011. We have adopted the disclosure provisions of this standard on a retrospective basis, except for the provision deferred. This adoption did not have an impact on our results of operations or financial position.

Except for the ASUs above, in the year ended December 31, 2011, the FASB has issued ASU No. 2011-01 through ASU 2011-12, which are not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Accounts receivable, net

As of December 31, 2011 and December 31, 2010, accounts receivable included the following:

	December 31,	December 31,
	2011	2010
	$	$

Accounts receivable	21,520,763	20,048,353
Less: allowance for doubtful debts	391,345	99,110

	21,129,418	19,949,243

The Company experienced bad debts of $387,734 and $19,103, respectively, during the years ended December 31, 2011 and 2010.

The Company wrote off $149,830 and $4,911, respectively, in accounts receivable in the years ended December 31, 2011 and 2010.

5.	Prepayments

	December 31,	December 31,
	2011	2010
	$	$

Purchase deposits	2,718,685	688,041
Advances to staff	48,678	72,047
Other deposits and prepayments	871,679	500,362
Value-added tax prepayment	612,681	854,692

	4,251,723	2,115,142

6.	Other receivables

	December 31,	December 31,
	2011	2010
	$	$

Deposit for land use right	755,354	473,596
Other receivables	286,260	319,809

	1,041,614	793,405

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Inventories

	December 31,	December 31,
	2011	2010
	$	$

Raw materials	4,508,201	4,710,071
Work in progress	900,440	1,375,811
Finished goods	7,923,101	7,797,916
Packing materials	15,581	15,453
Consumables	165,619	45,101

	13,512,942	13,944,352

The Company experienced impairment loss of $228,843 and $26,241, respectively, for the year ended December 31, 2011 and 2010.

8.	Property, plant and equipment, net

	December 31,	December 31,
	2011	2010
	$	$
Construction in progress	14,016,485	3,684,822
Furniture, fixtures and office equipment	2,734,321	2,310,868
Leasehold improvement	98,305	732,560
Machinery and equipment	13,429,090	10,783,907
Motor vehicles	1,225,948	1,045,843
Building	268,717	253,709
	31,772,866	18,811,709
Less: accumulated depreciation	6,310,210	4,974,128
	25,462,656	13,837,581

The Company recorded depreciation expenses of $1,719,305 and $1,388,218 for the years ended December 31, 2011 and 2010, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of December 31, 2011 and December 31, 2010.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Land use right, net

	December 31,	December 31,
	2011	2010
	$	$

Cost	3,405,396	3,215,205
Accumulated amortization	(272,431)	(192,912)

Net	3,132,965	3,022,293

The land use right is being amortized annually using the straight-line method over the lease terms of 50 years. The Company recorded amortization expenses of $79,519 and $67,099 for the years ended December 31, 2011 and 2010, respectively.

The land use right was pledged as collateral for bank loans as of December 31, 2011 and December 31, 2010.

10.	Intangible assets

	December 31,	December 31,
	2011	2010
	$	$
Consumer battery license fee
Cost	1,000,000	1,000,000
Accumulated amortization	(250,000)	(200,000)

Net	750,000	800,000

SZ Highpower entered into a Consumer Battery License Agreement with Ovonic, an unrelated party, dated May 14, 2004, pursuant to which SZ Highpower acquired a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (Consumer Batteries) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. On August 8, 2007, SZ Highpower and Ovonic amended the Consumer Battery License Agreement pursuant to which SZ Highpower agreed to pay an up-front royalty payment of $1,000,000 by four annual installments and an annual royalty fee based on the gross sales of Consumer Batteries over the term of the Consumer Battery License Agreement. As of December 31, 2011, the Company recognized unpaid royalty fees of approximately $877,905 in other payables and accrued liabilities.

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement over a period of 20 years on the straight line basis over the estimated useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan. Amortization expenses included in selling and distribution costs for the year ended December 31, 2011 and 2010 were $50,000, and $50,000, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Investment in an associate

	December 31,	December 31,
	2011	2010
	$	$

Acquisition of associate	142,514	142,514
Share of loss - accumulated	(142,514)	(39,391)

Net	-	103,123

On March 22, 2010, the Company acquired 40% of the share capital of Springpower International, Inc (“Springpower”), which is an intellectual property development company operating in Canada, and accounted for the investment as an investment in an associate under the equity method. Pursuant to the shareholders’ agreement by and among the Company and the other shareholders of Springpower, the Company was required to make three installment payments to Springpower. The Company paid the first installment of $142,514 (CAD$150,000) before its due date of April 22, 2010.

Pursuant to the shareholders’ agreement, the Company was required to make further two contributions of CAD$150,000 to Springpower within 30 days of each of March 22, 2011 and March 22, 2012. Pursuant to the agreement, if the Company failed to make any of the payments when required and could not locate another investor to take over its obligation to make the payments pursuant to the agreement within 90 days after the due date of any missed payment, its shares of Springpower would be canceled.

After much evaluation of the technologies being developed by Springpower and the readiness of those technologies for commercialization, the Company decided to terminate its investment in Springpower and did not make the payment required within 30 days of March 22, 2011, and did not find a successor within the 90 days period after such payment’s due date. The Company’s shares of Springpower were effectively canceled, and the Company recognized the write off the investment as of December 31, 2011.

12.	Other payables and accrued liabilities

	December 31,	December 31,
	2011	2010
	$	$

Accrued expenses	4,348,657	2,469,391
Royalty payable	877,905	1,159,594
Sales deposits received	1,196,711	1,007,201
Other payables	517,790	347,083

	6,941,063	4,983,269

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Taxation

The Company and its subsidiaries file tax returns separately.

1) VAT

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred.

The Company’s PRC subsidiaries are subject to VAT at 17% of their revenues.

2) Income tax

United States

Highpower is incorporated in Delaware and is subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%. As Highpower does not conduct any business in the U.S. or Delaware, it is not subject to U.S. and Delaware state corporate income tax. No deferred U.S. taxes are recorded since all accumulated profits in the PRC will be permanently reinvested in the PRC.

Hong Kong

HKHTC, incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on the taxable income.

SZ Highpower has obtained the approval and is qualified as a New and High-Tech Enterprise (“NHTE”) by the Shenzhen Tax Bureau and according to the PRC Enterprise Income Tax Law. It is eligible to enjoy a preferential tax rate of 15% for the calendar year of 2011. All the other PRC subsidiaries are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2011 and 2010.

The components of the provision for income taxes expenses are:

	For the year ended December 31,
	2011	2010
	$	$
Current	491,088	1,268,464
Deferred	(27,532)	(59,531)

Total	463,556	1,208,933

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Taxation (continued)

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	For the year ended December 31,
	2011	2010
	$	$
(Loss) income before tax	(1,990,443)	7,163,077

Provision for income taxes at applicable income tax rate	(541,450)	1,805,000
Effect of preferential tax rate	(256,082)	(825,130)
Non-deductible expenses	654,938	73,878
Change in valuation allowance	606,150	155,185

Effective enterprise income tax	463,556	1,208,933

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	For the year ended December 31,
	2011	2010
	$	$
Tax loss carry-forward	591,542	648,191
Allowance for doubtful receivables	85,400	17,573
Allowance for inventory obsolescence	134,248	77,037
Fair value change of currency forwards	(19,415)	11,655
Difference for sales cut-off	65,434	30,770

	857,209	785,226

14.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $17,909,843 and $9,896,169 as of December 31, 2011 and 2010, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.	Bank borrowings

	December 31,	December 31,
	2011	2010
	$	$

Secured and repayable within one year
Short term bank loans	9,545,383	11,300,939

As of December 31, 2011, the above bank borrowings were for working capital purposes and were secured by personal guarantees executed by certain directors of the Company and a land use right with carrying amount $3,132,965 pledged as collateral (see Note 9). Weighted-average interest rates were 4.42% and 4.60% as of December 31, 2011 and 2010, respectively.

The Company experienced interest expenses of $835,096 and $406,534, during the year ended December 31, 2011 and 2010, respectively, of which $289,212 and $124,680 was capitalized for the years ended December 31, 2011 and 2010, respectively.

16.	Share-based payment

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a contractual term of ten years and generally vest over four to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to the fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of December 31, 2011, approximately 1,338,000 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based payment (continued)

Share-based compensation related to employees

	Number	Weighted Average Exercise	Remaining Contractual Term in
	of Shares	Price	Years

Outstanding, January 1, 2011	-	-

Granted	1,015,000	$3.23
Exercised	-	-
Forfeited	(85,000)	$3.55
Canceled	(300,000)	$3.55

Outstanding, December 31, 2011	630,000	$3.04	9.23
Exercisable, December 31, 2011	103,000	3.55	9.06
Vested and expected to vest, December 31, 2011	525,163	$3.06	9.22

The aggregate intrinsic value of options exercisable and options vested and expected to vest at December 31, 2011 was zero. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares

During the year ended December 31, 2011 the Company granted options to purchase 1,015,000 shares of common stock to twelve employees at a weighted average exercise price of $3.23 per share. As of the date of this report, four employees had resigned and options to purchase a total of 85,000 shares had been forfeited in accordance with the terms and conditions of the 2008 Plan. In addition, an option to purchase 300,000 shares was canceled due to a significant change in one employee’s role within the Company.

The weighted-average fair value of options granted to employees for the year ended December 31, 2011 was $1.38 per share as calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

Expected volatility	40.08%
Risk-free interest rate	2.30%
Expected term from grant date(in years)	6.15
Dividend rate	-
Fair value	$1.38

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based payment (continued)

Share-based payment to nonemployees

	Number	Exercise	Contractual Term
	of Shares	Price	Years

Outstanding, January 1, 2011	-	-

Granted	15,000	$3.41
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2011	15,000	$3.41	9.17
Exercisable, December 31,2011	-	-	-
Vested and expected to vest, December 31, 2011	11,901	3.41	9.17

The Company granted an option to purchase 15,000 shares of common stock on March 4, 2011 to a consultant at a per share exercise price of $3.41, in exchange for services from the consultant. The measurement date for nonemployee options is the earlier of the date that a performance commitment is reached or the date at which performance is complete. The Company considers that the measurement date is the date the performance is complete (the vesting date of the shares covered by the option). The resulting value is recognized as expense on a straight-line basis over the period during which services are received.

The grant date fair values of stock options granted to nonemployees were calculated using the Black-Scholes pricing model with the following weighted-average assumptions:

Expected volatility	39.45%
Risk-free interest rate	2.53%
Expected term from grant date(in years)	6.50
Dividend rate	-
Fair value	$1.22

Total share-based payment expenses

No share-based payment expense was capitalized in the periods presented. As of December 31, 2011 the gross amount of unrecognized share-based compensation expense relating to unvested share-based compensation was approximately $0.6 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 2.85 years.

In connection with the grant of stock options to employees and nonemployees, the Company recorded stock-based compensation charges of $650,652 and $267, respectively, for the year ended December 31, 2011.

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

Expected Volatility

The Company has limited stock trading history and it is not able to reasonably estimate the fair value of its equity share options because it is not practicable for it to estimate the expected volatility of its share price. The expected volatilities used for the year ended December 31, 2011 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

Risk free Interest Rate

The risk free interest rate assumption is based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock options.

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

The following tables set forth the computation of basic and diluted earnings per common share for the year ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010
	$	$
Numerator for basic and diluted earnings per share
Net (loss) income	(2,453,999)	5,954,144

Denominator for basic earnings per share
Weighted-average shares outstanding	13,582,106	13,582,106
Dilutive effect of securities	-	47,500
Denominator for diluted earnings per share	13,582,106	13,629,606

Basic (loss) earnings per common share	(0.18)	0.44
Diluted (loss) earnings per common share	(0.18)	0.44

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Stock options totaled 645,000 shares that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for the current period because they would have been anti-dilutive since the stock’s average market price did not exceed the exercise price. Warrants totaled 47,500 shares that could potentially dilute earnings per share which were not included in the fully diluted computation for the current period, since the stock’s average market price did not exceed the exercise price.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.	Share warrants

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

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At December 31, 2011, warrants to purchase 47,500 shares of common stock were still outstanding.

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

The total amounts for such employee benefits, which were expensed as incurred, were $868,675 and $670,808 for the years ended December 31, 2011 and 2010, respectively.

20.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2012 to 2016, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of December 31, 2011 are as follows:

$
2012	1,212,594
2013	592,953
2014	309,025
2015	297,244
2016	297,244

2,709,060

Rent expenses for the years ended December 31, 2011 and 2010 were $1,166,522 and $948,450, respectively.

Capital commitments and contingency

The Company had contracted capital commitments of $1,755,387 and $7,072,213, respectively, for the construction of the Huizhou plant as of December 31, 2011 and 2010.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

21.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment.

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	For the year ended December 31,
	2011	2010
	$	$
Net revenue
Hong Kong and China	57,419,747	58,289,354
Asia	8,068,622	6,018,456
Europe	30,146,693	27,874,479
North America	14,472,669	11,225,024
South America	159,502	333,606
Africa Others	182,381	158,291
Others	150,863	253,606

	110,600,477	104,152,816

	December 31,	December 31,
	2011	2010
	$	$
Accounts receivable
Hong Kong and China	14,359,354	14,749,041
Asia	740,289	603,275
Europe	4,973,601	3,441,242
North America	1,036,100	1,145,676
South America	18,950	2,080
Africa	1,124	7,929

	21,129,418	19,949,243

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

22.	Subsequent events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and identified following events:

On February 8, 2012, GZ Highpower, which was incorporated in September 21, 2010 and is wholly owned by SZ Highpower with registered capital of RMB2,000,000 ($295,016), increased its registered capital to RMB30,000,000 ($4,762,586). SZ Highpower hold 60% of the equity interest of GZ Highpower, and four founding management members hold the remaining 40%. Prior to February 8, 2012, the paid-in capital was approximately RMB15,000,000 ($2,381,293).

On March 8, 2012, the Company invested RMB5,000,000 ($791,377) in Huizhou Highpower Technology Limited (“HZ HTC”), which is a wholly-owned subsidiary of SZ Highpower. HZ HTC engages in the manufacture of batteries.

