Form 10-K/A
period 2011-12-31
Highpower International, Inc.
filed 2012-05-01
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Yes  ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2011 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $26.21 million.

There were 13,582,106 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 25, 2012. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ.”

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K (the “Amendment No. 2”) of Highpower International, Inc. (“we” or the “Company”) amends our Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2011 (“Original Filing”), as amended by Amendment No. 1 filed with the SEC on April 10, 2012 (“Amendment No. 1”). This Amendment No. 2 is filed solely to file Exhibit 23.1 which was omitted from the Original Filing.

This Amendment No. 2 only amends information in Item 15. Except for Item 15, no other items of the Original Filing or Amendment No. 1 are being amended. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings. The certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been revised, as applicable to the disclosures that are amended by this Amendment No. 2, re-executed and re-filed as of the date of this Amendment No. 2.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 7 of this annual report on Form 10-K.
2.	Financial Statement Schedule: Not applicable.
3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on April 27, 2012.

Highpower International, Inc. (Registrant)

Dated: April 27, 2012		/s/ Henry Sun
	By:	Henry Sun Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Share Exchange Agreement, dated as of October 20, 2007, by and among the Registrant, Hong Kong Highpower Technology Company Limited and all of the shareholders of Hong Kong Highpower Technology Company Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

10.1	Form of Subscription Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2*	Consumer Battery License Agreement, amended as of August 8, 2011, by and between Shenzhen Highpower Technology Co., Ltd and Ovonic Battery Company, Inc. (incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2008).

10.3	State-owned Land Use Rights Grant Contract No. 441302 – B – 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.4#	Comprehensive Line of Credit dated as of December 12, 2011 by and between Shenzhen Development Bank Co., Ltd. and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.4(a)#	Guaranty Contract of Maximum Amount dated as of December 12, 2011 by and between Dang Yu Pan and Shenzhen Development Bank Co., Ltd. (translated to English).
10.4(b)#	Guaranty Contract of Maximum Amount dated as of December 12, 2011 by and between Springpower Technology (Shenzhen) Co., Ltd. and Shenzhen Development Bank Co., Ltd. (translated to English).
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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant's Quarterly Report on form 10-Q filed with the Securities and Exchange Commission on May 16, 2011).

23.1	Consent of Marcum Bernstein & Pinchuk LLP.

23.2#	Consent of Dominic K.F. Chan & Co.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** #	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+ #	XBRL Instance Document

101.SCH+ #	XBRL Taxonomy Extension Schema Document

101.CAL+ #	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+ #	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+ #	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+ #	XBRL Taxonomy Extension Presentation Linkbase Document

*	The Registrant received from the Securities and Exchange Commission an order dated June 9, 2008 granting confidential treatment under the Securities Exchange Act of 1934.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
+	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.
#	Previously filed.