Form 10-Q
period 2012-03-31
Highpower International, Inc.
filed 2012-05-15
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From            To

COMMISSION FILE NO.:  001-34098

HIGHPOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Building A1, 68 Xinxia Street, Pinghu, Longgang,

Shenzhen, Guangdong, 518111, People’s Republic of China

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

(86) 755-89686238

 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of May 12, 2012. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ.”

HIGHPOWER INTERNATIONAL, INC.

 FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED March 31, 2012

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	15,471,978	5,175,623
Restricted cash	14,250,014	12,708,999
Accounts receivable, net	19,007,781	21,129,418
Notes receivable	363,134	515,107
Prepayments	3,534,141	4,251,723
Other receivables	801,174	1,041,614
Inventories	12,804,687	13,512,942

Total Current Assets	66,232,909	58,335,426

Property, plant and equipment, net	26,862,126	25,462,656
Land use right, net	4,449,009	3,132,965
Intangible asset, net	737,500	750,000
Deferred tax assets	901,023	857,209
Foreign currency derivatives assets	286,214	15,653

TOTAL ASSETS	99,468,781	88,553,909

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	17,438,345	22,153,822
Notes payable	20,544,078	17,909,843
Letter of credit	2,880,000	2,880,000
Other payables and accrued liabilities	7,609,813	6,941,063
Income taxes payable	492,316	411,536
Short-term loan	12,729,762	9,545,383

Total Current Liabilities	61,694,314	59,841,647

Long-term loan	7,941,550	-

TOTAL LIABILITIES	69,635,864	59,841,647

COMMITMENTS AND CONTINGENCIES

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$
EQUITY
Stockholder’s equity
Preferred Stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)

Common stock
(Par value : $0.0001, Authorized: 100,000,000 shares, 13,582,106
shares issued and outstanding at March 31,2012 and December 31, 2011)	1,358	1,358
Additional paid-in capital	5,872,309	5,831,237
Statutory and other reserves	2,726,390	2,726,390
Retained earnings	15,641,841	15,638,656
Accumulated other comprehensive income	4,659,484	4,514,621

Total equity for the Company’s stockholders	28,901,382	28,712,262

Non-controlling interest	931,535	-

TOTAL EQUITY	29,832,917	28,712,262

TOTAL LIABILITIES AND EQUITY	99,468,781	88,553,909

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
	$	$

Net sales	20,602,783	26,950,666
Cost of sales	(16,930,524)	(22,950,308)

Gross profit	3,672,259	4,000,358
Research and development costs	(884,346)	(605,044)
Selling and distribution costs	(1,198,900)	(1,174,685)
General and administrative costs, including stock-based compensation	(2,014,485)	(2,106,838)
Loss on exchange rate difference	(31,330)	(172,936)
Gain (loss) of derivative instruments	337,103	(390,576)
Equity loss in an associate	-	(1,772)
	3,791,958	4,451,851
Loss from operations	(119,699)	(451,493)
Other income	167,033	152,136
Interest expenses	(12,318)	(89,550)

(Loss) income before taxes	35,016	(388,907)
Income taxes expenses	(53,325)	(5,761)

Net Loss	(18,309)	(394,668)
Less: net loss attributable to noncontrolling interest	(21,494)	-
Net income (loss) attributable to the Company	3,185	(394,668)

Comprehensive income (loss)
Net loss	(18,309)	(394,668)
Foreign currency translation gain (loss)	144,905	(18,783)
Comprehensive income (loss)	126,596	(413,451)

Less: comprehensive income attributable to noncontrolling interest	(21,452)	-
Comprehensive income (loss) attributable to the Company	148,048	(413,451)

Earnings (loss) per share of common stock attributable to the Company
- Basic and diluted	-	(0.03)

Weighted average number of common stock outstanding
- Basic and diluted	13,582,106	13,582,106

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net loss	(18,309)	(394,668)
Adjustments to reconcile net loss to net cash provided by operating activities :
Depreciation and amortization	493,486	444,860
Allowance for doubtful accounts	20,203	1,017
Allowance inventory obsolescence	105,749	42,878
Loss on disposal of property, plant and equipment	131	1,201
Loss on exchange rate difference	31,330	172,936
Equity loss in an associate	-	1,772
(Gain) loss on derivative instruments	(337,103)	390,576
Deferred income tax	(42,523)	-
Share based payment	41,073	228,621
Changes in operating assets and liabilities :
Accounts receivable	2,144,199	529,090
Notes receivable	152,459	(941,247)
Prepayments	780,082	(2,179,270)
Other receivable	241,553	(23,125)
Inventories	621,565	1,895,913
Accounts payable	(2,882,177)	1,271,830
Other payables and accrued liabilities	657,272	446,366
Income taxes payable	79,995	(16,189)
Net cash flows provided by operating activities	2,088,985	1,872,561

Cash flows from investing activities
Acquisition of plant and equipment	(3,542,211)	(1,045,693)
Acquisition of land use right	(1,327,923)	-
Net cash flows used in investing activities	(4,870,134)	(1,045,693)

Cash flows from financing activities
Proceeds from short-term bank loans	3,176, 620	4,042,044
Repayment of short-term bank loans	-	(4,340,759)
Proceeds from long-term bank loans	7,925,940	-
Proceeds from notes payable	8,367,572	6,546,482
Repayment of notes payable	(5,698,187)	(8,225,803)
Proceeds from letter of credit	-	2,631,936
Proceeds from non-controlling interest	951,113	-
Increase in restricted cash	(1,525,001)	(591,387)
Net cash flows provided by financing activities	13,198,057	62,513
Effect of foreign currency translation on cash and cash equivalents	(120,553)	(218,777)
Net increase in cash and cash equivalents	10,296,355	670,604
Cash and cash equivalents - beginning of period	5,175,623	8,490,629
Cash and cash equivalents - end of period	15,471,978	9,161,233

Supplemental disclosures for cash flow information :
Cash paid for :
Income taxes	15,854	15,422
Interest expenses	219,867	152,636
Non-cash transactions
Accounts payable for construction in progress	1,857,764	-

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and basis of presentation

The consolidated financial statements include the financial statements of Highpower International, Inc. (“Highpower”) and its subsidiaries, Hong Kong Highpower Technology Company Limited (“HKHTC”), Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Highpower Energy Technology (Huizhou) Company Limited (“HZ Highpower”), Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”), Ganzhou Highpower Technology Company Limited (“GZ Highpower”), Icon Energy System Company Limited (“ICON”) and Huizhou Highpower Technology Limited ("HZ HTC"). Highpower and its subsidiaries are collectively referred to as the “Company”.

Highpower was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire. HKHTC was incorporated in Hong Kong on July 4, 2003 and organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries. All other subsidiaries were incorporated in the People’s Republic of China (“PRC”).

On February 8, 2012, GZ Highpower, which was incorporated in September 21, 2010 and is wholly owned by SZ Highpower with registered capital of RMB2,000,000 ($293,574), increased its registered capital to RMB30,000,000 ($4,762,586). SZ Highpower holds 60% of the equity interest of GZ Highpower, and four founding management members hold the remaining 40%. As of March 31, 2012, the paid-in capital was approximately RMB15,000,000 ($2,381,293).

On March 8, 2012, the Company invested RMB5,000,000 ($791,377) in HZ HTC, which is a wholly-owned subsidiary of SZ Highpower. HZ HTC engages in the manufacture of batteries.

The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd ("HKHTC")	Hong Kong July 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd ("SZ Highpower")	PRC October 8, 2002	100%	Manufacturing & marketing of batteries

Highpower Energy Technology (Huizhou) Co., Ltd ("HZ Highpower")	PRC January 29, 2008	100%	Inactive

Springpower Technology (Shenzhen) Co., Ltd ("SZ Springpower")	PRC June 4, 2008	100%	Research & manufacturing of batteries

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and basis of presentation (continued)

Ganzhou Highpower Technology Co., Ltd ("GZ Highpower")	PRC September 21, 2010	60%	Processing, marketing and research of battery materials

Icon Energy System Co., Ltd. ("ICON")	PRC February 23, 2011	100%	Research and production of advanced battery packs and systems

Huizhou Highpower Technology Co., Ltd ("HZ HTC")	PRC March 8, 2012	100%	Inactive

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of March 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month period ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principle of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests represent the ownership interests in GZ Highpower that are held by owners other than the parent and are part of the equity of the consolidated group. The non-controlling interests are reported in the consolidated balance sheets within equity, separately from the stockholders’ equity. Net income or loss and comprehensive income or loss is attributed to the stockholders and the non-controlling interests. If losses attributable to the stockholders and the non-controlling interests in SZ Highpower exceed their interests in SZ Highpower’s equity, the excess, and any further losses attributable to the stockholders and the non-controlling interests, is attributed to those interests.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Summary of significant accounting policies (continued)

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

During the three months ended March 31, 2012 and 2011, there was one customer, Energizer Holdings, Inc., that accounted for 10% or more of total net revenue. The percentages of total net sales from Energizer Holdings, Inc. in the three months ended March 31, 2012 and 2011 were 13.2% and 20%, respectively.

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

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories is written down to their fair value for the difference with charges to cost of sales. $513,262 and $523,921 was written down for inventories as of March 31, 2012 and December 31, 2011, respectively.

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

Construction in progress represents capital expenditures for direct costs of construction or acquisition and design fees incurred, and the interest expense directly related to the construction. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Intangible assets

Intangible assets represent a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic Battery Company, Inc. (“Ovonic”), an unrelated party, to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (“Consumer Batteries”) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. The value of the licenses was established based on historic acquisition costs.

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

Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the company or a desire to buy the company’s products and services, is expensed as incurred. No advertising expense was recorded for the three months ended March 31, 2012 and 2011.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in March 31, 2012 and December 31, 2011.

Comprehensive income

Recognized revenue, expenses, gains and losses are included in net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss are consisted solely of foreign currency translation adjustments, net of the income tax effect.

Foreign currency translation and transactions

Highpower’s functional currency is the United States dollar ("US$"). HKHTC's functional currency is the Hong Kong dollar ("HK$"). The functional currency of the Company’s subsidiaries in the PRC is the Renminbi ("RMB").

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

The Company’s reporting currency is US$. Assets and liabilities of HKHTC and the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

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

-Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

-Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

-Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Earnings (loss) per share

Basic earnings per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

There were 727,500 and 860,000 options and warrants outstanding as of March 31, 2012 and 2011, respectively, which were not included in the calculation of diluted income per share for the periods ended because their effect would have been anti-dilutive.

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company conforms to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Correction of previously issued consolidated financial statements

Certain comparative amounts in prior periods have been corrected to conform to the current period’s presentation. The principal corrections related to: 1) the separate presentation of loss of derivative instruments related to currency forwards as an operating cost line item in the statement of operations, which was previously included in other income for settled transactions and other comprehensive income under cash flow hedge for unsettled transactions; 2) the separate presentation of Research and development costs as an operating cost line item in the statement of operations, which was previously included in general and administrative costs; 3) correct accounting errors such as recognition of capitalized interest.

The Company also identified errors in the consolidated statements of operations and comprehensive income (loss) related to the weighted average number of common stock outstanding for diluted earnings per common share for the three months ended March 31, 2011. The Company should exclude potential common stock in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following table summarized the adjustments made to the previously reported consolidated statement of operations and comprehensive income (loss), and consolidated statement of cash flows for the three months ended March 31, 2011.

Selected consolidated statement of operations and comprehensive income (loss) information for the three months ended March 31, 2011:

	Three months ended March 31, 2011
	As previously reported	Corrections	As corrected

Research and development	-	(605,044)	(605,044)
Depreciation	(113,570)	113,570	-
General and administrative costs, including stock-based compensation	(2,598,312)	491,474	(2,106,838)
Loss on derivative instruments	(450,591)	60,015	(390,576)
	(4,511,866)	60,015	(4,451,821)
Loss from operations	(511,508)	60,015	(451,493)
Other income	232,548	(80,412)	152,136
Interest expense	(152,636)	63,086	(89,550)
Other expense	(23,964)	23,964	-

Loss before taxes	(455,560)	66,653	(388,907)

Net Loss	(461,321)	66,653	(394,668)

Other comprehensive income (loss)
- Loss on cash flow hedge	3,567	(3,567)	-

Comprehensive loss	(476,537)	63,086	(413,451)

Weighted average number of common stock outstanding
- Diluted	13,783,856	(201,750)	13,582,106

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Correction of previously issued consolidated financial statements (continued)

Selected consolidated statement of cash flow information for the three months ended March 31, 2011:

	Three months ended March 31, 2011
	As previously reported	Corrections	As corrected

Cash flows from operating activities
Net loss	(461,321)	66,653	(394,668)

Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for inventory obsolescence	-	42,878	42,878
Loss on exchange rate difference	-	172,936	172,936
Equity loss in an associate	-	1,772	1,772
Loss on derivative instruments	450,591	(60,015)	390,576
Net cash flows provided by operating activities	1,648,307	224,224	1,872,531

Effect of foreign currency translation on cash and cash equivalents	5,477	(224,224)	(218,747)

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Accounts receivable, net

As of March 31, 2012 and December 31, 2011, accounts receivable include the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$

Accounts receivable	19,419,448	21,520,763
Less: allowance for doubtful debts	411,667	391,345

	19,007,781	21,129,418

The Company experienced bad debt expenses of $20,203 and $1,017, respectively, during the three months ended March 31, 2012 and 2011.

The Company wrote off $457 and nil, respectively, in accounts receivable in the three months ended March 31, 2012 and 2011.

5.	Prepayments

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$

Purchase deposits paid	2,209,747	2,718,685
Advance to staff	158,423	48,678
Other deposits and prepayments	643,194	871,679
Valued-added tax prepayment	522,777	612,681

	3,534,141	4,251,723

6.	Other receivables

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$

Deposit for land use right	502,376	755,354
Other receivable	298,798	286,260

	801,174	1,041,614

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Inventories

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$

Raw materials	3,169,395	4,508,201
Work in progress	1,433,579	900,440
Finished goods	8,018,008	7,923,101
Packing materials	14,746	15,581
Consumables	168,959	165,619

	12,804,687	13,512,942

The Company experienced impairment loss of $105,749 and $42,878, respectively, for the three months ended March 31, 2012 and 2011.

8.	Property, plant and equipment, net

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$
Cost
Construction in progress	15,637,379	14,016,485
Furniture, fixtures and office equipment	2,750,494	2,734,321
Leasehold improvement	98,455	98,305
Machinery and equipment	13,677,548	13,429,090
Motor vehicles	1,173,579	1,225,948
Building	269,127	268,717
	33,606,582	31,772,866
Less: accumulated depreciation	6,744,456	6,310,210

	26,862,126	25,462,656

The Company recorded depreciation expenses of $461,300 and $415,965 for the three months ended March 31, 2012 and 2011, respectively.

The capitalized interest recognized in construction in progress was $699,360 and $492,716 as of March 31, 2012 and December 31, 2011, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of March 31, 2012 and December 31, 2011.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Land use right, net

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$

Cost
Land located in Huizhou	3,410,589	3,405,396
Land located in Ganzhou	1,330,538	-
	4,741,127	3,405,396
Accumulated amortization	(292,118)	(272,431)

Net	4,449,009	3,132,965

As of March 31, 2012, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, the PRC and Ganzhou City, Jiangxi Province, the PRC, with a total net carrying value of $4,449,009. The land use rights for land with area of approximately 126,605 square meters and 58,669 square meters which will expire on May 23, 2057 and January 4, 2062, respectively.

The land use right is being amortized annually using the straight-line method over the contract terms of 50 years. The Company recorded amortization expenses of $19,686 and $16,395 for the three months ended March 31, 2012 and 2011, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of March 31, 2012 and December 31, 2011.

10.	Intangible asset

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000
Accumulated amortization	(262,500)	(250,000)

Net	737,500	750,000

The Company is amortizing the $1,000,000 cost of the Consumer Battery License agreement over a period of 20 years on the straight line basis over the estimated useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan. Amortization expenses included in selling and distribution costs were $12,500 for the three months ended March 31, 2012 and 2011.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Other payables and accrued liabilities

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$

Accrued expenses	4,302,366	4,348,657
Royalty payable	920,200	877,905
Sales deposits received	1,825,844	1,196,711
Other payables	561,403	517,790

	7,609,813	6,941,063

12.	Taxation

The Company and its subsidiaries file tax returns separately.

1) VAT

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals ("taxpayers") that are engaged in the sale of products in the PRC are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred. The Company’s PRC subsidiaries are subject to VAT at 17% of their revenues.

2) Income tax

United States

Highpower was incorporated in Delaware and is subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%. As Highpower does not conduct any business in the U.S. or Delaware, it is not subject to U.S. and Delaware state corporate income tax. No deferred U.S. taxes are recorded since all accumulated profits in the PRC will be permanently reinvested in the PRC.

Hong Kong

HKHTC incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on the taxable income.

SZ Highpower has obtained the approval and is qualified as a New and High-Tech Enterprise ("NHTE") by the Shenzhen Tax Bureau and according to the PRC Enterprise Income Tax Law. It is eligible to enjoy a preferential tax rate of 15% for the calendar year of 2012 and 2011. All the other PRC subsidiaries are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2012 and 2011.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The components of the provision for income taxes are:

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
	$	$
Current	95,848	5,761
Deferred	(42,523)	-

Total	53,325	5,761

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
	$	$
(Loss) income before tax	35,016	(388,907)

Provision for income taxes at applicable income tax rate	(25,328)	(157,727)
Effect of preferential tax rate	(63,577)	9,354
Non-deductible expenses	111,811	12,685
Change in valuation allowance	30,419	141,449

Effective enterprise income tax	53,325	5,761

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
	$	$
Tax loss carry-forward	632,123	591,542
Allowance for doubtful receivables	(10,790)	85,400
Allowance for inventory obsolescence	128,316	134,248
Fair value change of currency forwards	85,456	(19,415)
Difference for sales cut-off	65,918	65,434

	901,023	857,209

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $20,544,078 and $17,909,843 as of March 31, 2012 and December 31, 2011, respectively.

14.	Short-term loans

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$

Secured and repayable within one year
Short- term bank loans	12,729,762	9,545,383

As of March 31, 2012, the above bank borrowings were for working capital purposes and were secured by personal guarantees executed by certain directors of the Company and a land use right with carrying amount $3,120,689 pledged as collateral.

The loans were primarily obtained for general working capital, carried interest rates ranging from 3.21% to 7.55% per annum.

15.	Long-term loans

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$

Secured and repayable over one year
Long- term bank loans	7,941,550	-

As of March 31, 2012, the above bank borrowings were for working capital purposes and were secured by personal guarantees executed by certain directors of the Company. The loans summarized in below table were five-year long-term loans, with interest rate of 7.59% per annum with interest payable quarterly.

Borrower	Amount	Annual rate	Date of Start	Repayment date
	$

Bank of China	1,588,310	7.590%	2012-1-21	2017-1-21
Bank of China	3,176,620	7.590%	2012-2-15	2017-2-15
Bank of China	3,176,620	7.590%	2012-3-28	2017-3-28

	7,941,550

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a contractual term of ten years and generally vest over four to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to the fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. At March 31, 2012, approximately 1,303,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

Share-based compensation related to employees

	Number	Weighted Average Exercise	Contractual Term in
	of Share	Price	Years

Outstanding, January 1, 2012	630,000	$3.04

Granted	100,000	$1.15
Exercised	-	-
Forfeited	(65,000)	$2.51

Outstanding, March 31, 2012	665,000	$2.81	9.09

Exercisable, March 31, 2012	95,000	$3.55	8.81

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Share-based compensation related to employees (continued)

During the three months ended March 31, 2012 the Company granted 100,000 shares to one employee at an exercise price of $1.15 per share. During the three month ended March 31, 2012, a total of 65,000 options were forfeited in accordance with the terms and conditions of the 2008 Plan.

The weighted-average fair value of options granted to employees for the three month periods ended March 31, 2012 and 2011 was $0.74 per share and $1.52 per share, respectively as calculated using the Black Scholes pricing model, with the following weighted-average assumptions:

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011

Expected volatility	71.78%	40.01%
Risk-free interest rate	1.09%	2.47%
Expected term from grant date (in years)	6.25	6.16
Dividend rate	-	-
Forfeiture rate	4.86%	1.10%

Fair value	$0.74	$1.52

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

Share-based compensation related to nonemployees

	Number	Exercise	Contractual Term
	of Share	Price	Years

Outstanding, January 1, 2012	15,000	$3.41

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, March 31, 2012	15,000	$3.41	8.92

Exercisable, March 31, 2012	3,000	$3.41	8.92

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Share-based compensation related to nonemployees (continued)

The measurement date for nonemployee options is the earlier of the date that a performance commitment is reached or the date at which performance is complete. The Company considers that the measurement date is the date the performance is complete (the vesting date of the shares covered by the option).The stock-based compensation cost of options granted to nonemployees is initially measured on the grant date using the Black-Scholes model and is remeasured over the vesting period as earned. The resulting value is recognized as an expense over the period in which services are received.

During the three months ended March 31, 2011 the Company granted options to purchase 15,000 shares of common stock to a consultant at a per share exercise price of $3.41, in exchange for services from the consultant. The Company granted no options to nonemployees during the three months ended March 31, 2012.

The grant date fair values of stock options granted to nonemployees were calculated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2012	2011

Expected volatility	-	39.45%
Risk-free interest rate	-	2.53%
Expected term from grant date(in years)	-	6.50
Dividend rate	-	-

Fair value	-	$1.22

Total share-based payment expenses

No share-based compensation expense was capitalized in the periods presented. At March 31, 2012 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $0.6 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 2.78 years. At March 31, 2012, options to purchase 12,000 held by nonemployees were unvested and subject to remeasurement.

In connection with the grant of stock options to employees and nonemployees, the Company recorded stock-based compensation charges of $40,801 and $272, respectively, for the three-month period ended March 31, 2012 and stock-based compensation charges of $227,712 and $909, respectively, for the three-month period ended March 31, 2011.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

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

Expected Volatility

The Company has limited stock trading history and it is not able to reasonably estimate the fair value of its equity share options because it is not practicable for it to estimate the expected volatility of its share price. The expected volatilities used for the three-month periods ended March 31, 2012 and 2011 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

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

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-averages number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants and restricted shares. The dilutive effect of potential dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company excludes potential common stocks in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net income (loss) attributable to the Company	3,185	(394,668)

Denominator:
Weighted-average shares outstanding	13,582,106	13,582,106
Effect of dilutive securities	-	-
Denominator:

Weighted-average shares diluted	13,582,106	13,582,106

Basic earnings (loss) per common share attributable to the Company	-	(0.03)
Diluted earnings (loss) per common share attributable to the Company	-	(0.03)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Stock options totaled 680,000 shares that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for the current period because they would have been anti-dilutive since the stock’s average market price did not exceed the exercise price. Warrants totaled 47,500 shares that could potentially dilute earnings per share which were not included in the fully diluted computation for the current period, since the stock’s average market price did not exceed the exercise price.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.	Share warrants

On September 19, 2008, the Company issued to WestPark Capital warrants to purchase 52,500 shares of common stock at an exercise price of $3.90 per share in connection with the initial public offering. The warrants have a term of five years and are exercisable no sooner than one year and no later than five years.

The fair value of the warrants at September 19, 2008, the issuance date is $276,000. All warrants were evaluated for liability treatment and were determined to be equity instruments.

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At March 31, 2012, warrants to purchase 47,500 shares of common stock were still outstanding.

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

The total amounts for such employee benefits, which were expensed as incurred, were $226,042 and $175,305 for the three months ended March 31, 2012 and 2011, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2012 to 2016, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of March 31, 2012 are as follows:

$
2012	895,816
2013	593,801
2014	309,483
2015	297,698
2016	297,698

2,394,496

Rent expenses for the three months ended March 31, 2012 and 2011 were $310,246 and $254,139 respectively.

Capital commitments and contingency

The Company had contracted capital commitments of $1,233,059 and $1,755,387, respectively, for the construction of the Huizhou plant as of March 31, 2012 and December 31, 2011.

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

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
	$	$
Net revenue
Hong Kong and China	12,819,940	16,734,474
Asia	1,119,080	1,475,450
Europe	4,346,460	6,469,280
North America	2,296,803	2,194,726
South America	-	32,246
Africa	20,500	-
Others	-	44,490

	20,602,783	26,950,666

	March 31,	December 31,
	2012	2011
	(Unaudited)
	$	$
Accounts receivable
Hong Kong and China	11,602,995	14,359,354
Asia	539,571	740,289
Europe	6,433,646	4,973,601
North America	402,907	1,036,100
South America	18,619	18,950
Africa	10,043	1,124

	19,007,781	21,129,418

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Company Limited (referred to herein as “HKHTC”), and HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”), Icon Energy System Company Limited (“ICON”) and Huizhou Energy Technology (Huizhou) Co. (“HZ Highpower”) which has not yet commenced operations. SZ Highpower’s 60%-owned subsidiary, Ganzhou Highpower Technology Company Limited (“GZ Highpower”), and its other wholly-owned subsidiary, Huizhou Highpower Technology Company Limited (“HZ HTC”), which was founded on March 8, 2012, is scheduled to commence operations in June 2012.

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, results of operations, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipates,” “believes,” “expects, “plans,” “intends,” “seeks,” “estimates,” “projects,” “predicts” “could,” “should” “would” “will” “may,” “might”, and similar expressions, or the negative of such expressions, are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for our products; fluctuations in the cost of raw materials; our dependence on, or inability to attract additional, major customers for a significant portion of our net sales; our ability to increase manufacturing capabilities to satisfy orders from new customers; changes in the laws of the PRC that affect our operations; our ability to complete construction at our new manufacturing facility on time; our ability to control operating expenses and costs related to the construction of our new manufacturing facility; the devaluation of the U.S. Dollar relative to the Renminbi; our dependence on the growth in demand for portable electronic devices and the success of manufacturers of the end applications that use our battery products; our responsiveness to competitive market conditions; our ability to successfully manufacture lithium batteries in the time frame and amounts expected; the market acceptance of our lithium products; changes in foreign, political, social, business and economic conditions that affect our production capabilities or demand for our products; and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described in elsewhere in this report or in the “Risk Factors” section of our Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Highpower was incorporated in the state of Delaware on January 3, 2006 and originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHTC and its wholly-owned subsidiary, SZ Highpower, (ii) assumed the operations of HKHTC and its subsidiary and (iii) changed our name to Highpower Technology, Inc. On October 20, 2010 we changed our name to Highpower International, Inc.

HKHTC was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower has not yet commenced business operations as of May 12, 2012. HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited., a company organized under the laws of the PRC, in February 2011, and it commenced operations in July 2011.

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed a wholly-owned subsidiary, GZ Highpower, which commenced business operations in September 2010. On February 8, 2012, GZ Highpower increased its registered capital from RMB2,000,000 ($293,574) to RMB30,000,000 ($4,762,586). SZ Highpower holds 60% of the equity interest of GZ Highpower and four other founding management members hold the remaining 40%. In March 8, 2012, SZ Highpower founded another wholly-owned subsidiary, Huizhou Highpower Technology Company Limited, under the PRC laws. HZ HTC engages in the manufacture of batteries.

Through SZ Highpower, we manufacture Nickel Metal Hydride (“Ni-MH”) batteries for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. In 2008, we commenced manufacturing two lines of Lithium-Ion (“Li-ion”) and Lithium polymer rechargeable batteries through SZ Springpower for higher-end, high-performance applications, such as laptops, digital cameras and wireless communication products. Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

We employ a broad network of sales staff in China and Hong Kong, which target key customers by arranging in-person sales presentations and providing post-sale services. The sales staff works with our customers to better address customers’ needs.

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

Revenue Recognition. We recognize revenue in accordance with ASC Topic 605. All of the following criteria must exist in order for the Company to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

We do not have arrangements for returns from customers and do not have any future obligations directly or indirectly related to product resale by the customer. We have no incentive programs.

Inventories. Inventories are stated at the lower of cost or market value. Costs are determined on a weighted-average method. Inventory includes raw materials, packing materials, work-in-process, consumables and finished goods. The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories is written down to their fair value for the difference with charges to cost of sales.

Income Taxes. The Company recognizes deferred asset and liability for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency Translation and Transactions. Highpower International’s functional currency is the United States dollar (“US$”). HKHTC’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of the Company’s subsidiaries in the PRC is the Renminbi (“RMB”).

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

The Company’s reporting currency is US$. Assets and liabilities of HKHTC and the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Net sales for the three months ended March 31, 2012 were $20.6 million compared to $27.0 million for the three months ended March 31, 2011, a decrease of 23.6%. The net decrease of $6.3 million was primarily due to $1.3 million drop in revenue from sales of our Ni-MH batteries and a $6.6 million decrease in revenue from our New Materials business, which was partially offset by an increase of $1.6 million in revenue from our lithium battery sales. Revenues from our New Materials business dropped to $324,993 for the three months ended March 31, 2012 from $6.9 million for the three months ended March 31, 2011, a decrease of 95.3%.

Cost of sales consists of the cost of direct materials, direct labor and overhead allocated.  Costs of sales were $16.9 million for the three months ended March 31, 2012, as compared to $23.0 million for the same period in 2011. As a percentage of net sales, cost of sales decreased to 82.2% for the three months ended March 31, 2012 compared to 85.2% for the same period in 2011.  This decrease was, among other factors, mainly attributable to a $6.4 million drop in the costs of sales related to our new material business. In addition, the average unit selling price of our Ni-HM batteries and lithium battery increased 6.1% and 8.5%, respectively.

Gross profit for the three months ended March 31, 2012 was $3.7 million, or 17.8% of net sales, compared to $4.0 million, or 14.8% net sales, for the same period in 2011. Management considers gross profit margin a key performance indicator in managing our business. The increase in our gross profit margin for the three months ended March 31, 2012 is primarily due to a 6.1% increase in the average unit selling price of our Ni-MH batteries sold and an 8.5% increase in the average unit selling price of our lithium batteries sold.

To cope with pressure on our gross margins we intend to control production costs by entering into long term contracts to lock in the raw material prices at the appropriate timing. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S. and Europe, and by expanding our sales team with more experienced international sales personnel. We have also begun production capacity expansion for our lithium batteries business as to take advantage of the strong demand globally.

Research and development expenses were approximately $884,346 for the three months ended March 31, 2012 as compared to approximately $605,044 for the comparable period in 2011, an increase of 46.2%. The increase was due to the expansion of our workforce to expand our research and development and management functions.

Selling and distribution costs were $1.2 million, or 5.8% of net sales, for the three months ended March 31, 2012 compared to $1.2 million, or 4.4% of net sales, for the same period in 2011. The percentage increase was mainly due to our net sales decreased to $20.6 million for the quarter ended March 31, 2012, from $27.0 million for the quarter ended March 31, 2011.

General and administrative costs were $2.0 million, or 9.8% of net sales, for the three months ended March 31, 2012, compared to $2.1 million, or 7.8% of net sales, for the same period in 2011.

We experienced losses on the exchange rate difference between the U.S. Dollar and the RMB of approximately $31,330 and $172,936, respectively, in the three months ended March 31, 2012 and 2011. The decrease in the losses on exchange rate was due to the devaluation of the U.S. Dollar relative to the RMB over the respective periods.  Although our sales contracts do not automatically adjust to reflect changes in exchange rates, to cope with devaluation of the U.S. Dollar relative to the RMB, each time that we enter into new sales contracts with new or existing customers we adjust the selling price of batteries in anticipation of an increase, and to make up for any potential change, in the exchange rate between the two currencies.

We experienced a gain on derivative instruments of approximately $337,103 in the three months ended March 31, 2012, which included a gain of $50,889 on settled currency forwards and a gain of $286,214 on unsettled currency forwards, as compared to a loss of $390,576 for the comparable period in 2011, which included a loss of $450,591 on the forward contract of nickel, a gain of $56,448 on settled currency forwards and a gain of $3,567 on unsettled currency forwards which was previously presented in other comprehensive income under cash flow hedge in 2011. The correction resulted in a reduction of $3,567 in the net profit for the three months ended March 31, 2011.

Interest expense was approximately $12,318 for the three months ended March 31, 2012, as compared to approximately $89,550 of interest expense for the same period in 2011. The fluctuation was primarily due to a $56,610 increase in interest expense from $152,636 for the three months ended March 31, 2011 to $209,246 in the same period of 2012, resulting from higher borrowing levels and interest rates. We increased our long-term loan to approximately $7.9 million in the three months ended March 31, 2012 as compared to zero in the three months ended March 31, 2011. The increase in interest expense was also due to a $133,842 increase in capitalized interest expenses from $63,086 in the three months ended March 31, 2011 to $196,928 for the three months ended March 31, 2012. The increase was due to an increase in payments for the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $167,033 for the three months ended March 31, 2012, as compared to approximately $152,136 for the three months ended March 31, 2011, an increase of 9.8%. The increase was due to an increase in bank interest income.

During the three months ended March 31, 2012, we recorded a provision for income tax expense of $53,325, as compared to income tax expense of $5,761 for the same period in 2011. The increase was due to the net income during this period.

Net income attributable to the Company for the three months ended March 31, 2012 was $3,185, compared to net loss attributable to the Company of $394,668 for the same period in 2011.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 70% of our sales are made in U.S. Dollars. During the three months ended March 31, 2012, the exchange rate of the RMB to the U.S. Dollar has appreciated 0.2% from the level at the end of December 31, 2011. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of March 31, 2012, the Company had a series of currency forwards totaling a notional amount $42 million expiring from March 2012 to April 2013. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net gains of $337,103 attributable to these activities are included in “gain (loss) of derivative instruments” for the three month ended March 31, 2012.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $15.5 million as of March 31, 2012, as compared to $5.2 million as of December 31, 2011. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of March 31, 2012, we had in place general banking facilities with six financial institutions aggregating $57.4 million. The maturity of these facilities is generally less than five years. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan and fellow subsidiaries, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of March 31, 2012, we had utilized approximately $40.5 million under such general credit facilities and had available unused credit facilities of $16.9 million.

For the three months ended March 31, 2012, net cash provided by operating activities was approximately $2.2 million, as compared to net cash provided by operating activities of $1.9 million for the comparable period in 2011. The net cash increase of $0.3 million provided by operating activities is primarily attributable to, among other items, an increase of $1.6 million in cash inflow from accounts receivable, an increase of $1.1 million in cash inflow from notes receivable, an increase of $3.0 million in cash inflow from prepayments, an decrease of $1.3 million in cash outflow from inventories, an increase of $210,906 in other payables and accrued liabilities and an increase of $96,184 in income tax payable, which was significantly offset by a decrease of approximately $4.2 million in accounts payable. The cash inflow increases in accounts receivable and notes receivable and prepayments were, to a great extent, attributable to our increasingly strict recovery policies. The cash inflow increase in inventories was mainly due to a reduction in our purchases of raw materials. The cash outflow increase in accounts payable was due to the maturity of our accounts payable obligations.

Net cash used in investing activities was $4.9 million for the three months ended March 31, 2012 compared to $1.0 million for the comparable period in 2011. The net increase of $3.9 million cash used in investing activities was primarily attributable to an increase in the acquisition of plant and equipment for the new factory under construction in Huizhou, which we expect will be operational in June 2012. We are equipping the factory with new machines with more advanced manufacturing capabilities. In addition, we acquired 58,669 square meters land use right worth of $1,327,923 in Ganzhou, Jiangxi province, China in February 2012.

Net cash provided by financing activities was $13.2 million during the three months ended March 31, 2012, as compared to net cash provided by financing activities of $62,513 for the three months ended March 31, 2011. The net increase of $13.1 million in net cash provided by financing activities for the first three months of 2012 was primarily attributable to an increase of $7.9 million in proceeds from long-term bank loans, an increase of $1.8 million in proceeds from notes payable, an increase of $951,113 in proceeds from non-controlling interest, a decrease of $4.3 million in repayment of short-term bank loans and a decrease of $2.5 million in repayment of notes payable, which was partly offset by an decrease of $865,424 in proceeds from short-term bank loans, a decrease of $2.6 million in proceeds from letter of credit and an increase of $933,614 in restricted cash. The significant increase was mainly due to an increase in our long-term loan to fund the new factory located in Huizhou. We also utilize notes payable to meet our working capital needs. The increase in restricted cash was caused by the increase in our long-term loan.

For the three months ended March 31, 2012 and 2011, our inventory turnover was 5.1 times and 7.2 times, respectively. The average days outstanding of our accounts receivable at March 31, 2012 was 88 days, as compared to 67 days at March 31, 2011. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $226,042 and $175,305 in the three months ended March 31, 2012 and 2011, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available under our bank facilities will be sufficient to meet our capital needs for the next 12 months.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

The use of working capital is primarily for the maintenance of our accounts receivable and inventory. We provide our major customers with payment terms ranging from 30 to 75 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials, work-in-process and finished goods inventory on hand to ensure timely delivery of our products to customers. We use two methods to support our working capital needs: (i) paying our suppliers under payment terms ranging from 30 to 60 days; and (ii) using short-term bank loans. Upon receiving payment for our accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient working capital.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company conforms to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 31, 2012 and all of the information contained in our public filings before deciding whether to purchase our common stock.  Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on March 31, 2012.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

First Bank of China Limited, Shenzhen Buji Sub-branch

On January 13, 2012, SZ Highpower entered into an Agreement on Line of Credit (the “First Loan Agreement”) for a revolving line of credit in the amount of RMB50,000,000 (US$7.9 million) with Bank of China Limited, Shenzhen Buji Sub-branch, which includes a RMB20,000,000 (US$3.2) million short-term line of working capital financing and a RMB30,000,000 (US$4.7 million) line of bank acceptance. This First Loan Agreement is jointly guaranteed by SZ Springpower, HKHTC and our Chief Executive Officer, Mr. Dang Yu Pan, and expires on January 13, 2013. SZ Highpower may not distribute profits without the lender’s consent. In addition, SZ Highpower must maintain an account with Bank of China with a balance that equals or exceeds the amount of the amounts outstanding under the agreement.

The following events constitute a default under the First Loan Agreement: SZ Highpower’s failure to perform its payment or settlement obligations as agreed in the agreement or any supplement agreements with the lender relating to the First Loan Agreement (a “single agreement”); SZ Highpower’s failure to use the funds for agreed purposes as stated in the First Loan Agreement and any single agreement; breach of any representations in the First Loan Agreement or any single agreements; SZ Highpower’s failure to provide a new guarantee or replace a guarantor upon the occurrence of conditions that may influence the financial position or performance of SZ Highpower or a guarantor under the First Loan Agreement; SZ Highpower’s termination of the business or engagement in any wind-up, cancellation or bankruptcy issues; SZ Highpower’s breach of any other agreements regarding involving its obligations in the First Loan Agreement or in any single agreement; SZ Highpower’s default under any other contract with Bank of China or other organizations under Bank of China Limited; or the guarantor’s breach of the agreement in the guarantee contract, or default under any other contract with Bank of China or other organizations under Bank of China Limited.

Upon the occurrence of any events of default under the First Loan Agreement, the Bank of China shall has the right to: require SZ Highpower or the guarantors to correct the default within a specified time period; reduce, suspend or terminate in whole or in part the line of credit granted to SZ Highpower; suspend or terminate in whole or in part any business application of SZ Highpower under the First Loan Agreement, single agreement or any other agreement between SZ Highpower and Bank of China; suspend or terminate in whole or in part the issuance and handling of any loan not issued, any trading financing business and letter of guarantee business not handled; declare immediately due and payable the loan, trade financing sum, principal and interest of an advanced sum for letter of guarantee not repaid and other payables under the First Loan Agreement, single agreement or any other agreement between SZ Highpower and Bank of China; terminate or cancel the agreement; terminate or cancel single agreements and other agreements between SZ Highpower and Bank of China in whole or in part; require SZ Highpower to indemnify the losses caused to Bank of China thereby; with prior or after notice, deduct the sum in the account opened in Bank of China to discharge all or part of the liabilities of Bank of China attributable to SZ Highpower; exercise the security interest; require the guarantors to undertake the guarantee responsibilities; and take any other measures deemed necessary by the Bank of China. Where the currency of the account used to satisfy outstanding liabilities is different from the pricing currency of Bank of China’s business, the settlement exchange rate applicable to Bank of China at the time of deduction shall be used.

Second Loan from Bank of China Limited, Shenzhen Buji Sub-branch

On January 13, 2012, SZ Highpower entered into another bank facility in the amount of RMB50,000,000 (US$7.9 million) with Bank of China Limited, Shenzhen Buji Sub-branch (the “Second Loan Agreement”). This revolving loan may only be used for construction project purposes. The term of the loan will be 60 months from the date of withdraw; if withdraws are made in installments, the term of the loan will begin from the date of the first withdraw. We must make all withdraws under the agreement within 180 days of the date of the Second Loan Agreement. Interest on the loan will float and will be equal to the three to five year (including five year) benchmark lending rate promulgated by the People’s Bank of China. Interest is payable quarterly. We must repay 2% of the amount outstanding under the Second Loan Agreement on each of September 30, 2012 and November 31, 2012, after which time we must repay 6% of the principal amount outstanding on a quarterly basis.This agreement is jointly guaranteed by SZ Springpower, HKHTC and our CEO, Mr. Dang Yu Pan and expires on March 13, 2017. The agreement prohibits SZ Highpower from paying cash dividends to its stockholder, HKHTC. The Company’s land use right in Huizhou serves as collateral for the Second Loan Agreement.

Any of the following events constitute a default under the Second Loan Agreement: SZ Highpower’s failure to perform the payment and settlement obligations to Bank of China as agreed in the Second Loan Agreement; SZ Highpower’s failure to use the loan funds for purposes stated in the Second Loan Agreement; the representations made by SZ Highpower in the Second Loan Agreement or any single agreement are untrue or breached; SZ Highpower’s failure to provide a new guarantee or replace a guarantor upon the occurrence of conditions that may influence the financial position or performance of SZ Highpower or a guarantor under the Second Loan Agreement ; SZ Highpower’s default under any other contract with Bank of China or other organizations under the Bank of China Limited; the occurrence of an event of default under credit contracts with other financial institutions; a guarantor’s breach of the guarantee contract; a guarant’s default under any other contract with Bank of China or other organizations under Bank of China Limited; SZ Highpower’s termination of its business or engagement in any wind-up, cancellation or bankruptcy issues; SZ Highpower’s involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the Second Loan Agreement; an abnormal change in any major individual investor or key management member of SZ Highpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Highpower’s performance of obligation under the Second Loan Agreement; the project capital is not put into construction according to the schedule or proportion; construction of the project falls behind the schedule in the use of funds; the progress of the project construction lags far behind the schedule, or project construction costs exceed the proportion of the budget recognized by Bank of China; the occurrence of material adverse changes in project construction and operating environment, or condition experiences; the quality of the construction project is not in line with the national or industry standards; a decline in SZ Highpower’s credit status, or a deterioration in financial indicators such as profitability, solvency, operating capacity and cash flow, that exceeds the restriction of indicators agreed in the Second Loan Agreement or other financial agreement; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of SZ Highpower or a guarantor after the bank’s annual review of SZ Highpower’s financial position and performance; or SZ Highpower‘s breach of other agreement on rights and obligations of Bank of China under the Second Loan Agreement.

In the case of the occurrence of any events of default under the Second Loan Agreement, the Bank of China has the right to: require SZ Highpower and the guarantors to correct the default within specified period; reduce, suspend or terminate in whole or in part the line of credit granted to SZ Highpower; suspend or terminate in whole or in part any business application of SZ Highpower under the contract or any other contract between SZ Highpower and Bank of China; suspend or terminate in whole or in part the issuance and handling of any loan not issued or any trading financing business not handled; declare immediately due and payable the principal and interest of the loan, trade financing and other payables under the contract or any other contract between SZ Highpower and Bank of China; modify the terms of loan granting and payment according to SZ Highpower’s credit status; terminate or cancel the Second Loan Agreement or other contracts between SZ Highpower and Bank of China in whole or in part; require SZ Highpower to indemnify the losses caused to Bank of China thereby; with prior or after notice, deduct the sum in SZ Highpower’ account at Bank of China to discharge all or part of the liabilities of Bank of China attributable to SZ Highpower; require the guarantors to undertake the guarantee responsibility; and take any take other measures deemed necessary by Bank of China. Where the currency of the account used to satisfy outstanding liabilities is different from the pricing currency of Bank of China’s business, the settlement exchange rate applicable to Bank of China at the time of deduction shall be used.

Renewal of Loan Agreement with Wing Lung Bank Limited

On March 21, 2012, HKHTC renewed the loan contract with Wing Lung Bank Limited dated August 29, 2011 providing for banking facilities with facility limits of $2,600,000 and HKD20,000,000 ($2,566,109). For the $2,600,000 term loan, the interest rate is 3.0% per annum above London Interbank Offered Rate (“LIBOR”) and the maturity date is March 28, 2013. For the HKD20,000,000 term loan, the interest rate is 3% per annum above Hong Kong Interbank Offered Rate (“HIBOR”) and the maturity date is September 7, 2012. The lender reserves the right to charge default interest (as well as after judgment) at 7%, over LIBOR or HIBOR, as applicable, on a day to day basis on any sum which is not paid when due. The following events constitute an event of default under the contract: HKHTC’s non-payment of amounts when due; failure to comply with any other obligations, subject to agreed remedy periods if such failure is capable of remedy; HKHTC’s misrepresentation, cross default or solvency or analogous events; HKHTC’s failure to maintain the ownership of borrower; unlawfulness; repudiation or a material adverse change.

Acquisition of Land Use Right

In February 2012, we acquired 58,669 square meters of land equity in Ganzhou, Jiangxi province, China for a total of RMB7,981,864 ($1,330,538) under land use right grant from the Ganzhou Land and Resource Bureau that gives us the right to use the land for 50 years. Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

10.1	Bank loan contract dated March 21, 2012 by and between Wing Lung Bank and Hong Kong Highpower Technology Company Limited.
10.2	Agreement and Line of Credit dated January 13, 2012 by and between Bank of China Ltd. Shenzhen Buji Sub-branch and Shenzhen Highpower Technology Company Limited (translated to English).
10.3	Bank Loan Contract for Fixed Assets dated January 13, 2012 by and between Bank of China Ltd. Shenzhen Buji Sub-branch and Shenzhen Highpower Technology Company Limited (translated to English).
10.4	Guaranty Contracts of Maximum Amount dated January 12, 2012 corresponding to Agreement and Line of Credit dated January 13, 2012 and Bank Loan Contract for Fixed Assets dated January 13, 2012 (translated to English).
10.5	Land Use Right Agreement dated January 5, 2012 by and between Ganzhou Land and Resource Bureau and Ganzhou Highpower Technology Company Limited (translated to English).
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: May 12, 2012		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

