Form 10-Q
period 2012-06-30
Highpower International, Inc.
filed 2012-08-17
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

(86) 755-89686292

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

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of August 12, 2012. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ.”

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	5,119,991	5,175,623
Restricted cash	18,017,812	12,708,999
Accounts receivable, net	25,753,706	21,129,418
Notes receivable	1,731,336	515,107
Prepayments	3,638,489	4,251,723
Other receivables	789,134	1,041,614
Inventories	16,368,579	13,512,942
Total Current Assets	71,419,047	58,335,426

Property, plant and equipment, net	28,979,438	25,462,656
Land use rights, net	4,384,150	3,132,965
Intangible asset, net	725,000	750,000
Deferred tax assets	745,328	857,209
Foreign currency derivatives assets	-	15,653

TOTAL ASSETS	106,252,963	88,553,909

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Foreign currency derivatives liabilities	15,969	-
Accounts payable	23,842,503	22,153,822
Deferred revenue	648,298	-
Notes payable	20,801,187	17,909,843
Letter of credit	-	2,880,000
Other payables and accrued liabilities	8,361,253	6,941,063
Income taxes payable	477,770	411,536
Short-term loan	14,179,842	9,545,383

Total Current Liabilities	68,326,822	59,841,647

Long-term loan	7,867,697	-

TOTAL LIABILITIES	76,194,519	59,841,647

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
EQUITY
Stockholder’s equity
Preferred Stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value : $0.0001, Authorized: 100,000,000 shares, 13,582,106 shares issued and outstanding at June 30, 2012 and December 31, 2011)	1,358	1,358
Additional paid-in capital	5,924,400	5,831,237
Statutory and other reserves	2,726,390	2,726,390
Retained earnings	16,145,555	15,638,656
Accumulated other comprehensive income	4,376,658	4,514,621

Total equity for the Company’s stockholders	29,174,361	28,712,262

Non-controlling interest	884,083	-

TOTAL EQUITY	30,058,444	28,712,262

TOTAL LIABILITIES AND EQUITY	106,252,963	88,553,909

See notes to consolidated financial statements

\HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	29,377,682	29,708,154	49,980,465	56,658,820
Cost of sales	(23,369,258)	(24,942,124)	(40,299,782)	(47,892,431)
Gross profit	6,008,424	4,766,030	9,680,683	8,766,389

Research and development costs	(1,233,585)	(873,383)	(2,117,931)	(1,478,428)
Selling and distribution costs	(1,282,499)	(980,663)	(2,481,399)	(2,155,348)
General and administrative costs, including
stock-based compensation	(2,263,983)	(2,098,497)	(4,278,468)	(4,205,335)
Income (loss) on exchange rate difference	153,360	(297,768)	122,030	(470,703)
Gain (loss) on derivative instruments	(304,147)	156,380	32,956	(234,196)
Equity loss in an associate	-	(2,199)	-	(3,971)
Income from operations	1,077,570	669,900	957,871	218,408

Other income	61,185	66,119	228,218	218,255
Interest expenses	(301,123)	(170,591)	(313,441)	(260,142)
Income before taxes	837,632	565,428	872,648	176,521

Income taxes expense	(362,941)	(137,017)	(416,266)	(142,778)
Net income	474,691	428,411	456,382	33,743

Less: net loss attributable to non-controlling interest	(29,023)	-	(50,517)	-
Net income attributable to the Company	503,714	428,411	506,899	33,743

Comprehensive income
Net income	474,691	428,411	456,382	33,743
Foreign currency translation (loss) gain	(300,800)	3,015	(155,895)	(15,768)
Comprehensive income	173,891	431,426	300,487	17,975

Less: comprehensive loss attributable to non-controlling interest	(46,997)	-	(68,449)	-
Comprehensive income attributable to the Company	220,888	431,426	368,936	17,975

Earnings per share of common stock attributable to the Company
- Basic	0.04	0.03	0.04	-
- Diluted	0.04	0.03	0.04	-

Weighted average common shares outstanding
- Basic	13,582,106	13,582,106	13,582,106	13,582,106
- Diluted	13,582,106	13,582,661	13,582,106	13,582,578

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Six months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	456,382	33,743
Adjustments to reconcile net loss to net cash provided by operating activities :
Depreciation and amortization	999,544	883,231
Allowance for doubtful accounts	282,127	61,026
Loss on disposal of property, plant and equipment	56,703	6,636
Equity loss in an associate	-	3,971
Loss on derivative instruments	31,278	234,196
Deferred income tax	106,644	-
Share based payment	93,164	277,180
Changes in operating assets and liabilities :
Accounts receivable	(4,971,615)	(629,177)
Notes receivable	(1,227,504)	(550,505)
Prepayments	591,874	(3,889,931)
Other receivable	240,454	11,223
Inventories	(2,907,198)	899,528
Accounts payable	5,680,116	(2,000,570)
Deferred revenue	652,157	-
Other payables and accrued liabilities	1,481,165	60,682
Income taxes payable	69,855	(1,072,317)
Net cash flows provided by (used in) operating activities	1,635,146	(5,671,084)

Cash flows from investing activities
Acquisition of plant and equipment	(8,484,171)	(2,930,714)
Acquisition of land use right	(1,326,010)	-
Net cash flows used in investing activities	(9,810,181)	(2,930,714)

Cash flows from financing activities
Proceeds from short-term bank loans	5,871,646	7,086,802
Repayment of short-term bank loans	(1,196,676)	(8,422,290)
Proceeds from long-term bank loans	7,914,523	-
Proceeds from notes payable	19,682,410	18,387,317
Repayment of notes payable	(16,633,527)	(10,225,663)
Proceeds from letter of credit	-	5,508,490
Repayment of letter of credit	(2,880,000)	-
Proceeds from non-controlling interest	949,743	-
Decrease in restricted cash	(5,387,117)	(5,167,034)
Net cash flows provided by financing activities	8,321,002	7,167,622
Effect of foreign currency translation on cash and cash equivalents	(201,599)	466,547
Net decrease in cash and cash equivalents	(55,632)	(967,629)
Cash and cash equivalents - beginning of period	5,175,623	8,490,629
Cash and cash equivalents - end of period	5,119,991	7,523,000

Supplemental disclosures for cash flow information :
Cash paid for :
Income taxes	239,767	386,314
Interest expenses	590,399	386,313
Non-cash transactions
Accounts payable for construction in progress	1,501,464	-

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

Highpower was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate to acquire. HKHTC was incorporated in Hong Kong on July 4, 2003 and organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries. All other subsidiaries were incorporated in the People’s Republic of China (“P.R.C.”).

On February 8, 2012, GZ Highpower, which was incorporated in September 21, 2010, increased its registered capital to RMB30,000,000 ($4,762,586) from RMB2,000,000 ($293,574). SZ Highpower holds 60% of the equity interest of GZ Highpower, and four founding management members hold the remaining 40%. As of June 30, 2012, the paid-in capital was approximately RMB15,000,000 ($2,381,293).

On March 8, 2012, the Company invested RMB5,000,000 ($791,377) in HZ HTC, which is a wholly-owned subsidiary of SZ Highpower. HZ HTC engages in the manufacture of batteries.

The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd ("HKHTC")	Hong Kong July 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd ("SZ Highpower")	P.R.C. October 8, 2002	100%	Manufacturing & marketing of batteries

Highpower Energy Technology (Huizhou) Co., Ltd ("HZ Highpower")	P.R.C. January 29, 2008	100%	Inactive

Springpower Technology (Shenzhen) Co., Ltd ("SZ Springpower")	P.R.C. June 4, 2008	100%	Research & manufacturing of batteries

Ganzhou Highpower Technology Co., Ltd ("GZ Highpower")	P.R.C. September 21, 2010	60%	Processing, marketing and research of battery materials

Icon Energy System Co., Ltd. ("ICON")	P.R.C. February 23, 2011	100%	Research and production of advanced battery packs and systems

Huizhou Highpower Technology Co., Ltd ("HZ HTC")	P.R.C. March 8, 2012	100%	Inactive

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of June 30, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations for the three and six month periods ended June 30, 2012 and 2011, and its cash flows for the six month period ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During the six months ended June 30, 2012 and 2011, there was one customer, Energizer Holdings, Inc., that accounted for 10% or more of total net revenue. The percentages of total net sales from Energizer Holdings, Inc. in the six months ended June 30, 2012 and 2011 were 17.8% and 21%, respectively.

The Company’s top two third-party customers accounted for an aggregate of 33% of the accounts receivable as of June 30, 2012 and 25% of the accounts receivable as of December 31, 2011.

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

Land use rights, net

Land use rights represent payments for the rights to use certain parcels of land for a certain period of time in the P.R.C. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted.

Intangible assets

Intangible assets represent a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic Battery Company, Inc. (“Ovonic”), an unrelated party, to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (“Consumer Batteries”) in the P.R.C, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. The value of the licenses was established based on historic acquisition costs.

Intangible assets are amortized over their estimated useful lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Deferred Revenue

Deferred revenue represents the government grants received related to developing property, and would be recognized over the useful lives of the assets. The Company received a grant of $648,298 on May 28, 2012 from Department of Industry and Information Technology for the construction of the new factory in Ganzhou City, Jiangxi Province, P.R.C. The Company will apply the deferred revenue to reduce the cost basis of the assets, upon completion of construction of the warehouse, by reducing the annual depreciation charge over the estimated useful life of the property, plant and equipment of the new factory.

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

Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the company or a desire to buy the company’s products and services, is expensed as incurred. No advertising expense was recorded for the six months ended June 30, 2012 and 2011.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in June 30, 2012 and December 31, 2011.

Comprehensive income

Recognized revenue, expenses, gains and losses are included in net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income or loss, are components of comprehensive income or loss. The components of other comprehensive income or loss are consisted solely of foreign currency translation adjustments, net of the income tax effect.

Foreign currency translation and transactions

Highpower’s functional currency is the United States dollar ("US$"). HKHTC's functional currency is the Hong Kong dollar ("HK$"). The functional currency of the Company’s subsidiaries in the P.R.C is the Renminbi ("RMB").

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

The Company’s reporting currency is US$. Assets and liabilities of HKHTC and the P.R.C. subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

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

The Company establishes a fair value hierarchy that requires it to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

There were 727,500 and 902,500 options and warrants outstanding as of June 30, 2012 and 2011, respectively, which were not included in the calculation of diluted income per share for the periods ended because their effect would have been anti-dilutive.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements

In December 2011, The FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company will adopt this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended September 30, 2012. There should be no material impact on the consolidated financial statements upon adoption.

Except for the ASUs above, in the period ended August 10, 2012, The FASB has issued ASU No. 2012-01 through ASU 2011-02, which is not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Correction of previously issued consolidated financial statements

Certain comparative amounts in prior periods have been corrected to conform to the current period’s presentation. The principal corrections related to: 1) the separate presentation of loss of derivative instruments related to currency forwards as an operating cost line item in the statement of operations, which was previously included in other income for settled transactions and other comprehensive income under cash flow hedge for unsettled transactions; 2) the separate presentation of research and development costs as an operating cost line item in the statement of operations, which was previously included in general and administrative costs; and 3) correcting accounting errors such as recognition of capitalized interest.

The Company also identified errors in the consolidated statements of operations and comprehensive income (loss) related to the weighted average number of common stock outstanding for diluted earnings per common share for the three months and six months ended June 30, 2011. The Company should exclude potential common stock in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following table summarizes the adjustments made to the previously reported consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2011, and consolidated statement of cash flows for the six months ended June 30, 2011.

Selected consolidated statement of operations and comprehensive income (loss) information for the three and six months ended June 30, 2011:

	Three months ended June 30, 2011			Six months ended June 30, 2011
	As previously reported	Corrections	As corrected	As previously reported	Corrections	As corrected

Research and development costs	(873,383)	-	(873,383)	(1,508,461)	30,033	(1,478,428)
Selling and distribution costs	(980,663)	-	(980,663)	(2,166,813)	11,465	(2,155,348)
General and administrative costs, including stock-based compensation	(2,098,497)	-	(2,098,497)	(4,163,837)	(41,498)	(4,205,335)
Gain (loss) on derivative instruments	(244,013)	400,393	156,380	(694,604)	460,408	(234,196)

Income from operations	269,507	400,393	669,900	(242,000)	460,408	218,408
Other income	176,222	(110,103)	66,119	408,770	(190,515)	218,255
Interest expense	(233,677)	63,086	(170,591)	(386,314)	126,172	(260,142)
Other expense	-	-	-	(23,964)	23,964	-

Income before taxes	212,052	353,376	565,428	(243,508)	420,029	176,521

Net Income	75,035	353,376	428,411	(386,286)	420,029	33,743

Other comprehensive income (loss) - Loss(Income) on cash flow hedge	290,290	(290,290)	-	293,857	(293,857)	-

Comprehensive income	368,340	63,086	431,426	(108,197)	126,172	17,975

Weighted average number of common stock outstanding - Diluted	13,817,981	(235,320)	13,582,661	13,817,981	(235,403)	13,582,578

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Correction of previously issued consolidated financial statements (continued)

Selected consolidated statement of cash flow information for the six months ended June 30, 2011:

	Six months ended June 30, 2011
	As previously reported	Corrections	As corrected

Cash flows from operating activities
Net (loss) income	(386,286)	420,029	33,743

Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	-	61,026	61,026
Equity gain in an associate	-	3,971	3,971
Bad debt write off	56,821	(56,821)	-
Gain on derivative instruments	694,604	(460,408)	234,196
Changes in operating assets and liabilities
Prepayments	(3,878,708)	(11,223)	(3,889,931)
Other receivables	-	11,223	11,223
Inventories	946,233	(46,705)	899,528
Net cash flows provided by operating activities	(5,592,176)	(78,908)	(5,671,084)

Cash flows from financing activities
Proceeds from bank borrowings	12,595,292	(5,508,490)	7,086,802
Proceeds from notes payable	8,161,654	10,225,663	18,387,317
Repayment of notes payable	-	(10,225,663)	(10,225,663)
Proceeds from letter of credit	-	5,508,490	5,508,490
Effect of foreign currency translation on cash and cash equivalents	387,639	78,908	466,547

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Accounts receivable, net

As of June 30, 2012 and December 31, 2011, accounts receivable include the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Accounts receivable	26,333,600	21,520,763
Less: allowance for doubtful debts	579,894	391,345

	25,753,706	21,129,418

The Company experienced bad debt expenses of $282,127 and $61,026, respectively, during the six months ended June 30, 2012 and 2011, and $261,909 and $55,804, respectively, during the three months ended June 30, 2012 and 2011.

The Company wrote off $91,295 and $56,821, respectively, in accounts receivable in the six months ended June 30, 2012 and 2011.

5.	Prepayments

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Purchase deposits paid	1,653,566	2,718,685
Advance to staff	146,868	48,678
Other deposits and prepayments	795,344	871,679
Valued-added tax prepayment	1,042,711	612,681

	3,638,489	4,251,723

6.	Other receivables

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Deposit for land use right	497,704	755,354
Other receivable	291,430	286,260

	789,134	1,041,614

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Inventories

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Raw materials	4,364,271	4,508,201
Work in progress	1,886,424	900,440
Finished goods	9,960,920	7,923,101
Packing materials	11,728	15,581
Consumables	145,236	165,619

	16,368,579	13,512,942

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to their fair value for the difference with charges to cost of sales. $462,263 and $523,921 was written down for inventories as of June 30, 2012 and December 31, 2011, respectively.

8.	Property, plant and equipment, net

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
Cost
Construction in progress	17,321,808	14,016,485
Furniture, fixtures and office equipment	2,868,040	2,734,321
Leasehold improvement	97,539	98,305
Machinery and equipment	14,067,257	13,429,090
Motor vehicles	1,228,547	1,225,948
Building	266,624	268,717
	35,849,815	31,772,866
Less: accumulated depreciation	6,870,377	6,310,210

	28,979,438	25,462,656

The Company recorded depreciation expenses of $931,714 and $825,008 for the six months ended June 30, 2012 and 2011, respectively, and $470,414 and $409,043 for the three months ended June 30, 2012 and 2011, respectively.

The capitalized interest recognized in construction in progress was $742,923 and $492,716 as of June 30, 2012 and December 31, 2011, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of June 30, 2012 and December 31, 2011.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Land use right, net

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Cost
Land located in Huizhou	3,378,872	3,405,396
Land located in Ganzhou	1,318,164	-
	4,697,036	3,405,396
Accumulated amortization	(312,886)	(272,431)

	4,384,150	3,132,965

As of June 30, 2012, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, the P.R.C. and Ganzhou City, Jiangxi Province, the P.R.C., with a total net carrying value of $4,384,150. The land use rights for land with area of approximately 126,605 square meters and 58,669 square meters which will expire on May 23, 2057 and January 4, 2062, respectively.

The land use rights are being amortized annually using the straight-line method over the contract terms of 50 years. The Company recorded amortization expenses of $42,830 and $39,646 for the six months ended June 30, 2012 and 2011, respectively, and $23,144 and $16,828 for the three months ended June 30, 2012 and 2011, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of June 30, 2012 and December 31, 2011.

10.	Intangible asset, net

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000
Accumulated amortization	(275,000)	(250,000)

	725,000	750,000

The Company is amortizing the $1,000,000 cost of the Consumer Battery License agreement over a period of 20 years on the straight line basis over the estimated useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan. Amortization expenses included in selling and distribution costs for the six months ended June 30, 2012 and 2011 was $25,000 and $25,000 for the three months ended June 30, 2012 and 2011.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Other payables and accrued liabilities

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Accrued expenses	2,756,255	4,348,657
Royalty payable	925,089	877,905
Sales deposits received	1,676,010	1,196,711
Other payables	3,003,899	517,790

	8,361,253	6,941,063

12.	Taxation

The Company and its subsidiaries file tax returns separately.

1) Value added tax (“VAT”)

Pursuant to the Provisional Regulation of the P.R.C. on VAT and the related implementing rules, all entities and individuals ("taxpayers") that are engaged in the sale of products in the P.R.C. are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred. The Company’s P.R.C. subsidiaries are subject to VAT at 17% of their revenues.

2) Income tax

United States

Highpower was incorporated in Delaware and is subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%. As Highpower does not conduct any business in the U.S. or Delaware, it is not subject to U.S. and Delaware state corporate income tax. No deferred U.S. taxes are recorded since all accumulated profits in the P.R.C. will be permanently reinvested in the P.R.C.

Hong Kong

HKHTC incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

P.R.C.

In accordance with the relevant tax laws and regulations of the P.R.C., a company registered in the P.R.C. is subject to income taxes within the P.R.C. at the applicable tax rate on the taxable income.

SZ Highpower has obtained the approval and is qualified as a New and High-Tech Enterprise ("NHTE") by the Shenzhen Tax Bureau, and according to the P.R.C. Enterprise Income Tax Law, it is eligible to enjoy a preferential tax rate of 15% for the calendar years of 2012 and 2011. All the other P.R.C. subsidiaries are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2012 and 2011.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The components of the provision for income taxes are:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	213,774	137,017	309,622	142,778
Deferred	149,167	-	106,644	-

Total	362,941	137,017	416,266	142,778

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
(Loss) income before tax	837,632	565,428	872,648	176,521

Provision for income taxes at
applicable income tax rate	259,430	105,191	234,102	(52,536)
Effect of preferential tax rate	(109,868)	(98,185)	(173,445)	(88,831)
Non-deductible expenses	966	329,328	112,777	342,013
Change in valuation allowance	212,413	(199,317)	242,832	(57,868)

Effective enterprise income tax	362,941	137,017	416,266	142,778

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
Tax loss carry-forward	442,409	591,542
Allowance for doubtful receivables	71,144	85,400
Allowance for inventory obsolescence	115,566	134,248
Fair value change of currency forwards	288	(19,415)
Difference for sales cut-off	115,921	65,434

	745,328	857,209

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $20,801,187 and $17,909,843 as of June 30, 2012 and December 31, 2011, respectively.

14.	Short-term loans

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Guaranteed and repayable within one year Short- term bank loans	14,179,842	9,545,383

As of June 30, 2012, the above bank borrowings were for working capital purposes and were guaranteed by personal guarantees executed by certain directors of the Company and a land use right with carrying amount $3,074,773 pledged as collateral.

The loans were primarily obtained for general working capital, carried interest rates ranging from 3.21% to 7.55% per annum.

15.	Long-term loans

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Secured and repayable over one year Long- term bank loans	7,867,697	-

As of June 30, 2012, the above bank borrowings were for working capital purposes and were guaranteed by personal guarantees executed by certain directors of the Company. The loans summarized in below table were five-year long-term loans, with interest rate of 7.59% per annum with interest payable quarterly.

Lender	Amount	Annual rate	Date of Start	Repayment date
	$

Bank of China	1,573,539	7.590%	2012-1-21	2017-1-21
Bank of China	3,147,079	7.590%	2012-2-15	2017-2-15
Bank of China	3,147,079	7.590%	2012-3-28	2017-3-28

	7,867,697

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a contractual term of ten years and generally vest over four to five years with an exercise price equal to the fair value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to the fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. At June 30, 2012, approximately 1,303,000 shares of our common stock remained available for issuance under the 2008 Plan.

Share-based compensation related to employees

		Weighted
		Average	Contractual
	Number	Exercise	Term in
	of Share	Price	Years

Outstanding, January 1,2012	630,000	$3.04

Granted	100,000	$1.15
Exercised	-	-
Forfeited	(65,000)	$2.51

Outstanding, June 30, 2012	665,000	$2.81	8.86

Exercisable, June 30, 2012	120,000	$3.48	8.58

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Share-based compensation related to employees (continued)

During the six months ended June 30, 2012 the Company granted 100,000 shares to one employee at an exercise price of $1.15 per share. During the six months ended June 30, 2012, a total of 65,000 options were forfeited in accordance with the terms and conditions of the 2008 Plan.

There were no options granted to employees during the three months ended June 30, 2012.The weighted-average fair value of options granted to employees for the six month periods ended June 30, 2012 and 2011 were $0.74 per share and $1.52 per share, respectively, were calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Expected volatility	-	40.35%	71.78%	40.01%
Risk-free interest rate	-	2.06%	1.09%	2.47%
Expected term from grant date (in years)	-	6.00	6.25	6.16
Dividend rate	-	-	-	-
Forfeiture rate	-	-	9.78%	3.51%

Fair value	-	$0.75	$0.74	$1.52

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

Share-based compensation related to nonemployees

	Number	Exercise	Contractual Term
	of Share	Price	Years

Outstanding, January 1, 2012	15,000	$3.41

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, June 30, 2012	15,000	$3.41	8.67

Exercisable, June 30, 2012	3,000	$3.41	8.67

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

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

During the six months ended June 30, 2011, the Company granted options to purchase 15,000 shares of common stock to a consultant at a per share exercise price of $3.41, in exchange for services from the consultant. The Company granted no options to nonemployees during the six months ended June 30, 2012.

The grant date fair values of stock options granted to nonemployees were calculated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Expected volatility	-	-	-	39.45%
Risk-free interest rate	-	-	-	2.53%
Expected term from grant date (in years)	-	-	-	6.50
Dividend rate	-	-	-	-

Fair value	-	-	-	$1.22

Total share-based payment expenses

No share-based compensation expense was capitalized in the periods presented. At June 30, 2012, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $0.5 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 2.58 years. At June 30, 2012, options to purchase 12,000 held by nonemployees were unvested and subject to remeasurement.

In connection with the grant of stock options to employees and nonemployees, the Company recorded share-based compensation charges of $51,831 and $261, respectively, for the three month period ended June 30, 2012 and stock-based compensation charges of $48,708 and $(148), respectively, for the three-month period ended June 30, 2011. The Company recorded share-based compensation charges of $92,632 and $533, respectively, for the six-month period ended June 30, 2012 and stock-based compensation charges of $276,419 and $761, respectively, for the six-month period ended June 30, 2011.

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

Expected Volatility

The Company has limited stock trading history and it is not able to reasonably estimate the fair value of its equity share options because it is not practicable for it to estimate the expected volatility of its share price. The expected volatilities used for the three and six month periods ended June 30, 2012 and 2011 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

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

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted-averages number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants and restricted shares. The dilutive effect of potential dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company excludes potential common stocks in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2012 and 2011, and the three months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	503,714	428,411	506,899	33,743

Denominator:
Weighted-average shares outstanding	13,582,106	13,582,106	13,582,106	13,582,106
Effect of dilutive securities	-	555	-	472

Denominator:
Weighted-average shares diluted	13,582,106	13,582,661	13,582,106	13,582,578
Basic earnings per common share attributable to the Company	0.04	0.03	0.04	-
Diluted earnings per common share attributable to the Company	0.04	0.03	0.04	-

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

The fair value of the warrants at September 19, 2008, the issuance date, is $276,000. All warrants were evaluated for liability treatment and were determined to be equity instruments.

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At June 30, 2012, warrants to purchase 47,500 shares of common stock were still outstanding.

19.	Defined contribution plan

Full-time employees of the Company in the P.R.C. participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the P.R.C. operating subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. Except for pension benefits, medical care, employee housing fund and other welfare benefits mentioned above, the Company has no legal obligation for the benefits beyond the contributions made.

The total amounts for such employee benefits, which were expensed as incurred, were $507,397 and $402,316 for the six months ended June 30, 2012 and 2011, respectively, and $281,355 and $227,011 for the three months ended June 30, 2012 and 2011, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2012 to 2016, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2012 are as follows:

$
2012	576,679
2013	589,855
2014	306,727
2015	294,929
2016	294,929

2,063,119

Rent expenses for the six months ended June 30, 2012 and 2011 were $618,849 and $542,219, respectively, for the three months ended June 30, 2012 and 2011, rent expenses were $308,603 and $288,080, respectively.

Capital commitments and contingencies

The Company had contracted capital commitments of $2,010,634 for the construction of Ganzhou plant as of June 30, 2012, and $1,755,387 for the construction of the Huizhou plant as of December 31, 2011.

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

All long-lived assets of the Company are located in the P.R.C. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net revenue
Hong Kong and China	14,772,662	16,558,325	27,592,602	33,292,799
Asia	2,345,866	1,852,180	3,464,946	3,327,630
Europe	7,459,918	7,148,067	11,806,378	13,617,347
North America	4,719,437	4,114,324	7,016,240	6,309,050
South America	-	(2,363)	-	29,883
Africa	27,690	-	48,190	-
Others	52,109	37,621	52,109	82,111

	29,377,682	29,708,154	49,980,465	56,658,820

	June 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
Accounts receivable
Hong Kong and China	13,368,767	14,359,354
Asia	1,468,229	740,289
Europe	8,384,059	4,973,601
North America	2,532,651	1,036,100
South America	-	18,950
Africa	-	1,124

	25,753,706	21,129,418

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Company Limited (referred to herein as “HKHTC”), and HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”), Icon Energy System Company Limited (“ICON”) and Huizhou Energy Technology (Huizhou) Co. (“HZ Highpower”) which has not yet commenced operations. SZ Highpower’s 60%-owned subsidiary, Ganzhou Highpower Technology Company Limited (“GZ Highpower”), and its other wholly-owned subsidiary, Huizhou Highpower Technology Company Limited (“HZ HTC”), which was founded on March 8, 2012, is scheduled to commence operations in August 2012.

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

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, results of operations, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipates,” “believes,” “expects, “plans,” “intends,” “seeks,” “estimates,” “projects,” “predicts” “could,” “should” “would” “will” “may,” “might”, and similar expressions, or the negative of such expressions, are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for our products; fluctuations in the cost of raw materials; our dependence on, or inability to attract additional, major customers for a significant portion of our net sales; our ability to increase manufacturing capabilities to satisfy orders from new customers; changes in the laws of the P.R.C. that affect our operations; our ability to complete construction at our new manufacturing facility on time; our ability to control operating expenses and costs related to the construction of our new manufacturing facility; the devaluation of the U.S. Dollar relative to the Renminbi; our dependence on the growth in demand for portable electronic devices and the success of manufacturers of the end applications that use our battery products; our responsiveness to competitive market conditions; our ability to successfully manufacture lithium batteries in the time frame and amounts expected; the market acceptance of our lithium products; changes in foreign, political, social, business and economic conditions that affect our production capabilities or demand for our products; and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described in elsewhere in this report or in the “Risk Factors” section of our Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Highpower was incorporated in the state of Delaware on January 3, 2006 and originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHTC and its wholly-owned subsidiary, SZ Highpower, (ii) assumed the operations of HKHTC and its subsidiary and (iii) changed our name from Highpower Technology, Inc. to Highpower International, Inc. on October 20, 2010.

HKHTC was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower has not yet commenced business operations as of August 9, 2012. HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited., a company organized under the laws of the P.R.C., in February 2011, and it commenced operations in July 2011.

SZ Highpower was founded in 2001 in the P.R.C. SZ Highpower formed a subsidiary, GZ Highpower, which commenced business operations in September 2010. On February 8, 2012, GZ Highpower increased its registered capital from RMB2,000,000 ($293,574) to RMB30,000,000 ($4,762,586). SZ Highpower holds 60% of the equity interest of GZ Highpower and four other founding management members hold the remaining 40%. In March 8, 2012, SZ Highpower founded another wholly-owned subsidiary, Huizhou Highpower Technology Company Limited, under the P.R.C. laws. HZ HTC engages in the manufacture of batteries.

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

Inventories. Inventories are stated at the lower of cost or market value. Costs are determined on a weighted-average method. Inventories include raw materials, packing materials, work-in-process, consumables and finished goods. The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities. While there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to their fair value for the difference with charges to cost of sales.

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

Foreign Currency Translation and Transactions. Highpower’s functional currency is the United States dollar (“US$”). HKHTC’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of the Company’s subsidiaries in the P.R.C. is the Renminbi (“RMB”).

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

The Company’s reporting currency is US$. Assets and liabilities of HKHTC and the P.R.C. subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Net sales for the three months ended June 30, 2012 were $29.4 million compared to $29.7 million for the three months ended June 30, 2011, a decrease of 1.1%. The net decrease of $0.3 million was primarily due to a $5.4 million decrease in revenue from our New Materials business, which was partially offset by an increase of $3.4 million in revenue from our lithium batteries sold and an increase of $1.7 million in revenue from our Ni-MH batteries sold. Revenues from our New Materials business dropped to $408,579 for the three months ended June 30, 2012 from $5.8 million for the three months ended June 30, 2011, a decrease of 92.9%.The decrease in new materials business is due to strategic shift to full scale battery and e-waste recycling business. In addition, revenue from our lithium batteries sold and our Ni-MH batteries sold increased 55.6% and 9.7%, respectively. The increase in lithium batteries business is due to a 28.8% increase in the volume of batteries sold and a 20.8% increase in the average selling price resulting from our sale of higher quality and higher capacity battery products,.The increase in Ni-MH batteries business is due to a15.7% increase in the volume of Ni-MH battery units sold ,which was partly offset a 5.2% decrease in the average selling price of Ni-MH battery units sold.

Cost of sales consists of the cost of direct materials, direct labor and overhead allocated.  Costs of sales were $23.4 million for the three months ended June 30, 2012, as compared to $24.9 million for the same period in 2011. As a percentage of net sales, cost of sales decreased to 79.5% for the three months ended June 30, 2012 compared to 84% for the same period in 2011.  This decrease was attributable to decreases of raw material prices including a 29.4% decrease in the average price of nickel units, from the comparable period in 2011.

Gross profit for the three months ended June 30, 2012 was $6.0 million, or 20.5% of net sales, compared to $4.8 million, or 16.0% of net sales, for the same period in 2011. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the three months ended June 30, 2012 was primarily due to a 5.0% decrease in the average unit cost of our Ni-MH batteries and an 8.2% decrease in the average unit cost of our lithium batteries sold.  In addition, revenue from our New Materials business decreased to $408,579 for the three months ended June 30, 2012 from $5.8 million for the three months ended June 30, 2011, which business has lower gross profit margins than our other business operations.

To cope with pressure on our gross margins we intend to control production costs by entering into long term contracts to lock in the raw material prices at the appropriate timing. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S. and Europe, and by expanding our sales team with more experienced international sales personnel. We have also begun production capacity expansion for our lithium batteries business to take advantage of the strong demand globally.

Research and development expenses were approximately $1.2 million, or 4.2% of net sales for the three months ended June 30, 2012 as compared to approximately $873,383 or 2.9% of net sales for the comparable period in 2011, an increase of 41.2%. The increase was due to the expansion of our workforce to expand our research and development and management functions.

Selling and distribution costs were $1.3 million, or 4.4% of net sales, for the three months ended June 30, 2012 compared to $980,663, or 3.3% of net sales, for the same period in 2011. The percentage increase was mainly due to the expansion of our sales team with more experienced international sales personnel.

General and administrative costs were $2.3 million, or 7.7% of net sales, for the three months ended June 30, 2012, compared to $2.1 million, or 7.1% of net sales, for the same period in 2011. The slight increase was due to an increase in labor costs.

We experienced (loss) gain on the exchange rate difference between the U.S. Dollar and the RMB of approximately $153,360 and $(298,000), respectively, in the three months ended June 30, 2012 and 2011. The difference on exchange rate gain (loss) was due to the appreciation of the U.S. Dollar relative to the RMB over the respective periods.

We experienced a loss on derivative instruments of approximately $304,147 in the three months ended June 30, 2012, which included a gain of $13,345 on settled currency forwards and a loss of $317,492 on unsettled currency forwards, as compared to a gain of $156,380 for the comparable period in 2011, which included a loss of $244,013 on the forward contract of nickel, a gain of $110,103 on settled currency forwards and a gain of $290,290 on unsettled currency forwards which was previously presented in other comprehensive income under cash flow hedge in 2011. The correction resulted in a reduction of $290,290 for the net income for the three months ended June 30, 2011.

Interest expense was approximately $301,123 for the three months ended June 30, 2012, as compared to approximately $170,591 of interest expense for the same period in 2011. The fluctuation was primarily due to a $121,653 increase in interest expense related to bank borrowings from $233,677 for the three months ended June 30, 2011 to $355,330 for the same period of 2012, resulting from higher borrowing levels and interest rates. We increased borrowings under our long-term loan to approximately $7.9 million for the three months ended June 30, 2012 as compared to zero for the three months ended June 30, 2011. The increase in interest expense was also due to an $8,879 decrease in capitalized interest expenses from $63,086 for the three months ended June 30, 2011 to $54,207 for the three months ended June 30, 2012. The decrease in capitalized interest expenses was due to an increase in payments for the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $61,185 for the three months ended June 30, 2012, as compared to approximately $66,119 for the three months ended June 30, 2011, a decrease of $4,934. The slight decrease was due to a decrease in bank interest income.

During the three months ended June 30, 2012, we recorded a provision for income tax expense of $362,941, as compared to income tax expense of $137,017 for the same period in 2011. The increase was due to the increased income before taxes during this period.

Net income attributable to the Company for the three months ended June 30, 2012 was $503,714 compared to net income attributable to the Company of $428,411 for the same period in 2011.

Six Months Ended June 30, 2012 and 2011

Net sales for the six months ended June 30, 2012 were $50.0 million compared to $56.7 million for the six months ended June 30, 2011, a decrease of 11.8%. The net decrease of $6.7 million was primarily due to a $12.0 million decrease in revenue from our New Materials business, which was partially offset by an increase of $4.9 million in revenue from our lithium batteries sold and increase of $406,959 in revenue from our Ni-MH batteries sold. Revenues from our New Materials business dropped to $733,572 for the six months ended June 30, 2012 from $12.7 million for the six months ended June 30, 2011, a decrease of 94.2%. The decrease in new materials business is due to strategic shift to full scale battery and e-waste recycling business. In addition, revenue from our lithium batteries sold and our Ni-MH batteries sold increased 49.6% and 1.2%, respectively. The increase in lithium batteries business is due to a 29.0% increase in the volume of batteries sold and a 16.0% increase in the average selling price resulting from our sale of higher quality and higher capacity battery products,The increase in Ni-MH batteries business is due to a 1.5% increase in the volume of Ni-MH battery units sold, which was partly offset by a 0.3% decrease in the average selling price of Ni-MH battery units sold.

Cost of sales consists of the cost of direct materials, direct labor and overhead allocated.  Costs of sales were $40.3 million for the six months ended June 30, 2012, as compared to $47.9 million for the same period in 2011. As a percentage of net sales, cost of sales decreased to 80.6% for the six months ended June 30, 2012 compared to 84.5% for the same period in 2011.  This decrease was attributable to decreases of raw material prices including a 28.1% decrease in the average price of nickel units, from the comparable period in 2011.

Gross profit for the six months ended June 30, 2012 was $9.7 million, or 19.4% of net sales, compared to $8.8 million, or 15.5% net sales, for the same period in 2011. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The increase in our gross profit margin for the six months ended June 30, 2012 was primarily due to a 4.2% decrease in the average unit cost of our lithium batteries sold.  In addition, revenue from our New Materials business decreased to $703,874 for the six months ended June 30, 2012 from $12.5 million for the six months ended June 30, 2011, which business has lower gross profit margins than our other business operations.

To cope with pressure on our gross margins we intend to control production costs by entering into long term contracts to lock in raw material prices at the appropriate timing. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S. and Europe, and by expanding our sales team with more experienced international sales personnel. We have also begun production capacity expansion for our lithium batteries business to take advantage of the strong demand globally.

Research and development expenses were approximately $2.1 million, or 4.2% of net sales for the six months ended June 30, 2012 as compared to approximately $.1.5 million, or 2.6% of net sales for the comparable period in 2011, an increase of 43.3%. The increase was due to the expansion of our workforce to expand our research and development and management functions.

Selling and distribution costs were $2.5 million, or 5.0% of net sales, for the six months ended June 30, 2012 compared to $2.2 million, or 3.8% of net sales, for the same period in 2011. The percentage increase was mainly due to the expansion of our sales team with more experienced international sales personnel.

General and administrative costs were $4.3 million, or 8.6% of net sales, for the six months ended June 30, 2012, compared to $4.2 million, or 7.4% of net sales, for the same period in 2011. The slight increase was due to an increase in labor costs.

We experienced (loss) gain on the exchange rate difference between the U.S. Dollar and the RMB of approximately $122,030 and $(470,704), respectively, in the six months ended June 30, 2012 and 2011. The difference on exchange rate gain (loss) was due to the appreciation of the U.S. Dollar relative to the RMB over the respective periods.

We experienced a gain on derivative instruments of approximately $32,956 in the six months ended June 30, 2012, which included a gain of $64,234 on settled currency forwards and a loss of $31,278 on unsettled currency forwards, as compared to a loss of $234,196 for the comparable period in 2011, which included a loss of $694,604 on the forward contract of nickel, a gain of $166,551 on settled currency forwards and a gain of $293,857 on unsettled currency forwards which was previously presented in other comprehensive income under cash flow hedge in 2011. The correction resulted in a reduction of $293,857 of the net income for the six months ended June 30, 2011.

Interest expense was approximately $313,441 for the six months ended June 30, 2012, as compared to approximately $260,142 of interest expense for the same period in 2011. The fluctuation was due to a $178,263 increase in interest expense related to bank borrowings from $386,313 for the six months ended June 30, 2011 to $564,576 for the same period of 2012, resulting from higher borrowing levels and interest rates. We increased borrowings under our long-term loan to approximately $7.9 million for the six months ended June 30, 2012 as compared to zero for the six months ended June 30, 2011. The capitalized interest expenses increased by $124,964 from $126,171 for the six months ended June 30, 2011 to $251,135 for the six months ended June 30, 2012, which would offset the increase of interest expenses. The increase in capitalized interest expenses was due to an increase in payments for the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $228,218 for the six months ended June 30, 2012, as compared to approximately $218,255 for the six months ended June 30, 2011, an increase of $9,963. The increase was due to an increase in bank interest income.

During the six months ended June 30, 2012, we recorded a provision for income tax expense of $416,266, as compared to income tax expense of $142,778 for the same period in 2011. The increase was due to the income before taxes during this period.

Net income attributable to the Company for the six months ended June 30, 2012 was $506,899, compared to net income attributable to the Company of $33,743 for the same period in 2011.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the P.R.C. and we pay the majority of our expenses in RMB. Approximately 70% of our sales are made in U.S. Dollars. During the six months ended June 30, 2012, the exchange rate of the RMB to the U.S. Dollar devalued 0.2% from the level at the end of December 31, 2011. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the P.R.C. government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency, the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of June 30, 2012, the Company had a series of currency forwards totaling a notional amount $30.5 million expiring from July 2012 to April 2013. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net gains of $32,956 attributable to these activities are included in “gain (loss) of derivative instruments” for the six months ended June 30, 2012.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $5.1 million as of June 30, 2012, as compared to $5.2 million as of December 31, 2011. Our funds are kept in financial institutions located in the P.R.C. which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the P.R.C. which restrict the transfer of cash from the P.R.C., except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the P.R.C.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of June 30, 2012, we had in place general banking facilities with seven financial institutions aggregating $63.0 million. The maturity of these facilities is generally less than five years. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan and our subsidiaries, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of June 30, 2012, we had utilized approximately $37.6 million under such general credit facilities and had available unused credit facilities of $25.4 million.

For the six months ended June 30, 2012, net cash provided by operating activities was approximately $1.6 million, as compared to net cash used in operating activities of $5.7 million for the comparable period in 2011. The net cash increase of $7.2 million provided by operating activities is primarily attributable to, among other items, an increase of $7.7 million in cash inflow from accounts payable, an increase of $4.5 million in cash inflow from prepayments, an increase of $1.4 million in cash inflow from other payable and accrued liabilities, an increase of $1.1 million in cash inflow from income taxes payable , which was significantly offset by a decrease of approximately $4.3 million in accounts receivable, a decrease of $3.8 million in inventories. The cash inflow increases in accounts payable and prepayments were, to a great extent, attributable to our increasingly strict recovery policies. The cash outflow increase in inventories was mainly due to an increase in our purchases of raw materials. The cash outflow increase in accounts receivable was due to extending in days sales outstanding from 66 days to 84 days.

Net cash used in investing activities was $9.8 million for the six months ended June 30, 2012 compared to $2.9 million for the comparable period in 2011. The net increase of $6.9 million cash used in investing activities was primarily attributable to an increase in the acquisition of plant and equipment for the new factory under construction in Huizhou, which we expect will be operational in August 2012. We are equipping the factory with new machines with more advanced manufacturing capabilities. In addition, we acquired 58,669 square meters land use right worth of $1,327,923 in Ganzhou, Jiangxi province, China in February 2012.

Net cash provided by financing activities was $8.3 million during the six months ended June 30, 2012, as compared to net cash provided by financing activities of $7.2 million for the six months ended June 30, 2011. The increase in net cash provided by financing activities was primarily attributable to an increase of $7.9 million in proceeds from long-term bank loans, a decrease of $7.2 million in repayment of short-term bank loans, an increase of $949,743 in proceeds from non-controlling interest, an increase of $1.3 million in proceeds from notes payable and a decrease of $6.4 million in repayment of notes payable, which was partly offset by a decrease of $1.2 million in proceeds from short-term bank loans, a decrease of $5.5 million in proceeds from letter of credit and a decrease of $220,083 in restricted cash. The significant increase was mainly due to an increase in our long-term loan to fund the new factory located in Huizhou. We also utilize notes payable to meet our working capital needs. The increase in restricted cash was caused by the increase in proceeds from notes payable.

For the six months ended June 30, 2012 and 2011, our inventory turnover was 3.3 times and 4.4 times, respectively. The average days outstanding of our accounts receivable at June 30, 2012 was 84 days, as compared to 66 days at June 30, 2011. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $281,355 and $277,011 for the three months ended June 30, 2012 and 2011, respectively and $507,397 and $402,316 for the six months ended June 30, 2012 and 2011, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

In December 2011, The FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company will adopt this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended September 30, 2012. There should be no material impact on the consolidated financial statements upon adoption.

Except for the ASUs above, in the period ended August 10, 2012, The FASB has issued ASU No. 2012-01 through ASU 2011-02, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On August 20, 2007, a lawsuit was filed against Shenzhen Highpower and various other defendants by Energizer, S.A. in the United States District Court for the Southern District of New York. The lawsuit arises out of a fire that occurred on a cargo vessel carrying batteries sold to Energizer by Shenzhen Highpower that resulted in damages to various third parties. Energizer alleges that it is entitled to indemnification from Shenzhen Highpower for any damages or losses that it becomes liable to pay to third parties as a result of the fire. Energizer seeks indemnity and/or contribution from Shenzhen Highpower for such sums, together with expenses, including attorneys’ fees and costs.

On June 25, 2012, Shenzhen Highpower paid USD1,500,000 along with the contributions from other defendant parties involved in the case through third party mediation. Subsequently, the litigation was withdrawn. Shenzhen Highpower is indemnified from any further liabilities. Energizer continues to be one of our customers.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Zhuhai China Resources Bank of Co., Ltd., Shenzhen Branch

On April 28, 2012, SZ Highpower entered into a credit contract revolving line of credit in the amount of RMB40,000,000(US$6.3 million)with Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch. The Comprehensive Credit Line is jointly guaranteed by SZ Springpower and our Chief Executive Officer, Mr. Dang Yu Pan, and expires on April 28, 2013.

The following events constitute a default under the Comprehensive Credit Line: SZ Highpower offers false information or hides true and important information to Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch, does not cooperate with the investigation, reviewing, and inspection; SZ Highpower does not accept supervision of Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch about the usage situation of the credit or involved operation and financial activities; SZ Highpower does not use the loan and/or other credit according to the Contract and the specific contract; SZ Highpower does not repay the loan, advances and other credit capital and interest timely and fully according to the Contract and the specific contract; SZ Highpower does not repay the loan, advances and other credit capital and interest of SZ Highpower in other financial institution timely and fully; SZ Highpower assigns the credit in the Contract to a third party with the agreement of Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch, or manages and demands the matured claim indifferently, or disposes of existing assets with no cost or other inappropriate method; or the occurrence of other situations Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch thinks may damage the legitimate rights of Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch, If any of the following occur and the guarantor refuses to eliminate the condition or SZ Highpower does not cooperate with the bank to remedy the situation, SZ Highpower shall be in breach of the agreement: the guarantor hides its actual ability of undertaking guarantee responsibility, or do not acquire the authorization of the competent authority; the guarantor does not apply for the annual inspection of the registration procedure on time; the guarantor manages and demands the matured claim indifferently, or disposes existing assets with no cost or other inappropriate method, If any of the following occur and a mortgagor refuses to eliminate the condition or SZ Highpower does not cooperate with the bank to remedy the situation, SZ Highpower shall be in breach: the mortgagor does not have the ownership or disposition of pledges, or the ownership is in controversy; the pledges may have situations such as leased, closed down, detained, superintended, exist legal precedent priority (including but not limited the priority of construction), and/or hid these situations; the mortgagor transfers, leases, re-pledges or disposes pledges with inappropriate method without the writing agreement of Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch, or has the writing agreement of Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch, but does not repay the loan SZ Highpower owes to Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch, using the income of disposal of pledges according to the requirements of Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch; the mortgagor does not safe keep, maintain, repair the pledges, and result in depreciation and damages on pledges; or the mortgagor’s behavior endangers the pledges, result in depreciation on the pledges value; or during the mortgage period, the mortgagor insures for the pledges not according to the requirements of Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch.

If any of the events of default under the contract occur, China Resources Bank has the right to taking the following measures respectively or simultaneously: reduce line of credit in the Contract, or stop the use of the remaining credit amount; take back capital and interest and related costs of issued loans contained in the maximum line of credit in advance; during the credit period, Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch can request SZ Highpower add the amount of security, or transfer the deposits of other accounts of SZ Highpower opened in Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch to the security account for paying off the security provided by Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch in the Contract in the future, or deposit them in a third party for the security Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch to pay for SZ Highpower in advance in future; deduct any deposits on the bank accounts of SZ Highpower opened in all branches of Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch and Zhuhai China Resources Bank Co., Ltd., for pay off of all debts in the Contract and specific contract; SZ Highpower should pay all the losses caused to Zhuhai China Resources Bank Co., Ltd, Shenzhen Branch because of the breaking contract by SZ Highpower; and has the right to retain the recourse under the Contract.

Loan Agreement with Wing Lung Bank Limited

On April 2, 2012, Hong Kong Highpower Technology Company Limited entered into an agreement for banking facilities with Wing Lung Bank Limited with facility limits of HKD21,000,000 ($3.3 million), with terms of one year. The interest rate is 2.65% per annum above Hong Kong Interbank Offered Rate.

The following events constitute an event of default under the Contract: HKHTC’s failure to provide any documents requested by Wing Lung Bank, including but not limited, to proof supporting the disposal of loan proceeds in accordance with the approved loan purpose , any substantial change to the general nature of the existing business, and any adverse changes affecting the company, and any difficulty in repaying or servicing outstanding interest and principal; HKHTC’s failure to apply proceeds of any drawing only for the purpose as set out in this letter; HKHTC’s unauthorized transfer the proceeds of any drawing to any account maintained by HKHTC or any person or corporation with any branch or office of any financial institution in the People’s Republic of China; HKHTC’s failure to apply proceeds of any drawing in compliance with relevant laws and regulations of Hong Kong and the People’s Republic of China; HKHTC’s failure to deliver certified copies of its audited accounts to Wing Lung Bank within 180 days after each financial year end, together with a certificate signed by directors in compliance with all the terms and conditions.

Item 6. Exhibits

(a)           Exhibits

Exhibit
Number	Description of Document

10.1	Bank loan contract dated April 28, 2012 by and between Zhuhai China Resources Bank of Co., Ltd., Shenzhen Branch and Shenzhen Highpower and corresponding guarantee agreements (translated to English)
10.2	Bank Loan contract dated April 20, 2012 by and between Wing Lung Bank and Hong Kong Highpower Technology Company Limited.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Highpower International, Inc.

Dated: August 16, 2012		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

