Form 10-Q
period 2012-09-30
Highpower International, Inc.
filed 2012-11-14
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

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

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of November 12, 2012 The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ.”

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	5,500,805	5,175,623
Restricted cash	22,319,701	12,708,999
Accounts receivable, net	23,961,421	21,129,418
Notes receivable	1,243,819	515,107
Prepayments	3,628,248	4,251,723
Other receivables	811,909	1,041,614
Inventories	16,964,816	13,512,942
Total Current Assets	74,430,719	58,335,426

Property, plant and equipment, net	30,955,446	25,462,656
Land use rights, net	4,408,740	3,132,965
Intangible asset, net	712,500	750,000
Deferred tax assets	632,101	857,209
Foreign currency derivatives assets	113,402	15,653

TOTAL ASSETS	111,252,908	88,553,909

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	25,371,520	22,153,822
Deferred revenue	655,446	-
Short-term loan	15,671,794	9,545,383
Notes payable	24,286,540	17,909,843
Letter of credit	-	2,880,000
Other payables and accrued liabilities	5,349,133	6,941,063
Income taxes payable	875,054	411,536
Current portion of long-term loan	1,749,976

Total Current Liabilities	73,959,463	59,841,647

Long-term loan	6,204,461	-

TOTAL LIABILITIES	80,163,924	59,841,647

COMMITMENTS AND CONTINGENCIES

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
EQUITY
Stockholder’s equity
Preferred Stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 13,582,106 shares issued and outstanding at September 30,2012 and December 31, 2011)	1,358	1,358
Additional paid-in capital	5,976,696	5,831,237
Statutory and other reserves	2,726,390	2,726,390
Retained earnings	16,789,917	15,638,656
Accumulated other comprehensive income	4,749,100	4,514,621

Total equity for the Company’s stockholders	30,243,461	28,712,262

Non-controlling interest	845,523	-

TOTAL EQUITY	31,088,984	28,712,262

TOTAL LIABILITIES AND EQUITY	111,252,908	88,553,909

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	31,868,046	28,091,330	81,848,511	84,750,150
Cost of sales	(24,258,038)	(24,212,746)	(64,557,820)	(72,105,177)
Gross profit	7,610,008	3,878,584	17,290,691	12,644,973

Research and development expenses	(1,147,359)	(823,735)	(3,265,290)	(2,302,163)
Selling and distribution expenses	(1,423,372)	(1,498,955)	(3,904,771)	(3,654,303)
General and administrative expenses, including stock-based compensation	(4,035,269)	(2,200,960)	(8,313,737)	(6,406,295)
Loss on exchange rate difference	(200,488)	(186,879)	(78,458)	(657,581)
Gain (loss) on derivative instruments	207,576	97,411	240,532	(136,786)
Equity loss in an associate	-	(104,375)	-	(108,346)
Total operation expenses	(6,598,912)	(4,717,493)	(15,321,724)	(13,265,474)

Income (loss) from operations	1,011,096	(838,909)	1,968,967	(620,501)

Other income	176,265	239,831	404,483	458,086
Interest expenses	(63,935)	(105,115)	(377,376)	(365,257)
Income (loss) before taxes	1,123,426	(704,193)	1,996,074	(527,672)

Income taxes (expense) benefit	(526,947)	73,683	(943,213)	(69,095)
Net income (loss)	596,479	(630,510)	1,052,861	(596,767)

Less: net loss attributable to non-controlling interest	(47,883)	-	(98,400)	-
Net income (loss) attributable to the Company	644,362	(630,510)	1,151,261	(596,767)

Comprehensive income
Net income (loss)	596,479	(630,510)	1,052,861	(596,767)
Foreign currency translation gain	381,765	61,799	225,870	1,220,385
Comprehensive income (loss)	978,244	(568,711)	1,278,731	623,618

Less: comprehensive loss attributable to non-controlling interest	(38,561)	-	(107,010)	-
Comprehensive income (loss) attributable to the Company	1,016,805	(568,711)	1,385,740	623,618

Earnings (loss) per share of common stock attributable to the Company
- Basic and diluted	0.05	(0.05)	0.08	(0.04)

Weighted average common shares outstanding
- Basic and diluted	13,582,106	13,582,106	13,582,106	13,582,106

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income (loss)	1,052,861	(596,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,668,979	1,349,240
Allowance for doubtful accounts	1,156,434	146,393
Loss (gain) on disposal of property, plant and equipment	55,000	(7,462)
Equity loss in an associate	-	108,346
Income on derivative instruments	(97,029)	(211,898)
Deferred income tax	225,862	(159,157)
Share based payment	145,459	612,057
Changes in operating assets and liabilities:
Accounts receivable	(3,904,228)	(1,839,396)
Notes receivable	(722,104)	(141,131)
Prepayments	629,689	(4,688,226)
Other receivable	231,388	212,606
Inventories	(3,385,965)	1,518,693
Accounts payable	5,412,400	3,510,379
Deferred revenue	650,951	-
Other payables and accrued liabilities	(1,602,391)	151,627
Income taxes payable	459,052	(1,041,362)
Net cash flows provided by (used in) operating activities	1,976,358	(1,076,058)

Cash flows from investing activities
Acquisition of plant and equipment	(9,626,668)	(4,986,349)
Acquisition of land use right	(1,323,559)	-
Net cash flows used in investing activities	(10,950,227)	(4,986,349)

Cash flows from financing activities
Proceeds from short-term bank loans	9,866,422	12,708,732
Repayment of short-term bank loans	(3,772,049)	(7,305,110)
Proceeds from long-term bank loans	7,899,893	-
Proceeds from notes payable	33,555,477	24,638,742
Repayment of notes payable	(27,278,534)	(16,766,610)
Proceeds from letter of credit	-	2,995,868
Repayment of letter of credit	(2,880,000)	(1,379,051)
Proceeds from non-controlling interest	947,987	-
Increase in restricted cash	(9,495,213)	(9,231,878)
Net cash flows provided by financing activities	8,843,983	5,660,693
Effect of foreign currency translation on cash and cash equivalents	455,068	96,274
Net increase (decrease) in cash and cash equivalents	325,182	(305,440)
Cash and cash equivalents - beginning of period	5,175,623	8,490,629
Cash and cash equivalents - end of period	5,500,805	8,185,189

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	258,300	1,271,794
Interest expenses	917,662	607,203
Non-cash transactions
Accounts payable for construction in progress	2,285,517	-

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

On February 8, 2012, GZ Highpower, which was incorporated in September 21, 2010, increased its registered capital to RMB30,000,000 ($4,762,586) from RMB2,000,000 ($293,574). SZ Highpower holds 60% of the equity interest of GZ Highpower, and four founding management members hold the remaining 40%. As of September 30, 2012, the paid-in capital was approximately RMB15,000,000 ($2,381,293).

On March 8, 2012, SZ Highpower invested RMB5,000,000 ($791,377) in HZ HTC, which is a wholly-owned subsidiary of SZ Highpower. HZ HTC engages in the manufacture of batteries.

On September14, 2012, SZ Springpower increased its registered capital from $1,000,000 to $3,330,000. SZ Highpower paid the increased capital. As of September 30, 2012, SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%.

The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd ("HKHTC")	Hong Kong July 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd ("SZ Highpower")	P.R.C. October 8, 2002	100%	Manufacturing & marketing of batteries

Highpower Energy Technology (Huizhou) Co., Ltd ("HZ Highpower")	P.R.C. January 29, 2008	100%	Inactive

Springpower Technology (Shenzhen) Co., Ltd ("SZ Springpower")	P.R.C. June 4, 2008	100%	Research & manufacturing of batteries

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and basis of presentation (continued)

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Ganzhou Highpower Technology Co., Ltd ("GZ Highpower")	P.R.C. September 21, 2010	60%	Processing, marketing and research of battery materials
Icon Energy System Co., Ltd. ("ICON")	P.R.C. February 23, 2011	100%	Research and production of advanced battery packs and systems
Huizhou Highpower Technology Co., Ltd ("HZ HTC")	P.R.C. March8, 2012	100%	Manufacturing & marketing of batteries

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of September 30, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations for the three and nine month periods ended September 30, 2012 and 2011, and its cash flows for the nine month period endeds September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principle of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests represent the ownership interests in GZ Highpower that are held by owners other than the parent and are part of the equity of the consolidated group. The non-controlling interests are reported in the consolidated balance sheets within equity, separately from the stockholders’ equity. Net income or loss and comprehensive income or loss is attributed to the stockholders and the non-controlling interests. If losses attributable to the stockholders and the non-controlling interests in GZ Highpower exceed their interests in GZ Highpower’s equity, the excess, and any further losses attributable to the stockholders and the non-controlling interests, is attributed to those interests.

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

During the three months and nine months ended September 30, 2012 and 2011, there was one customer, Energizer Holdings, Inc., that accounted for 10% or more of total net revenue. The percentages of total net sales from Energizer Holdings, Inc. in the three months ended September 30, 2012 and 2011 were 13.4% and 21.1%, respectively, and in the nine months ended September 30, 2012 and 2011 were 16.1% and 20.0%, respectively.

The Company’s top two third-party customers accounted for an aggregate of 36.3% of the accounts receivable as of September 30, 2012 and 25.0% of the accounts receivable as of December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

Restricted cash

Certain cash balances are held as security for notes payable and foreign currency loans. These balances are classified as restricted cash in the Company’s balance sheets.

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

Intangible assets, net

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

Deferred Revenue

Deferred revenue represents the government grants received related to developing property, and will be recognized over the useful lives of the assets. The Company received a grant of $655,446 on May 28, 2012 from the Department of Industry and Information Technology for the construction of the new factory in Ganzhou City, Jiangxi Province, P.R.C. The Company will apply the deferred revenue to reduce the cost basis of the assets, upon completion of construction of the warehouse, thus reducing the annual depreciation charge over the estimated useful life of the property, plant and equipment of the new factory.

Revenue recognition

The Company recognizes revenue when all of the following criteria must exist in order for the Company to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no incentive programs.

Research and development

Research and development expenses include expenses directly attributable to the conduct of research and development programs, including the expenses of salaries, employee benefits, materials, supplies, maintenance of research equipment. All expenditures associated with research and development are expensed as incurred.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Advertising

Advertising, which generally represents the expenses of promotions to create or stimulate a positive image of the company or a desire to buy the company’s products and services, is expensed as incurred. No advertising expense was recorded for the three and nine months ended September 30, 2012 and 2011.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in September 30, 2012 and December 31, 2011.

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

Derivatives

From time to time the Company may utilize foreign currency forward contracts to reduce the impact of foreign currency exchange rate risk. Management considered that the foreign currency forwards could not meet the criteria for designated hedging instruments and hedged transactions to qualify for cash flow hedge or fair value hedge accounting. The currency forwards and future contracts therefore are accounted for as derivatives, with fair value changes reported as gain (loss) of derivative instruments in income statement. The fair value balance of the foreign currency derivatives assets was $113,402 and $15,653 as of September 30, 2012 and December 31, 2011, respectively.

Earnings per share

Basic earnings per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

There were 727,500 and 637,500 options and warrants outstanding as of September 30, 2012 and 2011, respectively, which were not included in the calculation of diluted income per share for the periods ended because their effect would have been anti-dilutive.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company has adopted this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended September 30, 2012. There is no material impact on the consolidated financial statements upon adoption.

Except for the ASUs above, in the period ended November 9, 2012, the FASB has issued ASU No. 2012-01 through ASU 2011-02, which is not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Correction of previously issued consolidated financial statements

Certain comparative amounts in prior periods have been corrected to conform to the current period’s presentation. The principal corrections related to: 1) the separate presentation of research and development expenses as an operating expenses line item in the statement of operations, which was previously included in general and administrative expenses; and 2) correcting accounting errors such as recognition of capitalized interest.

The following table summarizes the adjustments made to the previously reported consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2011, and consolidated statement of cash flows for the nine months ended September 30, 2011.

Selected consolidated statement of operations and comprehensive income (loss) information for the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	As previously reported	Corrections	As corrected	As previously reported	Corrections	As corrected

Research and development expenses	(793,702)	(30,033)	(823,735)	(2,302,163)		(2,302,163)
Selling and distribution expenses	(1,487,490)	(11,465)	(1,498,955)	(3,654,303)		(3,654,303)
General and administrative expenses, including stock-based compensation	(2,242,458)	41,498	(2,200,960)	(6,406,295)		(6,406,295)
Interest expense	(140,240)	35,125	(105,115)	(183,450)	(181,807)	(365,257)

Loss before taxes	(739,318)	35,125	(704,193)	(345,865)	(181,807)	(527,672)

Net loss	(665,635)	35,125	(630,510)	(414,960)	(181,807)	(596,767)

Comprehensive loss	(603,836)	35,125	(568,711)	805,425	(181,807)	623,618

Loss per share of common stock attributable to the Company
-Basic	(0.05)		(0.05)	(0.03)	(0.01)	(0.04)
-Diluted	(0.05)		(0.05)	(0.03)	(0.01)	(0.04)

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Correction of previously issued consolidated financial statements (continued)

Selected consolidated statement of cash flow information for the nine months ended September 30, 2011

	Nine months ended September 30, 2011
	As previously reported	Corrections	As corrected

Cash flows from operating activities
Net (loss) income	(414,960)	(181,807)	(596,767)

Net cash flows used in operating activities	(894,251)	(181,807)	(1,076,058)

Cash flows from investing activities
Acquisition of plant and equipment	(5,168,156)	181,807	(4,986,349)

Net cash flows used in investing activities	(5,168,156)	181,807	(4,986,349)

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Accounts receivable, net

As of September 30, 2012 and December 31, 2011, accounts receivable include the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Accounts receivable	25,408,181	21,520,763
Less: allowance for doubtful debts	1,446,760	391,345

	23,961,421	21,129,418

The Company experienced bad debt expenses of $1,156,434 and $146,393, respectively, during the nine months ended September 30, 2012 and 2011, and $874,307 and $89,572, respectively, during the three months ended September 30, 2012 and 2011.

The Company wrote off $102,353 and $60,426, respectively, in accounts receivable in the nine months ended September 30, 2012 and 2011.

5.	Prepayments

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Purchase deposits paid	1,743,114	2,718,685
Advance to staff	185,164	48,678
Other deposits and prepayments	1,164,395	871,679
Valued-added tax prepayment	535,575	612,681

	3,628,248	4,251,723

6.	Other receivables

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Deposit for land use right	503,191	755,354
Other receivable	308,718	286,260

	811,909	1,041,614

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Inventories

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Raw materials	4,823,273	4,508,201
Work in progress	1,935,464	900,440
Finished goods	10,011,053	7,923,101
Packing materials	17,734	15,581
Consumables	177,292	165,619

	16,964,816	13,512,942

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to their fair value for the difference with charges to cost of sales. $431,470 and $523,921 were written down for inventories as of September 30, 2012 and December 31, 2011, respectively.

8.	Property, plant and equipment, net

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
Cost
Construction in progress	687,287	14,016,485
Furniture, fixtures and office equipment	3,010,510	2,734,321
Leasehold improvement	98,615	98,305
Machinery and equipment	15,203,124	13,429,090
Motor vehicles	1,305,719	1,225,948
Building	18,141,223	268,717
	38,446,478	31,772,866
Less: accumulated depreciation	7,491,032	6,310,210

	30,955,446	25,462,656

The Company recorded depreciation expenses of $1,565,147 and $1,262,178 for the nine months ended September 30, 2012 and 2011, respectively, and $633,433 and $437,170 for the three months ended September 30, 2012 and 2011, respectively.

The capitalized interest recognized in construction in progress was $1,038,284 and $492,716 as of September 30, 2012 and December 31, 2011, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of September 30, 2012 and December 31, 2011.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Land use rights, net

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Cost
Land located in Huizhou	3,416,123	3,405,396
Land located in Ganzhou	1,332,697	-
	4,748,820	3,405,396
Accumulated amortization	(340,080)	(272,431)

	4,408,740	3,132,965

As of September 30, 2012, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, the P.R.C. and Ganzhou City, Jiangxi Province, the P.R.C., with a total net carrying value of $4,408,740. The land use rights for land with area of approximately 126,605 square meters and 58,669 square meters, which will expire on May 23, 2057 and January 4, 2062, respectively.

The land use rights are being amortized annually using the straight-line method over the contract terms of 50 years. The Company recorded amortization expenses of $66,332 and $49,562 for the nine months ended September 30, 2012 and 2011, respectively, and $23,502 and $16,399 for the three months ended September 30, 2012 and 2011, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of September 30, 2012 and December 31, 2011.

10.	Intangible asset, net

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000
Accumulated amortization	(287,500)	(250,000)

	712,500	750,000

The Company is amortizing the $1,000,000 cost of the Consumer Battery License agreement over a period of 20 years on the straight line basis over the estimated useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan. Amortization expenses included in selling and distribution costs for the nine months ended September 30, 2012 and 2011 were $37,500 and $37,500, respectively, and $12,500 and $12,500 for the three months ended September 30, 2012 and 2011, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Other payables and accrued liabilities

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Accrued expenses	2,989,020	4,348,657
Royalty payable	965,639	877,905
Sales deposits received	794,603	1,196,711
Other payables	599,871	517,790

	5,349,133	6,941,063

12.	Taxation

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The components of the provision for income taxes are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	407,729	85,474	717,351	228,252
Deferred	119,218	(159,157)	225,862	(159,157)

Total	526,947	(73,683)	943,213	69,095

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income (loss ) before tax	1,123,426	(704,193)	1,996,074	(527,672)

Provision for income taxes at applicable income tax rate	332,408	(68,175)	566,510	(120,711)
Effect of preferential tax rate	(128,418)	(58,507)	(301,863)	(147,338)
Non-deductible expenses	63,798	119,370	176,575	461,383
Change in valuation allowance	259,159	(66,371)	501,991	(124,239)

Effective enterprise income tax	526,947	(73,683)	943,213	69,095

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
Tax loss carry-forward	355,435	591,542
Allowance for doubtful receivables	6,270	85,400
Allowance for inventory obsolescence	107,868	134,248
Fair value change of currency forwards	70,930	(19,415)
Difference for sales cut-off	91,598	65,434

	632,101	857,209

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Short-term loans

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Guaranteed and repayable within one year Short-term bank loans	15,671,794	9,545,383

As of September 30, 2012, the above bank borrowings were for working capital purposes and were guaranteed by personal guarantees executed by certain directors of the Company and a land use right with carrying amount $3,091,592 pledged as collateral.

The loans were primarily obtained for general working capital, carried interest rates ranging from 2.62% to 7.22% per annum.

14.	Notes payable

The Company has executed credit facilities with certain banks that provided for working capital in the form of bank acceptance bills. The funds borrowed under these facilities are generally repayable within 6 months. The notes payable are non-interest bearing and do not have any restrictions or covenants attached. Outstanding notes payable were $24,286,540 and $17,909,843 as of September 30, 2012 and December 31, 2011, respectively.

15.	Line of credit

The Company entered into some credit contracts revolving line of credit, which were used by short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	1/13/ 2012	1/12/2013	7,954,437	241,815
Wing Lung Bank Ltd.	3/29/2012	3/28/2013	2,600,000	-
Wing Lung Bank Ltd.	4/20/2012	4/19/2013	2,708,244	-
The Shanghai Commercial & Saving bank	8/8/2012	6/7/2013	4,000,000	-
Industrial and Commercial Bank of China	7/26/2012	7/25/2013	6,363,550	2,395,876
Shenzhen Development Bank Co., Ltd	12/12/2011	11/27/2012	15,908,874	4,672,436
China Everbright Bank	8/1/2012	7/31/2013	7,954,437	6,999,905
China Resources Bank Of Zhuhai	4/28/2012	4/28/2013	6,363,550	5,568,106

Total			53,853,092	19,878,138

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.	Line of credit (continued)

	December 31, 2011
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Industrial and Commercial Bank of China	11/29/2011	8/31/2013	6,343,568	4,898,820
Shenzhen Development Bank Co., Ltd	12/12/2011	11/27/2012	15,858,919	10,768,206
Standard Chartered (China) Co., Ltd.	1/21/2011	3/30/2012	2,000,000	2,000,000
China Everbright Bank	6/9/2011	6/9/2012	7,929,460	3,103,590
Standard Chartered (Hong Kong) Co., Ltd.	1/21/2011	1/21/2012	13,000,000	10,120,000
Citibank (Hong Kong) Co., Ltd.	1/31/2011	1/31/2012	3,000,000	3,000,000
Industrial and Commercial Bank of China	11/29/2011	9/8/2012	3,171,784	-
Wing Lung Bank Ltd.	8/29/2011	3/20/2012	2,600,000	-
Wing Lung Bank Ltd.	8/29/2011	3/20/2012	2,574,665	-
Total			56,478,396	33,890,616

The line of credits from Bank of China and Industrial and Commercial Bank of China are guaranteed by SZ Springpower, HK Highpower and the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

The line of credits from Shenzhen Development Bank Co., Ltd, China Resources Bank of Zhuhai and Standard Chartered (China) Co., Ltd are jointly guaranteed by SZ Springpower and the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

The line of credit from China Everbright Bank is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: the borrower may not serve as a guarantor for more than double its net assets; the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; the borrower must provide monthly reports to certain lenders describing the actual use of loans; the borrower may need to obtain approval to engage in major corporate transactions; and the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action will have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of September 30, 2012 and December 31, 2011, the Company was in compliance with all material covenants in its loan agreements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Long-term loans

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$

Long term loans from Bank of China	7,954,437	-
Less: current portion of long-term borrowings	1,749,976	-
Long-term borrowings, net of current portion	6,204,461	-

On January 13, 2012, the Company borrowed $7,954,437 (RMB50 million) from Bank of China, which is guaranteed by HK Highpower, SZ Highpower, SZ Springpower and the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is five-year long-term loan, with an annual interest rate equal to 110% of the benchmark-lending rate of PBOC, which ranged from 7.04% to 7.59% for the nine months ended September 30, 2012. Interest expenses are to be paid quarterly.

The interest expenses were $149,637 and $318,424 for the three and nine months ended September 30, 2012, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal should be paid on September 30, 2012 and December 30, 2012, respectively. And each 6% should be paid every quarter after December 31, 2012 until the due date. The repayment schedule of the principal was summarized as in below table:

$
Within 1 year	1,749,976
2 to 3 years	1,909,065
3 to 4 years	1,909,065
4 to 5 years	1,909,065
5 to 6 years	477,266

7,954,437

2% of the principal amounted to $159,089 which was due on September 30, 2012 was paid on October 8, 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based compensation expenses

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the "2008 Plan") was approved by the Company’s Board of Directors on October 30, 2008 and became effective upon the approval of the Company’s stockholders on December 11, 2008. The 2008 Plan has a ten-year term. The 2008 Plan reserves two million shares of common stock for issuance, subject to increase from time to time by the number of shares: (i) subject to outstanding awards granted under the Company’s prior equity compensation plans that terminate without delivery of any stock (to the extent such shares would have been available for issuance under such prior plan), and (ii) subject to awards assumed or substituted in connection with the acquisition of another company.

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a contractual term of ten years and generally vest over four to five years with an exercise price equal to the fair value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to the fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. At September 30, 2012, approximately 1,303,000 shares of the Company’s common stock remained available for issuance under the 2008 Plan.

Share-based compensation related to employees

	Number	Weighted Average Exercise	Contractual Term in
	of Share	Price	Years

Outstanding, January 1, 2012	630,000	$3.04	9.23

Granted	100,000	$1.15
Exercised	-	-
Forfeited	(65,000)	$2.51

Outstanding, September 30, 2012	665,000	$2.81	8.60

Exercisable, September 30, 2012	120,000	$3.48	8.32

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based compensation expenses (continued)

During the nine months ended September 30, 2012, the Company granted 100,000 shares to one employee at an exercise price of $1.15 per share. During the nine months ended September 30, 2012, a total of 65,000 options were forfeited in accordance with the terms and conditions of the 2008 Plan.

There were no options granted to employees during the three months ended September 30, 2012. The weighted-average fair value of options granted to employees for the nine month periods ended September 30, 2012 and 2011 were $0.74 per share and $1.47 per share, respectively, and were calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Expected volatility	-	40.14%	71.78%	40.02%

Risk-free interest rate	-	1.12%	1.09%	2.42%

Expected term from grant date (in years)	-	6.25	6.25	6.16
Dividend rate	-	-	-	-

Forfeiture rate	-	-	4.86%	4.30%

Fair value	-	$0.52	0.74	$1.47

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

Total share-based payment expenses

In connection with the grant of stock options to employees and nonemployees, the Company recorded share-based compensation charges of $52,030 and $266, respectively, for the three-month period ended September 30, 2012 and stock-based compensation charges of $335,231 and $(354), respectively, for the three-month period ended September 30, 2011. The Company recorded share-based compensation charges of $144,661 and $798, respectively, for the nine-month period ended September 30, 2012 and stock-based compensation charges of $611,650 and $407, respectively, for the nine-month period ended September 30, 2011.

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

Expected Volatility

The Company has limited stock trading history and it is not able to reasonably estimate the fair value of its equity share options because it is not practicable for it to estimate the expected volatility of its share price. The expected volatilities used for the three and nine month periods ended September 30, 2012 and 2011 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

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

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted-averages number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants and restricted shares. The dilutive effect of potential dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company excludes potential common stocks in the diluted earnings per share computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	644,362	(630,510)	1,151,261	(596,767)

Denominator:

Weighted-average shares outstanding	13,582,106	13,582,106	13,582,106	13,582,106
Effect of dilutive securities	-	-	-	-

Denominator:

Weighted-average shares diluted	13,582,106	13,582,106	13,582,106	13,582,106

Basic earnings per common share attributable to the Company	0.05	(0.05)	0.08	(0.04)
Diluted earnings per common share attributable to the Company	0.05	(0.05)	0.08	(0.04)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Stock options totaled 680,000 shares that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for the three and nine months ended September 30, 2012 because they would have been anti-dilutive since the stock’s average market price did not exceed the exercise price. Warrants totaled 47,500 shares that could potentially dilute earnings per share which were not included in the fully diluted computation for the three and nine months ended September 30, 2012, since the stock’s average market price did not exceed the exercise price.

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

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At September 30, 2012, warrants to purchase 47,500 shares of common stock were still outstanding.

20.	Defined contribution plan

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

The total amounts for such employee benefits, which were expensed as incurred, were $784,845 and $562,074 for the nine months ended September 30, 2012 and 2011, respectively, and $277,448 and $159,758 for the three months ended September 30, 2012 and 2011, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

21.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2012 to 2016, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2012 are as follows:

$
2012	264,820
2013	595,888
2014	309,982
2015	298,181
2016	298,181

1,767,052

Rent expenses for the nine months ended September 30, 2012 and 2011 were $928,351 and $818,652, respectively, for the three months ended September 30, 2012 and 2011, rent expenses were $309,502 and $276,433, respectively.

Capital commitments and contingencies

The Company had contracted capital commitments of $2,032,800 for the construction of Ganzhou plant as of September 30, 2012, and $1,755,387 for the construction of the Huizhou plant as of December 31, 2011.

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

All long-lived assets of the Company are located in the P.R.C. Geographic information about revenues and accounts receivable based on the location of the Company’s customers is set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net revenue

China(including Hong Kong)	15,898,377	12,055,254	43,490,979	45,348,053
Asia ,others	4,814,794	1,986,907	8,279,740	5,314,537
Europe	6,975,938	8,958,775	18,782,316	22,576,122
North America	3,830,007	5,048,498	10,846,247	11,357,548
South America	106,759	315	106,759	30,198
Africa	104,409	41,581	152,599	123,692
Others	137,762	-	189,871	-

	31,868,046	28,091,330	81,848,511	84,750,150

	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
Accounts receivable
China(including Hong Kong)	14,392,770	14,359,354
Asia ,others	1,465,103	740,289
Europe	6,848,643	4,973,601
North America	1,215,445	1,036,100
South America	16,615	18,950
Africa	19,140	1,124
others	3,705
	23,961,421	21,129,418

23.	Subsequent events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Company Limited (referred to herein as “HKHTC”); HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Icon Energy System Company Limited (“ICON”) and Highpower Energy Technology (Huizhou) Co. (“HZ Highpower”), which has not yet commenced operations; HKHTC’s and SZ Highpower’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”); SZ Highpower’s 60%-owned subsidiary, Ganzhou Highpower Technology Company Limited (“GZ Highpower”); and SZ Highpower’s wholly-owned subsidiary, Huizhou Highpower Technology Company Limited (“HZ HTC”), which commenced operations in August 2012.

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

HKHTC was incorporated in Hong Kong in 2003, under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower has not yet commenced business operations as of August 9, 2012. On September 14, 2012, SZ Springpower increased its registered capital from $1,000,000 to $3,330,000, which increase of $2,330,000 was invested by SZ Highpower. SZ Highpower now holds 69.97% of the outstanding equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%. HKHTC formed another wholly-owned subsidiary, ICON, a company organized under the laws of the P.R.C., in February 2011, and it commenced operations in July 2011.

SZ Highpower was founded in 2001 in the P.R.C. SZ Highpower formed a subsidiary, GZ Highpower, which commenced business operations in September 2010. On February 8, 2012, GZ Highpower increased its registered capital from RMB2,000,000 ($293,574) to RMB30,000,000 ($4,762,586). SZ Highpower holds 60% of the equity interest of GZ Highpower and four other founding management members hold the remaining 40%. In March 8, 2012, SZ Highpower founded another wholly-owned subsidiary, HZ HTC, under the P.R.C. laws. HZ HTC engages in the manufacture of batteries.

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

In 2010, we began a new materials business in which we buy and resell certain raw materials related to our battery manufacturing operations. This new materials business generates revenue and income and helps us understand our raw material supply chain, control our raw material costs and ensure that we have a steady supply of raw materials for our battery manufacturing operations to reduce our reliance on external suppliers. We will gradually phase out our trading programs, and implement full-scale materials recycling operations after GZ Highpower completes the construction of its recycling plants.

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

Foreign Currency Translation and Transactions. Highpower’s functional currency is the United States dollar (“US$”). HKHTC’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of the Company’s subsidiaries in the P.R.C.is the Renminbi (“RMB”).

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

Net sales for the three months ended September 30, 2012 were $31.9 million compared to $28.1 million for the three months ended September 30, 2011, an increase of 13.4%. The net increase was primarily due to an increase of $5.3 million in revenue from sales of our lithium batteries and an increase of $1.7 million in revenue from sales of our Ni-MH batteries, which was partially offset by a decrease of $3.2 million in revenue from our New Materials business. Revenue from sales of our lithium batteries and sales of our Ni-MH batteries increased 87.7% and 9.1%, respectively. The increase in revenues from our lithium batteries business was due to a 55.6% increase in the volume of batteries sold and a 20.6% increase in the average selling price resulting from our sale of higher quality and higher capacity battery products. The increase in revenues attributable to our Ni-MH batteries business was due to an 11.8% increase in the volume of Ni-MH battery units sold, which was partly offset a 2.5% decrease in the average selling price of Ni-MH battery units sold. In addition, revenues from our New Materials business dropped to $641,239 for the three months ended September 30, 2012 from $3.8 million for the three months ended September 30, 2011, a decrease of 83.2%. The decrease in revenues from our New Materials business was due to our strategic shift to implement a full scale battery and e-waste recycling business.

Cost of sales consists of the cost of direct materials, direct labor and overhead allocated.  Costs of sales were $24.3 million for the three months ended September 30, 2012, as compared to $24.2 million for the same period in 2011. As a percentage of net sales, cost of sales decreased to 76.1% for the three months ended September 30, 2012 compared to 86.2% for the same period in 2011. This decrease was attributable to decreases of raw material prices, including a 26.0% decrease in the average price of nickel, from the comparable period in 2011.

Gross profit for the three months ended September 30, 2012 was $7.6 million, or 23.9% of net sales, compared to $3.9 million, or 13.8% of net sales, for the same period in 2011. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product.  This increase was attributable to decreases of raw material prices including a 26.0% decrease in the average price of nickel, from the comparable period in 2011. In addition, revenue from our New Materials business decreased to $641,239 for the three months ended September 30, 2012 from $3.8 million for the three months ended September 30, 2011, which business has lower gross profit margins than our other business operations.

To cope with pressure on our gross margins we intend to control production costs by entering into long term contracts to lock in the raw material prices at the appropriate timing. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S. and Europe, and by expanding our sales team with more experienced international sales personnel. We have also begun production capacity expansion for our lithium batteries business to take advantage of the strong demand for such products globally.

Research and development expenses were approximately $1.1 million, or 3.6% of net sales for the three months ended September 30, 2012, as compared to approximately $823,735, or 2.9% of net sales for the comparable period in 2011, an increase of 39.3%. The increase was due to the expansion of our workforce to expand our research and development and management functions.

Selling and distribution expenses were $1.4 million, or 4.5% of net sales, for the three months ended September 30, 2012 compared to $1.5 million, or 5.3% of net sales, for the same period in 2011. The percentage decrease was mainly due to the implementation of meastures to control our expenses.

General and administrative expenses were $4.0 million, or 12.7% of net sales, for the three months ended September 30, 2012, compared to $2.2 million, or 7.8% of net sales, for the same period in 2011. The primary reason for the increase was the $784,735 increase in the provision for bad debt expenses over the three months ended September 30, 2012.

We experienced loss on the exchange rate difference between the U.S. Dollar and the RMB of approximately $200,488 and $186,879, respectively, for the three months ended September 30, 2012 and 2011. The difference on exchange rate loss was due to the appreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of approximately $207,576 in the three months ended September 30, 2012, which included a gain of $77,752 on settled currency forwards and a gain of $129,824 on unsettled currency forwards, as compared to a gain of $97,411 for the comparable period in 2011, which included a loss of $22,779 on the forward contract of nickel, a gain of $202,148 on settled currency forwards and a loss of $81,958 on unsettled currency forwards.

Interest expense was approximately $63,935 for the three months ended September 30, 2012, as compared to approximately $105,115 of interest expense for the same period in 2011. The fluctuation was primarily due to a $132,197 increase in interest expense related to increased bank borrowings, which is offset by a $173,377 increase in capitalized interest expenses. The increase in capitalized interest expenses was due to an increase in payments for the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $176,265 for the three months ended September 30, 2012, as compared to approximately $239,831 for the three months ended September 30, 2011, a decrease of $63,566. The slight decrease was due to a decrease in government grants.

During the three months ended September 30, 2012, we recorded a provision for income tax expense of $526,947, as compared to income tax benefit of $73,683 for the same period in 2011. The increase was due to the increased income before taxes during this period.

Net income attributable to the Company for the three months ended September 30, 2012 was $644,362, compared to net loss attributable to the Company of $630,510 for the same period in 2011.

Nine Months Ended September 30, 2012 and 2011

Net sales for the nine months ended September 30, 2012 were $81.8 million compared to $84.8 million for the nine months ended September 30, 2011, a decrease of 3.4%. The net decrease of $3.0 million was primarily due to a $15.1 million decrease in revenue from our New Materials business, which was partially offset by an increase of $10.1 million in revenue from sales of our lithium batteries and an increase of $2.0 million in revenue from sales of our Ni-MH batteries. Revenue from sales of our lithium batteries and sales of our Ni-MH batteries increased 64.2% and 3.9%, respectively. The increase in revenues attributable to our lithium batteries business is due to a 39.0% increase in the volume of batteries sold and a 18.1% increase in the average selling price resulting from our sale of higher quality and higher capacity battery products, The increase in revenues attributable to our Ni-MH batteries business is due to a 4.9% increase in the volume of Ni-MH battery units sold which was partly offset by a 0.9% decrease in the average selling price of Ni-MH battery units sold. In addition, revenues from our New Materials business dropped to $1.4 million for the nine months ended September 30, 2012 from $16.5 million for the nine months ended September 30, 2011, a decrease of 91.7%. The decrease in New Materials business was due to our strategic shift to implement a full scale battery and e-waste recycling business.

Cost of sales consists of the cost of direct materials, direct labor and overhead allocated. Costs of sales were $64.6 million for the nine months ended September 30, 2012, as compared to $72.1 million for the same period in 2011. As a percentage of net sales, cost of sales decreased to 78.9% for the nine months ended September 30, 2012 compared to 85.1% for the same period in 2011. This decrease was attributable to decreases of raw material prices including a 27.4% decrease in the average price of nickel, from the comparable period in 2011.

Gross profit for the nine months ended September 30, 2012 was $17.3 million, or 21.1% of net sales, compared to $12.6 million, or 14.9% net sales, for the same period in 2011. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This increase was attributable to decreases of raw material prices including a 27.4% decrease in the average price of nickel from the comparable period in 2011.In addition, revenue from our New Materials business decreased to $1.4 million for the nine months ended September 30, 2012 from $16.5 million for the nine months ended September 30, 2011, which business has lower gross profit margins than our other business operations.

Research and development expenses were approximately $3.3 million, or 4.0% of net sales, for the nine months ended September 30, 2012 as compared to approximately $2.3 million, or 2.7% of net sales, for the comparable period in 2011, an increase of 41.8%. The increase was due to the expansion of our workforce to expand our research and development and management functions.

Selling and distribution expenses were $3.9 million, or 4.8% of net sales, for the nine months ended September 30, 2012 compared to $3.7million, or 4.3% of net sales, for the same period in 2011.The percentage increase was mainly due to the expansion of our sales team with more experienced international sales personnel.

General and administrative expenses were $8.3 million, or 10.2% of net sales, for the nine months ended September 30, 2012, compared to $6.4 million, or 7.6% of net sales, for the same period in 2011. The primary reason for the increase was the $1.0 million increase in the provision for bad debt expenses over the nine months ended September 30, 2012.

We experienced loss on the exchange rate difference between the U.S. Dollar and the RMB of approximately $78,458 and $657,581, respectively, in the nine months ended September 30, 2012 and 2011. The difference on exchange rate loss was due to the appreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of approximately $240,532 in the nine months ended September 30, 2012, which included a gain of $141,987 on settled currency forwards and a gain of $98,545 on unsettled currency forwards, as compared to a loss of $136,786 for the comparable period in 2011, which included a loss of $717,383 on the forward contract of nickel,a gain of $368,699 on settled currency forwards and a gain of $211,898 on unsettled currency forwards.

Interest expense was approximately $377,376 for the nine months ended September 30, 2012, as compared to approximately $365,257 of interest expense for the same period in 2011. The fluctuation was due to a $310,460 increase in interest expense related to increased bank borrowings, which was partially offset by a $298,341 increase in capitalized interest expenses. The increase in capitalized interest expenses was due to an increase in payments for the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $404,483 for the nine months ended September 30, 2012, as compared to approximately $458,086 for the nine months ended September 30, 2011, a decrease of $53,603. The decrease was due to an decrease in government grants.

During the nine months ended September 30, 2012, we recorded a provision for income tax expense of $943,213, as compared to income tax expense of $69,095 for the same period in 2011. The increase was due to the income before taxes during this period.

Net income attributable to the Company for the nine months ended September 30, 2012 was $1,151,261, compared to net loss attributable to the Company of $596,767 for the same period in 2011.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the P.R.C. and we pay the majority of our expenses in RMB. Approximately 75% of our sales are made in U.S. Dollars. During the nine months ended September 30, 2012, the exchange rate of the RMB to the U.S. Dollar appreciated 1.5% from the level at the end of December 31, 2011. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the P.R.C. government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency, the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the U.S. Dollar which affects the value of its U.S. Dollar receivables and sales. As of September 30, 2012, the Company had a series of currency forwards totaling a notional amount $30.5 million expiring from October 2012 to May 2013. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net gains of $240,532 attributable to these activities are included in “gain (loss) of derivative instruments” for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $5.5 million as of September 30, 2012, as compared to $5.2 million as of December 31, 2011. Our funds are kept in financial institutions located in the P.R.C., which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the P.R.C. which restrict the transfer of cash from the P.R.C., except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the P.R.C.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of September 30, 2012, we had in place general banking facilities with nine financial institutions aggregating $53.9 million. The maturity of these facilities is generally less than five years. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and our subsidiaries, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of September 30, 2012, we had utilized approximately $34.0 million under such general credit facilities and had available unused credit facilities of $19.9 million.

For the nine months ended September 30, 2012, net cash provided by operating activities was approximately $2.0 million, as compared to net cash used in operating activities of $1.1 million for the comparable period in 2011. The net cash increase of $3.1 million provided by operating activities is primarily attributable to, among other items, an increase of $1.9 million in cash inflow from accounts payable, an increase of $5.3 million in cash inflow from prepayments, an increase of $1.5 million in cash inflow from income taxes payable, an increase of $1.6 million in cash inflow from net income, which was significantly offset by a decrease of approximately $2.1 million in accounts receivable, a decrease of $4.9 million in inventories. The cash inflow increases in accounts payable and prepayments were, to a great extent, attributable to our increasingly strict recovery policies. The cash outflow increase in inventories was mainly due to an increase in our purchases of raw materials. The cash outflow increase in accounts receivable was due to extending payment terms from 69 days to 74 days.

Net cash used in investing activities was $11.0 million for the nine months ended September 30, 2012 compared to $5.0 million for the comparable period in 2011. The net increase of $6.0 million cash used in investing activities was primarily attributable to an increase in the acquisition of plant and equipment for the new factory under construction in Huizhou, which was operational in August 2012. We are equipping the factory with new machines with more advanced manufacturing capabilities. In addition, we acquired 58,669 square meters pursuant to a land use right worth of $1,323,559 in Ganzhou, Jiangxi province, China in February 2012.

Net cash provided by financing activities was $8.8 million during the nine months ended September 30, 2012, as compared to net cash provided by financing activities of $5.7 million for the nine months ended September 30, 2011. The net increase of $3.1 million cash provided by financing activities was primarily attributable to an increase of $7.9 million in proceeds from long-term bank loans, a decrease of $3.5 million in repayment of short-term bank loans, an increase of $947,987 in proceeds from non-controlling interest, an increase of $8.9 million in proceeds from notes payable, which was partly offset by a decrease of $2.8 million in proceeds from short-term bank loans, an increase of $10.5 million in repayment of notes payable, an increase of $1.5 million in repayment of letter of credit, a decrease of $3.0 million in proceeds from letters of credit and a decrease of $263,335 in restricted cash. The increase was mainly due to an increase in our long-term loan to fund the new factory located in Huizhou. We also utilize notes payable to meet our working capital needs. The increase in restricted cash was caused by the increase in proceeds from notes payable and foreign currency loans.

For the nine months ended September 30, 2012 and 2011, our inventory turnover was 4.2 times and 5.5 times, respectively. The average days outstanding of our accounts receivable at September 30, 2012 was 74 days, as compared to 69 days at September 30, 2011. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $277,448 and $159,758 for the three months ended September 30, 2012 and 2011, respectively and $784,845 and $562,074 for the nine months ended September 30, 2012 and 2011, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company has adopted this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended September 30, 2012. There is no material impact on the consolidated financial statements upon adoption.

Other than the ASU above, in the period ended November 9, 2012, the FASB has issued ASU No. 2012-01 through ASU 2011-02, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On August 20, 2007, a lawsuit was filed against SZ Highpower and various other defendants by Energizer, S.A. in the United States District Court for the Southern District of New York. The lawsuit arose out of a fire that occurred on a cargo vessel carrying batteries sold to Energizer by SZ Highpower that resulted in damages to various third parties. Energizer alleged that it was entitled to indemnification from SZ Highpower for any damages or losses that it became liable to pay to third parties as a result of the fire. Energizer sought indemnity and/or contribution from SZ Highpower for such sums, together with expenses, including attorneys’ fees and costs.

The parties to the suit participated in third party mediation to resolve the claims alleged in the suit. On June 25, 2012, the parties reached a settlement and SZ Highpower paid $1,500,000 to Energizer, which was in addition to the other amounts paid by from the other defendants. As a result of the settlement, Energizer withdrew the lawsuit. SZ Highpower is not subject to any further liabilities to Energizer with respect to the facts alleged in the lawsuit. Energizer continues to be one of our customers.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Loan Contract Between SZ Highpower and China Everbright Bank Shenzhen Longhua Sub-branch

On August 1, 2012, SZ Highpower entered into a credit contract revolving line of credit in the amount of RMB50,000,000 (US$8.0 million) with China Everbright Bank Shenzhen Longhua Sub-branch which expires on July 31, 2013.. The Comprehensive Credit Line is guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan. The parties will execute a specific contract for each drawdown of the line of credit which agreements will contain the interest rate, exchange rate, fee rate and other fees to be charged by the bank.

During the term of the line of credit, SZ Highpower must (1) submit true financial statements to the bank and (2) truthfully provide major bank account, deposit and loan balances and other relevant information of its operating conditions. During term of the line of credit, SZ Highpower must promptly report to the bank any transaction involving more than 10% of net assets. During the term of the line of credit, SZ Highpower must provide advance notice to the bank prior to providing a guarantee for third party, which guarantee may not affect SZ Highpower’s ability to pay off debt incurred under the line of credit. In the event of SZ Highpower’s breach of the agreement, including any breach of any specific contract, the bank may cancel the agreement and declare all amounts due under the line of credit immediately due and payable. SZ Highpower is responsible for payment for any damages incurred by the bank related to its breach of the agreement.

Loan Agreement between HKHTC and Shanghai Commercial & Savings Bank Ltd., Hong Kong branch

On August 2, 2012, HKHTC entered into an agreement for a revolving short-term secured loan facility in the amount of $4,000,000 with Shanghai Commercial & Savings Bank Ltd., Hong Kong branch, which expires on June 7, 2013. The interest rate to be charged on loaned funds is 2% per annum above the 6-month LIBOR or at a rate not to be less than the bank’s cost of funds. Interest is payable monthly commencing one month after the drawdown date or at the due date, whichever is earlier. The bank may, at any time in its absolute discretion, cancel or withdraw the facility and/or to demand immediate repayment or payment, as the case may be, of all amounts outstanding under the facility, whereupon the facility shall be cancelled or withdrawn. The bank may declare all amounts due pursuant to the facility upon the following events of default: (1) HKHTC fails to pay any amounts payable under the facility on its due date; (2) HKHTC fails to perform any of its obligations under the agreement; (3) HKHTC’s bankruptcy; (4) any representation or warranty of HKHTC in the agreement proves to have been untrue or inaccurate in any material respect; (5) the occurrence of any situation which in the bank’s opinion may materially and adversely affect HKHTC’s ability to perform its obligations under the agreement; or (6) any shareholder (being a company) commits an act to go nito voluntary liquidation or reconstruction or amalgamation.

Loan Agreement between SZ Highpower and Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch

On September 12, 2012, SZ Highpower entered into a loan agreement with Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch providing for a line of credit of up to RMB20,000,000 (US$ 3,181,775). SZ Highpower may withdraw the loan, from time to time as needed, but must make a drawdown on or prior to September 5, 2013, after which time the bank may cancel all or part of the facility. All drawdowns must be made on or prior to September 5, 2013.The term of the loan will be 12 months from date the date of the first drawdown. The interest rate charged on the loan is variable up to a maximum of 15%. The loan agreement probits, prior to the repayment of all amounts due under the loan agreement, SZ Highpower’s payment of dividends. SZ Highpower must obtain the prior written consent of the bank for certain transactions, including mergers, divestitures, reductions of capital, changes in ownership, transfers of a significant amount of assets or liabilities, an increase in debt financing or other actions that may adversely affect the banks rights under the agreement. The loan is guaranteed by SZ Springpower, HKHTC and our chief executive officer, Dang Yu Pan.

Upon the occurrence of an event of default, the bank may (1) require SZ Highpower to remedy such default within a specified time period; (2) cancel or terminate other financing arrangements with SZ Highpower; (3) declare all amounts outstanding under the agreement immediately due and payable; (4) require SZ Highpower to compensate the bank for damages it incurs as a result of the event of default; or (5) other measures permitted under applicable law or other necessary measures. Event of default include: (1) SZ Highpower fails to timely pay any amounts due under the agreement or to perform its obligations under the agreement; (2) there is a change in guarantees provided in the loan that adversely affect the bank’s ability to collect from the guarantors and SZ Highpower is unable to provide alternate guarantors acceptable to the bank; (3) SZ Highpower’s failure to pay off any of its other debts or comply with its other obligations in the agreement which is likely to affect SZ Highpower’s performance of its obligations under the agreement; (4) a deterioration in the financial performance, profitability, debt repayment ability, operating capacity or cash flow of SZ Highpower that may affect its ability to comply with the obligations under the agreement; (5) a material adverse change in SZ Highpower’s ownership structure or operations that are likely to affect its ability to comply with its obligations under the agreement; (6) AZ Highpower’s involvement in significant litigation, proceedings or investigations that are likely to affect its ability to comply with its obligations under the agreement; (7) a change in S Highpower’s the principal investors or key officers that is likely to affect its ability to comply with its obligations under the agreement; (8) SZ Highpower’s use of false contracts with related parties or evasion of the bank’s rights pursuant to the agreement loan through related parties; (9) SZ Highpower’s bankruptcy, dissolution, liquidation, reorganization or cessation of business operations or the revocation of SZ Highpower’s business license; (10) SZ Highpower’s breach of food safety, production safety, environmental protection and other environmental and social risk management related laws and regulations, regulatory requirements or industry standards, that are likely to affect its ability to comply with its obligations under the agreement; (11) SZ Highpower’s credit rating, profitability, asset-liability ratio, net cash flow of operations or other indicators do not meet the credit conditions of the bank; (12) SZ Highpower, without the bank’s written contract, pledges, guarantees or provides assurance guarantees to other parties, likely to affect its ability to comply with its obligations under the agreement; or (13) any other adverse situation which may affect in the bank’s ability to be repaid under the agreement.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

10.1	Bank loan contract dated August 1, 2012 by and between Shenzhen Highpower Technology Company Limited and China Everbright Bank Shenzhen Longhua Sub-branch (translated to English)
10.1(a)	Guaranty contract dated August 1, 2012 by and between Pan Dangyu and China Everbright Bank Shenzhen Longhua Sub-branch (translated to English)
10.2	Bank Loan contract dated August 2, 2012 by and between Hong Kong Highpower Technology Company Limited and Shanghai Commercial & Savings Bank Ltd, Hong Kong branch
10.3	Working Capital Loan Contract dated September 10, 2012 by and between Shenzhen Highpower Technology Company Limited and Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch (translated to English)
10.3(a)	Form of Guaranty Contract dated July 26, 2012 by and between Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch, and the persons indicated in Schedule A attached to the Form of Agreement (translated to English)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: November 12, 2012		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

