Form 10-K
period 2012-12-31
Highpower International, Inc.
filed 2013-04-02
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 000-52103

HIGHPOWER INTERNATIONAL, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	20-4062622
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Building A1, Luoshan Industrial Zone,
Shanxia, Pinghu, Longgang,
Shenzhen, Guangdong
People’s Republic of China	518111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (86) 755-89686292

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of	Name of each exchange
Each Class	on which registered
Common Stock, $0.0001 par value	Nasdaq Stock Market LLC
(Nasdaq Global Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2012 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $7.7 million.

There were 13,582,106 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 21, 2013. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ.”

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

HIGHPOWER INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on our company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	The current economic downturn adversely affecting demand for our products;

•	The current safety issues of Lithium-ion batteries;
•	Our reliance on our major customers for a large portion of our net sales;

•	Our reliance on a limited number of suppliers for nickel, our principal raw material;

•	Our ability to develop and market new products;

•	Our ability to establish and maintain a strong brand;

•	Protection of our intellectual property rights;

•	The market acceptance of our products, including our line of Lithium-ion batteries;

•	The implementation of new projects;

•	Our ability to successfully manufacture and deliver our products in the time frame and amounts expected;

•	Exposure to product liability, safety, and defect claims;

•	Exposure to currency exchange risks during our product export;

•	Rising labor costs, volatile metal prices, and inflation;

•	Changes in the laws of the P.R.C. that affect our operations;

•	Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;

•	Development of an active trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

ii

•	The other factors referenced in this Form 10-K, including, without limitation, under the sections entitled “Risk Factors,” “Financial Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

With respect to this discussion, the terms, “the Company” “Highpower” “we,” “us,” and “our” refer to Highpower International, Inc., and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Highpower Energy Technology (Hui Zhou) Company Limited (“HZ Highpower”), Icon Energy System Company Limited (“ICON”), SZ Highpower’s wholly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 60%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”) and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”). Highpower and its subsidiaries are collectively referred to as the “Company,” unless the context indicates otherwise.

Corporate Information

Highpower International, Inc. was incorporated in the state of Delaware on January 3, 2006. HKHTC was incorporated in Hong Kong on July 4, 2003 and organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries. All other subsidiaries were incorporated in the People’s Republic of China (“P.R.C.”).

On February 8, 2012, GZ Highpower, which was incorporated on September 21, 2010, increased its registered capital to RMB30,000,000 ($4,762,586) from RMB2,000,000 ($293,574). SZ Highpower holds 60% of the equity interest of GZ Highpower, while the four founding management members of GZ Highpower hold the remaining 40%. As of December 31, 2012, the paid-in capital of GZ Highpower was approximately RMB15,000,000 ($2,381,293).

On March 8, 2012, SZ Highpower invested RMB5,000,000 ($791,377) in HZ HTC, which is a wholly-owned subsidiary of SZ Highpower. HZ HTC engages in the manufacture of Lithium-ion batteries.

On September 14, 2012, SZ Springpower increased its registered capital from $1,000,000 to $3,330,000. SZ Highpower paid the increased capital. As of December 31, 2012, SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%.

SZ Highpower manufactures Nickel Metal Hydride (“Ni-MH”) batteries for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enable us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. In 2008, we commenced manufacturing two lines of Lithium-ion (“Li-ion”) and Lithium polymer rechargeable batteries through SZ Springpower for higher-tech, high-performance applications, such as laptops, digital cameras and wireless communication products. Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

We employ a broad network of salespersons in China and Hong Kong, which targets key customers by arranging in-person sales presentations and providing after-sales services. The sales staff works directly with our customers to better address their needs.

In 2010, we began a new materials business in which we buy and resell certain raw materials related to our battery manufacturing operations. This new materials business generates revenue and income and helps us understand our raw material supply chain and processing control our raw material costs and ensure that we have a steady supply of raw materials for battery manufacturing operations to reduce our reliance on external suppliers. In 2012, we initiated the construction of our Ganzhou recycling plant. Consequently, our materials trading activities were reduced, so that the company can dedicate more resources to the battery recycling operations.

Industry

General

Rapid advancements in electronic technology have expanded the number of battery-powered devices in recent years. As these devices have come to feature more sophisticated functions, more compact sizes and lighter weights, the sources of power that operate these products have been required to deliver increasingly higher levels of energy. This has stimulated consumer demand for higher-energy batteries capable of delivering longer service between recharges or battery replacement. In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused up to 1,000 times. Rechargeable batteries generally can be used in many non-rechargeable battery applications, as well as high energy drain applications such as electric toys, power tools, portable computers and other electronics, medical devices, and many other consumer products.

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

The initial technology for rechargeable batteries was nickel cadmium (“Ni-Cad”). Ni-Cad batteries are offered in a variety of sizes and shapes but suffer from low energy density and low cycle life. In addition, disposal of Ni-Cad batteries poses serious environmental and liability issues due to the high toxicity level of cadmium. To meet the demand for higher performing rechargeable batteries, nickel-metal hydride (“Ni-MH”) batteries were developed. Electrically, Ni-MH batteries are similar to the Ni-Cad counterparts but utilize a hydrogen-absorbing alloy instead of cadmium. High capacity Ni-MH batteries can replace Ni-Cad batteries in many devices because they operate on the same voltage and possess similar power and fast charge capabilities, while offering the advantage of greater energy density. In devices such as power tools, electric toys, personal portable electronic devices and hybrid electric vehicles, Ni-MH batteries optimize equipment performance. Ni-MH batteries have several advantages including:

—	High capacity - Because of the use of hydrogen as a cathode material, Ni-MH batteries have up to a 40 percent longer service life than ordinary Ni-Cad batteries of equivalent size.

—	Long cycle life - Up to 1,000 charge/discharge cycles.

—	No memory effect - Ni-Cad batteries suffer from a memory effect - when charging, the user must ensure that they are totally flat first, otherwise they “remember” how much charge they used to have and die much quicker. Ni-MH batteries have a negligible memory effect, making charging quicker and more convenient.

—	Performs at extreme temperatures - Capable of operation on discharge from -20°C to 50°C (-4°F to 122°F) and charge from 0°C to 45°C (32°F to 113ºF).

—	Environmentally friendly - Zero percent cadmium or other toxic chemicals such as mercury.

—	Cost efficiency - Rechargeable Ni-MH batteries are substantially less expensive than rechargeable lithium batteries.

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

Despite its overall advantages, lithium battery technology has limitations that include fragility, safety, aging, capacity deterioration and higher manufacturing cost. Manufacturers are constantly working to improve lithium battery technology with new and enhanced chemical combinations. Lithium batteries have several advantages including:

—	High capacity - Up to 100% higher energy density compared to standard nickel-cadmium batteries.

—	Low self-discharge - Self-discharge can be less than half that of nickel-based batteries.

—	Low maintenance - No periodic discharge is needed and there is no memory effect. Specialty cells can provide very high current to applications such as power tools.

—	Flexible form factor - Prismatic lithium polymer batteries can be produced in a wide variety of form factors for different products and applications.

Lithium batteries also have several limitations:

—	Requires protection circuit to maintain voltage and current within safe limits.

—	Poses safety issues due to the more-active characteristics of its basic materials.

—	Subject to aging when not in use - storage in a cool place at 40% charge reduces the aging effect.

—	Transportation restrictions - shipment of larger quantities may be subject to regulatory control.

—	Manufacturing cost is approximately 40% greater than nickel-cadmium.

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

Competitive Strengths

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

Experienced management team

Our senior management team has extensive business and industry experience. Our Chairman and Chief Executive Officer, Mr. Dang Yu Pan, has over 16 years of experience in China’s battery industry. Our Chief Technology Officer, Mr. Wen Liang Li, has over 22 years of research experience in advanced battery technologies and products. Additionally, other members of our senior management team have significant experience with respect to other key aspects of our operations, including product design, manufacturing, and sales and marketing.

Market position

Since the Company’s inception, it has primarily focused on the research, development and manufacture of Ni-MH battery cells. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our products, reduce costs, and keep pace with evolving industry standards. Our Ni-MH rechargeable batteries have been developed to respond to a number of specific market requirements such as recyclability, high power, high energy density, long life, low cost and other important characteristics for consumer and industrial applications. They are suitable for almost all applications where high currents and deep discharges are required.  Our subsidiary, SZ Springpower, is a company that specializes in the research, manufacturing and marketing of lithium rechargeable batteries and started lithium battery manufacturing operations in 2008. Our lithium battery business has been growing rapidly and we expect it will continue to grow as we gain more industry knowledge and acquire more customers. It has become a more and more important segment of our operations, with net sales of lithium batteries accounting for 33.7% of net sales in 2012, up from 20.5% of our net sales in 2011.

Well-established distribution channels

We sell our products to original equipment manufacturers and a well-established network of distributors and resellers, which allows us to penetrate customer markets worldwide. Our relationship with many distributors extends from our inception in 2001. We also continue to screen and identify our strongest customers in each distribution channel and to focus our sales efforts towards the largest distributors and resellers in the fastest growing industries, such as the mobile internet device, electric bicycle and electric scooter industries.

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

Customer service expertise

We work closely with our major customers in order to ensure high levels of customer satisfaction. To provide superior service and foster customer trust and loyalty, we offer flexible delivery methods and product feedback opportunities to our customers. The Company provides the sales representatives and marketing personnel with extensive training including necessary skills in answering questions relating to products and services, proactively introducing potential customers about our products, and promptly responding to customer inquiries.

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

Aggressively pursue distribution channels

We intend to broaden the scope of our distribution arrangements to increase sales penetration in targeted markets. We intend to select additional distributors based on their access to markets and retail outlets that are candidates for our products. In addition, we intend to expand our international sales presence and diversify our revenue sources by taking efforts to increase the percentage of our net sales attributable to sales to emerging new markets.

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

Products

Our Ni-MH rechargeable batteries are versatile solutions for many diverse applications due to their long life, environmentally friendly materials, high power and energy, low cost and safe applications. Developed to meet the requirement for increasingly higher levels of energy demanded by today’s electronic products, our Ni-MH rechargeable batteries offer increased capacity and higher energy density over similarly sized standard Ni-Cad rechargeable batteries. As a result, users can expect a longer time between charges and longer running time. Our Ni-MH rechargeable batteries are available in both cylindrical and prismatic shapes.

In 2009, we completed the construction and build-out of several production lines for the development and manufacturing of a range of lithium rechargeable batteries and products. We produce Li-ion batteries and Li-polymer batteries with hundreds of different models and specifications. Currently, we produce an average of 1,800,000 lithium battery units per month.

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

Net sales for each of our product categories as a percentage of net sales are set forth below:

	Year Ended December 31,
	2012	2011
Ni-MH Batteries	63.8%	63.7%
Lithium Batteries	33.7%	20.5%
Materials	2.5%	15.8%
	100.0%	100.0%

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

Currently, we purchase raw materials, consisted primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan. For lithium batteries, we purchase raw materials consisted primarily of LiCoO2, graphite and electrolyte We believe that the raw materials and components used in manufacturing rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials relating to nickel and lithium are available from a limited number of suppliers. Our top three suppliers of nickel account for 41% of our nickel supply. Our top three suppliers of lithium account for approximately 40% of our lithium supply. Presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future. Our top suppliers include Jinchuan Group, Baotou Santoku Battery Materials Co. Ltd., and Tianjin B&M Science & Technology, Ltd.

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

Manufacturing

The manufacture of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of manufacturing. We have a large-scale active production base of 51,932 square meters (not including our new 126,605 square meter facility in Huizhou to which machinery is currently being deployed), a dedicated design, sales and marketing team, and approximately 3,200 company-trained employees. We use automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor. We intend to further improve our automated production lines and strive to continue investing in manufacturing infrastructures to further increase our manufacturing capacity, which help us control the unit cost of products.

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

In October 2008, we commenced construction of our new manufacturing factory in Huizhou, Guangdong Province, P.R.C., which construction was completed in 2012. The new factory will house a substantial part of the lithium battery production for the Company and be equipped with more automated production lines. The new factory’s production capacity will be approximately two to three times that of our current lithium battery production facility in Shenzhen. We expect that the initial phase of machinery deployment will be completed in the second quarter of 2013 and that we will begin initial production in the factory in the third quarter of 2013. We will also continue to operate in the old rented factories located in Shenzhen upon completion of the new factory.

In July 2012, we commenced construction of our materials recycling factory in Ganzhou, Jiangxi Province, P.R.C. We expect that the construction of the factory will be completed in the second quarter of 2013 and that we will begin initial production in the factory in the third quarter of 2013.

Our Ni-MH facility currently produces approximately 10 million to 14 million battery units per month and our lithium facility produces approximately 1.5 million to 1.8 million units per month. We are planning for moderate manufacturing capacity growth of approximately 30-40% for the lithium battery segment in the next 12 months.

Major Customers

During the years ended December 31, 2012 and 2011, approximately 31.7% and 37.9% of our net sales were from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the years ended December 31, 2012 and 2011, one major customer, Energizer Battery Manufacturing, Inc., accounted for 14.8% and 19.7%, respectively, of our net sales. No other customer accounted for more than 10% of net sales during 2012 and 2011.  As of December 31, 2012, we had two major customers who represented 16% and 5.5% of our accounts receivable as of that date.  As of December 31, 2011, we had two major customers who represented 19.7% and 6.3%, respectively, of our accounts receivable as of that date.

Sales and Marketing

We have a broad sales network of approximately 111 sales and marketing staff in China and have one branch office in Hong Kong. Our sales staff in each of our offices targets key customers by arranging in-person sales presentations and providing after-sales services. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We offer different price incentives to encourage large-volume and long-term customers.

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

Net sales based on the location of our customers as a percentage of net sales is set forth below:

	Year Ended December 31,
	2012	2011
China (including Hong Kong)	49.2%	51.9%
Europe	23.8%	27.3%
North America	13.0%	13.1%
Asia	13.0%	7.3%
South America, Africa and Others	1.0%	0.4%
Total	100.0%	100.0%

While the largest portion of our sales are made to customers in China and Hong Kong, our battery products are integrated in various devices and end-user products and distributed worldwide, with approximately 49.2% of our products distributed to China and Hong Kong, 23.8% to Europe, 13.0% to the United States, and 14.0% to other markets in 2012.

We mainly engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We believe these activities help in promoting our products and brand name among key industry participants.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH and Lithium-based technologies by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies. Our research and development center is currently staffed with over 126 research and development technicians who overlook our techniques department, product development department, material analysis lab, and performance testing lab. These departments work together to research new material and techniques, test battery performance, inspect products and to test performance of machines used in the manufacturing process.

For the years ended December 31, 2012 and 2011, we expended $4,611,054 and $3,239,436, respectively, in research and development.

Strategic Partnership with Freudenberg Nonwovens

In 2009, we entered into a strategic research and development partnership with Freudenberg Nonwovens.  Freudenberg utilizes our research and development center research facilities in China to test their various separators.  Freudenberg Nonwovens was the first to introduce nonwovens to the market over 70 years ago and is now the largest and most diverse manufacturer of nonwovens in the world today.  Separators are considered an integral material for Ni-MH rechargeable batteries. We strongly believe the relationship with Freudenberg Nonwovens will continue to improve our Ni-MH product quality, strengthen our research and development in nonwoven knowledge, which can create mutual benefits in the Ni-MH battery development.

Competition

We face competition from many other battery manufacturers, some of which have significantly greater name recognition and financial, technical, manufacturing, personnel and other resources than we have. We compete against other Ni-MH and lithium battery producers, as well as manufacturers of other rechargeable and non-rechargeable batteries. The main types of rechargeable batteries currently on the market include: lead-acid; nickel-cadmium; nickel metal hydride; liquid lithium-ion and lithium-ion polymer. Competition is typically based on design, quality, stability, and performance. The technology behind Ni-MH rechargeable batteries has consistently improved over time and we continue to enhance our products to meet the competitive threats from its competitors. Our primary competitors in the Ni-MH battery market or other similar competing rechargeable battery products include SANYO Electric Co., Ltd. Global, Matsushita Industrial Co., Ltd. (Panasonic), BYD Company Ltd., GPI International, Ltd., and GS Yuasa Corporation. Our primary competitors in the lithium battery market or other similar competing rechargeable battery products include Desay Corp., Coslight Group, Tianjin Lishen Battery Co. Ltd., and Amperex Technology Limited.

Seasonality

The first quarter of each fiscal year tends to be our slow season due to the Chinese New Year holidays. Our factories and operations usually shut down for 1-2 weeks during this time, resulting in lower sales during the first quarter.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We currently hold 82 patents in China and have 68 patent applications pending in China. We also have two registered trademarks in China, which include “HFR” and its Chinese equivalent.

SZ Highpower entered into a license agreement with Ovonic Battery Company, Inc. (“Ovonic”), which was later renewed, under which Ovonic granted SZ Highpower (1) a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic to manufacture Ni-MH batteries for portable consumer applications (“Consumer Batteries”) in the P.R.C. and (2) a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. The renewed agreement will remain in effect until the licensed patents under the agreement expire in 2013. Pursuant to the renewed agreement, SZ Highpower paid a license fee of approximately $0.2 million to Ovonic in 2012.

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

P.R.C. Government Regulations

Business License

Any company that conducts business in the P.R.C. must have a business license that covers the scope of the business in which such company is engaged. We conduct our business through our operating subsidiaries, SZ Highpower, SZ Springpower, GZ Highpower and ICON, and each of our operating subsidiaries holds a business license that covers its present business. Prior to expanding our business beyond the scope covered by our business licenses, we are required to apply and receive approvals from the relevant P.R.C. authorities (if applicable, based on the new business in which we intend to engage) and conduct modification registration formalities with the competent administration of industry and commerce. Companies that operate outside the scope of their licenses can be subjected to a fine of not more than RMB20,000 if such operations do not violate the P.R.C. Criminal Law, or a fine of not less than RMB20,000 but no more than RMB200,000 if such operations violate the P.R.C. Criminal Law, or a fine of not less than RMB50,000 but not more than RMB500,000 if the such operations harm human health, have serious hidden hazards to safety, threaten public safety or destroy environmental resources. Other penalties can include disgorgement of income and being ordered to cease operations.

Environmental Regulations

The major environmental regulations applicable to us include the P.R.C. Environmental Protection Law, the P.R.C. Law on the Prevention and Control of Water Pollution and its Implementation Rules, the P.R.C. Law on the Prevention and Control of Air Pollution and its Implementation Rules, the P.R.C. Law on the Prevention and Control of Solid Waste Pollution, and the P.R.C. Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations and have acquired an ISO14004:2004 Environment Systems Certification and QC080000 Hazardous Substance Process Management System.

We constructed our manufacturing facilities with the P.R.C.’s environmental laws and requirements in mind. We currently outsource the disposal of solid waste to a third party-contractor. In 2012, we renewed our environmental permit, which expired in December 2012, from the Shenzhen Environment Protection Bureau Longgang Bureau covering our manufacturing operations and providing for an annual output limit of Ni-MH rechargeable batteries. Our new permit will expire on December 30, 2013,. If we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

Our operating subsidiaries have received certifications from the relevant P.R.C. government agencies in charge of environmental protection, which indicate that their business operations are in material compliance with the relevant P.R.C. environmental laws and regulations. We have committed significant attention and efforts to quality and environmental protection during our production process. In November 2010, we received a Clean Production Award from the Guangdong Economic and Information Commission and Environmental Bureau of Hong Kong. We are not currently subject to any pending actions alleging any violations of applicable P.R.C. environmental laws. We do not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect our business operations; however, there can be no assurances of future events or changes in laws, or the interpretation of laws, governing our industry. Failure to comply with P.R.C. environmental protection laws and regulations may subject us to fines up to RMB1,000,000, the exact amount of which is determined on a case by case basis, or disrupt our operations and the construction of our new facility, result in the shutdown of our operations temporarily or permanently, which may materially and adversely affect our business, results of operations and financial condition.

During the year ended December 31, 2012, we expended approximately $13,841 related to our compliance with environmental regulations.

Patent Protection in China

The P.R.C.’s intellectual property protection regime is consistent with those of other modern industrialized countries. The P.R.C. has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The P.R.C. is also a signatory to most of the world’s major intellectual property conventions, including:

—	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

—	Paris Convention for the Protection of Industrial Property (March 19, 1985);

—	Patent Cooperation Treaty (January 1, 1994); and

—	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the P.R.C. are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The P.R.C. is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents, i.e., patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the P.R.C. only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

P.R.C. law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the P.R.C. State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license up to now. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

P.R.C. law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a P.R.C. local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $80,240.

Product Liability and Consumers Protection

Product liability claims may arise if the products sold have any harmful effect on the consumers. The injured party may make a claim for damages or compensation. The General Principles of the Civil Law of the P.R.C., which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

The Product Quality Law of the P.R.C. was enacted in 1993 and amended in 2000 to strengthen the quality control of products and protect consumers’ rights and interests. Under this law, manufacturers and distributors who produce or sell defective products may be subject to confiscation of earnings from such sales, revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

The Law of the P.R.C. on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993 and became effective on January 1, 1994 to protect consumers’ rights when they purchase or use goods or services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers.

The Tort Law of the P.R.C. effective on July 1, 2010 requires that when the product defect endangers people’s life or property, the injured party may hold the producer or the seller liable in tort and require that it remove obstacles, eliminate danger, or take other action. The Tort Law also requires that when a product is found to be defective after it is put into circulation, the producer and the seller shall give timely warnings, recall the defective product, or take other remedial measures.

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

Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations promulgated by the State Council, as amended on August 5, 2008, or the Foreign Exchange Regulations. Under the Foreign Exchange Regulations, the Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, however, is still subject to the approval of the P.R.C. State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable P.R.C. regulations, enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with P.R.C. accounting standards and regulations. In addition, enterprises in China is required to set aside at least 10.0% of its after-tax profit based on P.R.C. accounting standards each year as its statutory general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Foreign Ownership of P.R.C. Operating Subsidiaries

The establishment, approval and registered capital requirement matters of wholly foreign-owned enterprises, such as our P.R.C. subsidiaries, SZ Highpower, SZ Springpower, HZ Highpower and ICON, are regulated by the Wholly Foreign-owned Enterprise Law of the P.R.C. promulgated and effective on April 12, 1986, as amended on October 31, 2000, and the Implementation Rules of the Wholly Foreign-owned Enterprise Law of the P.R.C. effective on December 12, 1990, as amended in 2001. The procedures of establishing SZ Highpower, SZ Springpower, HZ Highpower and ICON as wholly foreign-owned enterprises complied with such law and regulation.

Investment activities in the P.R.C. by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. The Catalogue divides industries into three categories: encouraged, restricted and prohibited. An industry not listed in the Catalogue is generally open to foreign investment unless it is specifically restricted by other P.R.C. regulations. In addition, the establishment of wholly foreign-owned enterprises is generally permitted in most industries except for the restricted industries which are listed in the Catalogue or restricted by other government regulations (which are subject to governmental approvals) and industries prohibited from foreign investments. Pursuant to the currently effective Catalogue (2007 version) and other P.R.C. regulations, the business scope of SZ Highpower, SZ Springpower, HZ Highpower, GZ Highpower and ICON as indicated on their business licenses does not fall within the restricted or prohibited industries and is not restricted by other P.R.C. regulations and, therefore, HKHTC is permitted to invest in SZ Highpower, SZ Springpower, HZ Highpower and ICON in the form of a wholly foreign-owned enterprise.

Employees

On December 31, 2012, we had approximately 3,200 employees, all of whom were employed full-time. There are no collective bargaining contracts covering any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

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

Portable consumer electronic devices, such as cellular phones, DVD players, laptop computers and tablets are subject to rapid declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. Therefore, electronic device manufacturers expect suppliers, such as our company, to cut their costs and lower the price of their products to lessen the negative impact on the electronic device manufacturer’s own profit margins. As a result, we have previously reduced the price of some of our battery products and expect to continue to face market-driven downward pricing pressures in the future. Our results of operations will suffer if we are unable to offset any declines in the average selling prices of our products by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our production costs.

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 31.7% and 37.9% of our net sales for the years ended December 31, 2012 and 2011, respectively. One customer, Energizer Battery Manufacturing, Inc., accounted for 14.8% and 19.7% of our net sales for the years ended December 31, 2012 and 2011, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

A substantial portion of our working capital consists of accounts receivable from customers. One customer represented an aggregate of 16% of our accounts receivable as of December 31, 2012. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

A change in our product mix may cause our results of operations to differ substantially from the anticipated results in any particular period.

Our overall profitability may not meet expectations if our products, customers or geographic mix are substantially different than anticipated. Our profit margins vary among our battery and new materials products, our customers and the geographic markets in which we sell our products. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our profitability could be lower than anticipated.

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

Our principal raw material is nickel, which is available from a limited number of suppliers in China. The price of nickel was volatile during 2011 and 2012 and could be volatile again. The price of nickel decreased 32% from January 2011 to December 2011 and 23% from January 2012 to December 2012. The prices of nickel and other raw materials used to make our batteries increase and decrease due to factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs or problems, competition, import duties, tariffs, energy costs, currency exchange rates and those other factors described under “Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.” In an environment of increasing prices for nickel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

Additionally, sales of consumer items such as portable electronic devices, have slowed and there have been adverse changes in employment levels, job growth, consumer confidence and interest rates. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting consumer spending may affect the timing of orders. Thus, any economic downturns generally would have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

Maintaining and expanding our manufacturing operations requires significant capital expenditures, and our inability or failure to maintain and expand our operations would have a material adverse impact on our market share and ability to generate revenue.

We had capital expenditures of approximately $13.0 million and $7.7 million in the years ended December 31, 2012 and 2011, respectively. We may incur significant additional capital expenditures as a result of our expansion of our operations into our new production factory, as well as unanticipated events, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes or adequately expand our production capabilities, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

Existing P.R.C. laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. Although we have obtained products liability insurance, if a warranty or product liability claim is brought against us, regardless of merit or eventual outcome, or a recall of one of our products is required, such claim or recall may result in damage to our reputation, breach of contracts with our customers, decreased demand for our products, costly litigation, additional product recalls, loss of revenue, and the inability to commercialize some products. Additionally, our insurance policy imposes a ceiling for maximum coverage and high deductibles and we may be unable to obtain sufficient amounts from our policy to cover a product liability claim. We may not be able to obtain any insurance coverage for certain types of product liability claims, as our policy excludes coverage of certain types of claims. In such cases, we may still incur substantial costs related to a product liability claim, which could adversely affect our results of operations.

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

Our labor costs have increased and are likely to continue to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the P.R.C. enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which we have not always been able to pass on to our customers. In addition, under the law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts have substantially increased our employment-related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that labor laws in the P.R.C. will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

We cannot guarantee the protection of our intellectual property rights and if infringement of our intellectual property rights occurs, including counterfeiting of our products, our reputation and business may be adversely affected.

To protect the reputation of our products, we have sought to file or register intellectual property, as appropriate, in the P.R.C. where we have our primary business presence. As of December 31, 2012, we have registered two trademarks as used on our battery products, one in English and the other in its Chinese equivalent. Our products are currently sold under these trademarks in the P.R.C., and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 31, 2012, we held 82 Chinese patents and had 68 Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Rapid technological developments in the battery industry and the competitive nature of the battery products market make the patent position of battery manufacturers subject to numerous uncertainties related to complex legal and factual issues. Consequently, although we either own or hold licenses to certain patents in the P.R.C., and are currently processing several additional patent applications in the P.R.C., it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, or circumvented, or that any rights granted thereunder will not provide us adequate protection. As a result, we may be required to participate in interference or infringement proceedings to determine the priority of certain inventions or may be required to commence litigation to protect our rights, which could result in substantial costs. Further, other parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we were to become involved in such litigation, it could consume a substantial portion of our time and resources. Also, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

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

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2012, we had approximately 3,216 full-time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

In September 2008, we completed the construction and build-out of two production lines for the development and manufacturing of a range of lithium rechargeable batteries and products. Prior to September 2008, we had very limited experience in the development and production of lithium batteries. While we are expanding our production capabilities of lithium batteries, we may be unable to manufacture lithium battery products in the time frame and amounts expected or may be unable to increase our sales of lithium products. The lithium ion battery market is competitive and risky and we are unsure whether our lithium products will continue to gain market acceptance. We are competing against numerous competitors with greater financial resources than us, and due to the difficulties of entry into these markets, we may be unsuccessful and not be able to compete effectively in the lithium battery industry.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations, including the financing of the construction of our new recycling facility in Ganzhou and of the machinery for our new lithium battery production facility in Huizhou, might be impaired. Without sufficient liquidity, we may be forced to curtail our operations and our planned expansion of our new lithium battery line and construction of our new materials recycling facility. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. The current tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our products and could result in a decrease in or cancellation of orders for our products. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in the future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	Vulnerability of our business to a general economic downturn in China;

•	Fluctuation and unpredictability of costs related to the raw materials used to manufacture our products;

•	Seasonality of our business;

•	Changes in the laws of the P.R.C. that affect our operations;

•	Competition from our competitors; and

•	Our ability to obtain necessary government certifications and/or licenses to conduct our business.

Our stock price may be negatively affected if we become subject to the recent scrutiny, criticism and negative publicity involving U.S. listed Chinese companies.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed share exchanges or reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely negatively affected and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the P.R.C. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in the P.R.C. where substantially all of our operations are located has conducted any due diligence on our operations or reviewed or cleared any of our disclosures.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Because substantially all of our operations and business take place in China, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosures. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any P.R.C. regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

RISKS RELATED TO DOING BUSINESS IN CHINA

Substantially all of our assets are located in the P.R.C. and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the P.R.C. government could have a significant impact upon the business we may be able to conduct in the P.R.C. and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the P.R.C. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the P.R.C. has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. There is no assurance, however, that the government of the P.R.C. will continue to pursue these policies, or that it will not significantly alter these policies from time to time without advance notice.

Our operations are subject to P.R.C. laws and regulations that are sometimes vague and uncertain. Any changes in such P.R.C. laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The P.R.C.’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of P.R.C. laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the battery industry, national security-related laws and regulations and export/import laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

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

Our principal operating subsidiaries, SZ Highpower and SZ Springpower are considered foreign invested enterprises under P.R.C. laws, and as a result are required to comply with P.R.C. laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new P.R.C. laws or regulations may have on our businesses. If the relevant authorities find us in violation of P.R.C. laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	Levying fines;

•	Revoking our business license, other licenses or authorities;

•	Requiring that we restructure our ownership or operations; and

•	Requiring that we discontinue any portion or all of our business.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiaries, SZ Highpower and ICON, are wholly foreign-owned enterprises, commonly known as WFOEs. A WFOE can only conduct business within its approved business scope, which appears on the business license since its inception. Our license permits us to design, manufacture, sell and market battery products throughout the P.R.C. Any amendment to the scope of our business requires further application and government approval. Prior to expanding our business and engaging in activities that are not covered by our current business licenses, we are required to apply and receive approval from the relevant P.R.C. government authorities. In order for us to expand business beyond the scope of our license, we will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. P.R.C. authorities, which have discretion over business licenses, may reject our request to expand the scope of our business licenses to include our planned areas of expansion. We will be prohibited from engaging in any activities that the P.R.C. authorities do not approve in our expanded business licenses. Companies that operate outside the scope of their licenses can be subjected to fines, disgorgement of income and ordered to cease operations. Our business and results of operations may be materially and adversely affected if we are unable to obtain the necessary government approval for expanded business licenses that cover any areas in which we wish to expand.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations in China that require us to obtain environmental permits for our battery manufacturing operations. Our current environmental permit from the Shenzhen Environment Protection Bureau Longgang Sub-bureau (the “Bureau”) covering our manufacturing operations expires on December 30, 2013. Historically, under a previous permit which expired in September 2007, we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in the permit. Although we do not currently exceed the approved annual output limits under the new permit, we cannot guarantee that this will continue to be the case. Additionally, our current permit does not cover one of our existing premises at our manufacturing facility. If we fail to comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

To the extent we ship our products outside of the P.R.C., or to the extent our products are used in products sold outside of the P.R.C., they may be affected by the following: The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO), and corresponding International Air Transport Association (IATA), Pipeline & Hazardous Materials Safety Administration (PHMSA), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (IMDG), and in the P.R.C. by General Administration of Civil Aviation of China and Maritime Safety Administration of People’s Republic of China. These regulations are based on the United Nations (UN) Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and 2004, and additional regulations went into effect on October 1, 2009. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current P.R.C. and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

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

P.R.C. regulations relating to acquisitions of P.R.C. companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for any offering of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

The P.R.C. State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by P.R.C. residents intends to acquire a P.R.C. company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the P.R.C. residents of shares in an offshore holding company that owns an onshore company. The P.R.C. residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any P.R.C. resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore P.R.C. subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. In May 2011, the SAFE promulgated new operational rules, known as Notice 19, for the implementation of Circular 75. Failure to comply with the SAFE registration and amendment requirements of Circular 75, as applied by SAFE in accordance with Notice 19 could result in liability under P.R.C. laws for evasion of applicable foreign exchange restrictions. Most of our P.R.C. resident stockholders, as defined in the SAFE notice, have not registered with the relevant branch of SAFE, as currently required, in connection with their former ownership of equity interests in HKHTC. Because of uncertainty of how the SAFE notice will be further interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, our subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our P.R.C. resident beneficial holders. Failure by our P.R.C. resident beneficial holders could subject these P.R.C. resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the P.R.C. Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006. These rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These rules implemented greater P.R.C. government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the rules established reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the Revised M&A Regulations include provisions that require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by P.R.C. companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. Highpower’s P.R.C. counsel, Zhong Lun Law Firm has advised us that because we completed our onshore-to-offshore restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our common stock does not require CSRC approval.

If the CSRC or another P.R.C. regulatory agency subsequently determines that CSRC approval was required for any transaction prior to September 21, 2006 not receiving prior approval, we may face regulatory actions or other sanctions from the CSRC or other P.R.C. regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the P.R.C., limit our operating privileges in the P.R.C., delay or restrict the repatriation of the proceeds from an offering of securities into the P.R.C., or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other P.R.C. regulatory agencies also may take actions requiring us, or making it advisable for us, to halt any offering before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

Also, if later the CSRC requires that we obtain its approval for any transaction not receiving prior approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.

Furthermore, the Circular on establishing the Security Review System for Merger and Acquisition of Domestic Enterprise by Foreign Investors was promulgated by the General Office of the State Council on February 3, 2011 and the Ministry of Commerce issued the corresponding implementation rules on August 25, 2011. According to these rules, a foreign investor’s acquisitions of Chinese companies in the fields of military, energy and resources, infrastructure, important agricultural products, infrastructure, transport service, key technology and major equipment manufacturing, and other restricted fields requires security review by a ministerial panel established and governed under the direction of the State Council and led by the National Development and Reform Commission and Ministry of Commerce.

Complying with the requirements of the above rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from P.R.C. Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could also affect our ability to expand our business.

If our land use rights or the land use rights of our landlord are revoked, we would be forced to relocate operations.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificates. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We acquired approximately 126,605 square meters of land equity in Huizhou from the Huizhou State-Owned Land Resource in 2007 upon which we began constructing our new manufacturing facility. We also acquired 58,669 square meters of land equity in Ganzhou, Guangdong, China in February 2012 from the Ganzhou Land and Resource Bureau upon which we have started construction of a new facility to house our new materials business. Besides the land use rights in Huizhou and Ganzhou, we rely on the land use rights of our landlords for other facilities, and the loss of our own land use rights or our landlords’ land use rights would require us to identify and relocate our operations, which could have a material adverse effect on our financial condition and results of operations. Any loss of this land use right would require us to identify and relocate our manufacturing and other facilities, which could have a material adverse effect on our financial condition and results of operations.

We will not be able to complete an acquisition of prospective acquisition targets in the P.R.C. unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the P.R.C. may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant P.R.C. target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Exchange Act, such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

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

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 15, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the P.R.C. tax authority will have the power to re-assess the nature of the equity transfer in accordance with P.R.C.’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

The SAT issued Bulletin of the State of Taxation [2011] No. 24 (Bulletin) on March 28, 2011, in which various issues regarding the tax administration for non-PRC resident enterprises and clarifications on Circular 698 were addressed. The Bulletin defined some parameters stipulated in Circular 698, which, if a non-resident enterprise were to fall under, would be subject to the Circular requirements including that (a) “foreign investor (party with effective control)” applies to all foreign investors who have indirectly transferred a Chinese resident enterprise and (b) that “effective tax burden” refers to the effective tax imposed on the gains on the share transfer transaction per se. However, the SAT is expected to issue further clarification and guidance with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to determine if we comply with Circular 698.

If we fail to comply with the requirements under Circular 698 and the Bulletin, we may become at risk of being taxed and we may also be required to expend valuable resources to comply with Circular 698 and the Bulletin or to establish that we should not be taxed, which could have a material adverse effect on our financial condition and results of operations.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the P.R.C. government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the P.R.C. government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Because most of our sales are made in U.S. Dollars and most of our expenses are paid in RMB, devaluation of the U.S. Dollar could negatively impact our results of operations.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the P.R.C. government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily Base Exchange Rate with reference primarily to the supply and demand of RMB against the U.S. Dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. Dollar to RMB and modified the system by which the exchange rates are determined, which has resulted in an appreciation of the RMB against the U.S. Dollar. During the year ended December 31, 2012, the exchange rate of the RMB to the U.S. Dollar increased approximately 1.1% from the level at the end of December 31, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the P.R.C. government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of the U.S. Dollar against the RMB, including future devaluations. Because most of our net sales are made in U.S. Dollars and most of our expenses are paid in RMB, any future devaluation of the U.S. Dollar against the RMB could negatively impact our results of operations.

Inflation in the P.R.C. could negatively affect our profitability and growth.

While the P.R.C. economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation.  According to the National Bureau of Statistics of China, China’s Average consumer Price Index was 2.7% in 2012. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, In order to control inflation in the past, the P.R.C. government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the P.R.C.’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the P.R.C. do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the P.R.C., and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the P.R.C. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are P.R.C. citizens, they may be required to register with the State Administration of Foreign Exchange of the P.R.C., or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under P.R.C. law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-P.R.C. listed company after April 6, 2007, Circular 78 requires all participants who are P.R.C. citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires P.R.C. citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. In 2008, we adopted the Highpower International, Inc. 2008 Omnibus Incentive Plan (the “Plan”) under which we make option grants and other equity awards to our officers, directors and other eligible participants under the plan. Circular 78 may require our officers and directors who receive option grants and are P.R.C. citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that the Plan is subject to Circular 78, failure to comply with such provisions may subject us and participants of the Plan who are P.R.C. citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our P.R.C. employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.  We have granted options to various employees and officers located in the P.R.C., including a grant of options to one executive in the P.R.C. in March 2012. We have complied with all of the relevant regulations imposed upon us related to such grants and assisted our grantees with their compliance with their individual registration requirements.

We have enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and its profitability to decline.

Our operating subsidiary, SZ Highpower, enjoyed preferential tax concessions in the P.R.C., which were only granted to high-technology enterprises operating in the Shenzhen Special Economic Zone. From 2005 to 2007, SZ Highpower enjoyed a preferential income tax rate of 7.5% due to its status as a new business and high-tech enterprise status from the Shenzhen level. That status expired on December 31, 2007. In 2008, SZ Highpower received the National High-technology Enterprise status, and then enjoyed a preferential tax rate of 15%. This status expired on December 31, 2010. In 2011, we renewed our status, which expires on December 31, 2013. Our subsidiary, SZ Springpower, is currently in the 25% tax bracket. It will be eligible to apply for the hi-tech enterprise status in order to receive a preferential tax rate of 15% when it reaches profitability, which is expected to occur in 2013. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability. Additionally, the P.R.C. Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, which became effective on January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and canceled several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which the tax rate gradually increased starting in 2008 and will be equal to the new 25% tax rate at the end of the transition period. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments could increase our tax liabilities and reduce net income.

Under the EIT Law, Highpower International and HKHTC may be classified as “resident enterprises” of China for tax purpose, which may subject Highpower International and HKHTC to P.R.C. income tax on taxable global income.

Under the P.R.C. Enterprise Income Tax Law (the “EIT Law”) and its implementing rules, both of which became effective on January 1, 2008, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the EIT Law and lack of applicable legal precedents, it remains unclear how the P.R.C. tax authorities will determine the P.R.C. tax resident treatment of a foreign company such as Highpower International and HKHTC. Both Highpower International and HKHTC’s members of management are located in China. If the P.R.C. tax authorities determine that Highpower International or HKHTC is a “resident enterprise” for P.R.C. enterprise income tax purposes, a number of P.R.C. tax consequences could follow. First, they may be subject to the enterprise income tax at a rate of 25% on their worldwide taxable income, including interest income on the proceeds from this offering, as well as P.R.C. enterprise income tax reporting obligations. Second, the EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be P.R.C. source income, subject to P.R.C. withholding tax, currently at a rate of 10%, when recognized by non-P.R.C. shareholders. It is unclear whether the dividends that Highpower International or HKHTC receive from SZ Highpower and SZ Springpower will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant P.R.C. government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for P.R.C. enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under P.R.C. tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under P.R.C. tax laws.

Under the EIT Law and its implementing rules, P.R.C. enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the P.R.C. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% P.R.C. income tax if such gain is regarded as income derived from sources within China and Highpower International is considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant P.R.C. tax authorities may take the view that the Highpower International and HKHTC are holding SZ Highpower and SZ Springpower, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a P.R.C. withholding tax at the rate of up to 10%. If we are required under the EIT Law to withhold P.R.C. income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if investors are required to pay P.R.C. income tax on the transfer or our shares under the circumstances mentioned above, the value of investors’ investment in our shares may be materially and adversely affected.

In January, 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the P.R.C. tax authority located at place of the P.R.C. company whose equity has been transferred, and the P.R.C. company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said P.R.C. company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in the P.R.C. could adversely affect our operations.

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

A downturn in the economy of the P.R.C. may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the P.R.C., we may have difficulty establishing adequate management, legal and financial controls, which are required in order to comply with U.S. securities laws.

P.R.C. companies have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty in hiring new employees in the P.R.C. with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the P.R.C. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacture and distribution of our products, are conducted in China. Moreover, most of our directors and officers are nationals and residents of China or Hong Kong. All or substantially all of the assets of these persons are located outside the United States and in the P.R.C. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainties exist as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Contract drafting, interpretation and enforcement in China involve significant uncertainties.

We have entered into numerous contracts governed by P.R.C. law, many of which are material to our business. As compared with contracts in the United States, contracts governed by P.R.C. law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure that we will prevail.

We could be liable for damages for defects in our products pursuant to the Tort Liability Law of the P.R.C.

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

We have adopted the Highpower International, Inc. 2008 Omnibus Incentive Plan (the “Plan”) under which we may grant securities to compensate employees and other services providers, which could result in increased share-based compensation expenses and, therefore, reduce net income.

Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We made grants of equity awards in 2011 and 2012, and accordingly our results of operations for the years ended December 31, 2012 and 2011 contain share-based compensation charges. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the stockholders’ ownership interests in our company.

Our certificate of incorporation and bylaws and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our certificate of incorporation and bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

•	provide the board of directors with the ability to alter the bylaws without stockholder approval;

•	place limitations on the removal of directors; and

•	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

We are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder.

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

ITEM 2.  PROPERTIES

HKHTC’s registered office is located in Hong Kong at Unit 12, 15/F, Technology Park, 18 On Lai Street, Shek Mun, Shatin, N.T. Hong Kong.

The Company currently has three active manufacturing operations located in mainland China at Luoshan Industrial Zone, Pinghu, Longgang, Shenzhen, Guangdong, 518111, China; Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guang Lan Street, Bao An District, Shenzhen, Guangdong, 518111, China; and Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong, 518111, China. Our active facilities cover approximately 51,932 square meters (not including our new 126,605 square meter facility in Huizhou to which machinery is currently being deployed), and consist of manufacturing plants, dormitories and research and development facilities. We lease manufacturing facilities from various landlords under a total of thirteen leases with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date. The table below lists the locations, approximate square meters, principal use and lease expiration dates of the facilities used in our manufacturing operations as of December 31, 2012.

Location	Area (square meters)	Principal Use	Lease expiration date

Building A1, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	3,300	Industry & Residence	December 31, 2016

Building A2, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	4,922	Industry & Residence	December 31, 2016

Building A1&A2&A3&A4&A7, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	12,608	Staff Dormitory	December 31, 2016

Building A3&A4&A7, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	14,702	Industry	December 31, 2016

Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	9,460	Industry	September 15, 2013

Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	4,140	Staff Dormitory	September 15, 2013

Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong	2,800	Industry & Dormitory	June 30, 2015

In China, only the P.R.C. government and peasant collectives may own land. In February 2007, the Company acquired approximately 126,605 square meters of land equity in Industry Development Zone, New Lake, Maan Town, Huicheng District, Huizhou, Guangdong, China for a total of RMB 21 million ($3,446,001) under land use right grant from the Huizhou State-Owned Land Resource Bureau that gave us the right to use the land for 50 years and an agreement with the government of Maan Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration. The Company began construction of its new manufacturing facility on this site in October 2008 and the new facility was completed in 2012. The Company plans to use the new location for its lithium battery production.

Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

In February 2012, we acquired 58,669 square meters of land equity in Ganzhou, Jiangxi province, China for a total of RMB7,981,864 ($1,344,353) under land use right grant from the Ganzhou Land and Resource Bureau that gives us the right to use the land for 50 years. Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans. In July 2012, we commenced construction of our materials recycling factory in Ganzhou, Jiangxi Province, P.R.C. We expect that the construction of the factory will be completed in the second quarter of 2013 and that we will begin initial production in the factory in the third quarter of 2013.

Our Ni-MH manufacturing capacity is approximately 14 million units per month. Our run rate is approximately 12 million units per month. Our lithium battery production is almost at 100% capacity now, with manufacturing capacity of approximately 1.8 million units per month. We are also planning for moderate manufacturing capacity growth of approximately 30-40% for the lithium battery segment in the next 12 months. We planned to expand our production of lithium battery units in our Huizhou facility. The source of funding for such expansion will be our operational cash and bank credit facilities, as we still have unused credit totaling approximately $34.7 million.

ITEM 3.  LEGAL PROCEEDINGS

On August 20, 2007, a lawsuit was filed against SZ Highpower and various other defendants by Energizer, S.A. in the United States District Court for the Southern District of New York. The lawsuit arose out of a fire that occurred on a cargo vessel carrying batteries sold to Energizer by SZ Highpower that resulted in damages to various third parties. Energizer alleges that it is entitled to indemnification from SZ Highpower for any damages or losses that it becomes liable to pay to third parties as a result of the fire. Energizer seeks indemnity and/or contribution from SZ Highpower for such sums, together with expenses, including attorneys’ fees and costs. Our insurance company has provided us with counsel in this case. In Jun 2012, all parties involved in the case reached an agreement through mediation to collectively contribute to the damages occurred during the fire incident. The lawsuit was dismissed. The Company contributed $1.5 million in June 2012 to settle. Energizer continues to be one of our largest customers.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From June 19, 2008 to December 18, 2009, our shares of common stock were listed for trading on the NYSE Amex (now known as the NYSE MKT) under the stock symbol “HPJ.”  On December 21, 2009, our common stock commenced trading on the NASDAQ Global Market under the stock symbol “HPJ.”

On March 21, 2013 the closing sales price for our common stock on the Nasdaq Global Market was $1.14 per share.

The following table summarizes the highest and lowest sales prices of our common stock during the quarters listed below as reported by the NASDAQ:

	Highest	Lowest
Year ended December 31, 2012
Fourth Quarter	$1.08	$0.92
Third Quarter	$1.20	$0.96
Second Quarter	$1.20	$0.97
First Quarter	$1.25	$1.00

Year ended December 31, 2011
Fourth Quarter	$2.00	$0.93
Third Quarter	$2.55	$1.10
Second Quarter	$3.10	$1.24
First Quarter	$3.73	$2.81

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

Stockholders

As of March 21, 2013, we had 22 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2012 or 2011.

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

Overview

Highpower International was incorporated in the state of Delaware on January 3, 2006 and originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHTC and its wholly-owned subsidiary, SZ Highpower, (ii) assumed the operations of HKHTC and its subsidiary and (iii) changed our name to Hong Kong Highpower Technology, Inc. We subsequently changed our name to Highpower International, Inc. in October 2010.

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower has not commenced operations as of March 25, 2013. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the P.R.C., which commenced operations in July 2011.

SZ Highpower was founded in 2001 in the P.R.C. SZ Highpower formed GZ Highpower in September 2010. On February 8, 2012, GZ Highpower increased its paid-in capital from RMB2,000,000 ($293,574) to RMB15,000,000 ($2,381,293). SZ Highpower holds 60% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 40%. SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

Accounts Receivable. Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believe all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable.

Revenue Recognition. The Company recognizes revenue when all of the following are exist in order: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

Foreign Currency Translation and Transactions. Highpower International’s functional currency is the United States dollar ("US$"). HKHTC's functional currency is the Hong Kong dollar ("HK$"). The functional currency of the Company’s subsidiaries in the P.R.C. is the Renminbi (“RMB”).

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

The Company’s reporting currency is US$. Assets and liabilities of the P.R.C. subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2012 and 2011, both in dollars and as a percentage of net sales.

Consolidated Statements of Operations	Year Ended December 31,
	2012		2011
	(in thousands except share and per share information)

Net Sales	112,649	100.0%	110,600	100.0%

Cost of Sales	(88,943)	79.0%	(92,852)	84.0%

Gross profit	23,706	21.0%	17,748	16.0%

Research and development expenses	(4,611)	4.1%	(3,239)	2.9%

Selling and distribution expenses	(5,348)	4.7%	(4,452)	4.0%

General and administrative expenses including stock-based compensation	(11,479)	10.2%	(9,740)	8.8%

Litigation expenses	-	-	(1,500)	1.4%

Loss on exchange rate difference	(220)	0.2%	(852)	0.8%

Gain (loss) on derivative instruments	731	0.6%	(54)	-

Equity loss in an associate	-	-	(108)	0.1%

Income (loss) from operations	2,779	2.5%	(2,197)	2.0%

Other income	631	0.6%	753	0.7%

Interest expenses	(705)	0.6%,	(546)	0.5%

Income (loss) before tax	2,705	2.4%	(1,990)	1.8%

Income tax expense	(1,133)	1.0%	(464)	0.4%

Net income (loss) for the year	1,572	1.4%	(2,454)	2.2%

Less: loss attributable to non-controlling interest	(145)	0.1%	-
Net income (loss) attributable to the company	1,717	1.5%	(2,454)	2.2%

Income (loss) per common share – basic and diluted	0.13		(0.18)

Weighted average common shares outstanding
-basic and diluted	13,582,106		13,582,106

Dividends declared per common share	-		-

Years ended December 31, 2012 and 2011

Net sales for the year ended December 31, 2012 were $112.6 million compared to $110.6 million for the year ended December 31, 2011, an increase of $2.0 million, or 1.9%. The increase was due to a $15.2 million increase in net sales of our lithium batteries (resulting from a 74.2% increase in the volume of batteries sold which was partially offset by a 4.0% decrease in the average selling price of such batteries) and a $1.3 million increase in net sales of our Ni-MH battery units (resulting from a 5.9% increase in the number of Ni-MH battery units sold which was partially offset by a 3.7% decrease in the average selling price of such batteries), which was partly offset by an decrease in revenues from our material business from $17.4 million in 2011 to $2.9 million in 2012. This decrease was due to the strategic shift from materials trading to preparing for materials processing and recycling platform in our Ganzhou Facility. The increase in the number of both Ni-MH and lithium battery units sold in 2012 was primarily attributable to increased orders from our new and existing customers.

Cost of sales consists of the cost of mainly nickel, cobalt, lithium derived materials, labor, and overhead. Cost of sales were $88.9 million for the year ended December 31, 2012 as compared to $92.9 million for the comparable period in 2011. As a percentage of net sales, cost of sales decreased to 79.0% for the year ended December 31, 2012 compared to 84.0% for the comparable period in 2011. This decrease was attributable to decreases of raw material prices from the comparable period in 2011. In addition, it was attributable to a lower percentage of materials revenue with lower margin during the year ended December 31, 2012 as compared to the comparable period in 2011.

Gross profit for the year ended December 31, 2012 was $23.7 million, or 21.0% of net sales, compared to $17.7 million, or 16.0% of net sales, respectively, for the comparable period in 2011. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for products. This increase was largely attributable to decreases of raw material prices, including a 23% decrease in the average price of nickel from the comparable period in 2011. In addition, revenue from our New Materials business decreased to $2.9 million for the year ended December 31, 2012 from $17.4 million for the year ended December 31, 2011, which business has lower gross profit margins than our other business operations.

To cope with pressure on our gross margins we control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production capacity expansion for our lithium batteries business as to take advantage of the strong demand globally.

Selling and distribution expenses were $5.3 million for the year ended December 31, 2012, or 4.7% of net sales, compared to $4.5 million for the comparable period in 2011, or 4.0% of net sales, an increase of 20.1%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, such as participation in industry trade shows and international travels to promote and sell our products abroad.

General and administrative expenses were $11.5 million, or 10.2% of net sales, for the year ended December 31, 2012, compared to $9.7 million, or 8.8% of net sales, for the comparable period in 2011. The primary reason for the increase was the $1.6 million increase in the provision for bad debt expenses over the year ended December 31, 2012.

Research and development expenses were $4.6 million, or 4.1% of net sales, for the year ended December 31, 2012, as compared to $3.2 million, or 2.9% of net sales, for the comparable period in 2011. The increase was due to the expansion of our workforce to expand our research and development and management functions.

We experienced loss on the exchange rate difference between the U.S. Dollar and the RMB of $220,597 and $851,899, respectively, in the years ended December 31, 2012 and 2011. The difference on exchange rate loss was due to the appreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of approximately $730,591 in the year ended December 31, 2012, which included a gain of $493,882 on settled currency forwards and a gain of $236,709 on unsettled currency forwards, as compared to a loss of $54,229 for the comparable period in 2011, which included a loss of $721,364 on the forward contract of nickel, a gain of $654,388 on settled currency forwards and a gain of $12,747 on unsettled currency forwards.

Other income consists of subsidy income, bank interest income and sundry income. Other income was $630,842 for the year ended December 31, 2012, as compared to $752,875 for the year ended December 31, 2011. The decrease was due to a decrease of $375,117 of subsidy income from the government, which was partially offset by increases of $121,820 in bank interest income and $131,264 in sundry income.

Interest expenses were $705,218 for the year ended December 31, 2012, as compared to $545,884 for the respective comparable period in 2011. The fluctuation was due to a $412,121 increase in interest expense related to increasing bank borrowings, which was partially offset by a $252,787 increase in capitalized interest expenses. The increase in capitalized interest expenses was due to an increase in payments for the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

During the year ended December 31, 2012, we recorded a provision for income taxes of $1.1 million, as compared to $0.5 million for the respective comparable period in 2011. The change was due to an increase of income before taxes during this period.

Net income for the year ended December 31, 2012 was $1.7 million, compared to net loss of $2.5 million for the comparable period in 2011.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $6.6 million as of December 31, 2012, as compared to $5.2 million as of December 31, 2011. Our funds are kept in financial institutions located in the P.R.C., which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the P.R.C. which restrict the transfer of cash from the P.R.C., except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the P.R.C.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of December 31, 2012, we had in place general banking facilities with seven financial institutions aggregating $69.2 million. The maturity of these facilities is generally within one year. The facilities are subject to annual review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of December 31, 2012, we had utilized approximately $34.5 million under such general credit facilities and had available unused credit facilities of $34.7 million.

For the year ended December 31, 2012, net cash provided by operating activities was approximately $3.8 million, as compared to net cash provided by operating activities of $3.7 million for the comparable period in 2011. The net cash increase of $0.1 million provided by operating activities is primarily attributable to, among other items, an increase of $3.5 million in cash inflow from accounts payable, an increase of $3.0 million in cash inflow from prepayments, an increase of $1.5 million in cash inflow from income taxes payable, an increase of $4.0 million in cash inflow from net income, which was significantly offset by a decrease of approximately $5.8 million in accounts receivable, a decrease of $4.4 million in inventories. The cash inflow increases in accounts payable and prepayments were, to a great extent, attributable to the more favorable credit period granted by our suppliers as well as reduce in prepayments. The cash outflow increase in inventories was mainly due to an increase in our purchases of raw materials. The cash outflow increase in accounts receivable was due to extending payment terms from 67 days to 74 days.

Net cash used in investing activities was $13.0 million for the year ended December 31, 2012 compared to $7.7 million for the comparable period in 2011. The net increase of $5.3 million cash used in investing activities was primarily attributable to an increase in spending on the construction and deployment of plant and equipment in 2012 for the Huizhou factory that is expected to commence operation in the third quarter of 2013. We are equipping the factory with new and more advanced manufacturing capability machines.

Net cash provided by financing activities was $10.0 million for the year ended December 31, 2012 as compared to net cash provided by financing activities of $0.2 million for the comparable period in 2011. The net increase of $9.8 million cash provided by financing activities was primarily attributable to an increase of $7.9 million in proceeds from long-term bank loans, a decrease of $12.4 million in repayment of short-term bank loans, an increase of $950,992 in proceeds from non-controlling interest, an increase of $9.7 million in proceeds from notes payable, a decrease of $7.0 million in repayment of letters of credit which was partly offset by an increase of $8.8 million in repayment of notes payable, a decrease of $11.4 million in proceeds from letters of credit and an increase of $8.4 million in restricted cash. The increase was mainly due to an increase in our long-term loan to fund the new factory located in Huizhou. We also utilize notes payable to meet our working capital needs. The increase in restricted cash was caused by the increase in proceeds from notes payable and foreign currency loans.

For fiscal year 2012 and 2011, our inventory turnover was 5.9 and 6.8 times, respectively. The average days outstanding of our accounts receivable at December 31, 2012 was 74 days, as compared to 67 days at December 31, 2011. Inventory turnover and average days outstanding of accounts receivables are key operating measures that management relies on to monitor our business.  In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures of approximately $8.0 million.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including retirement pension, medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect these contributions will contribute to administrative and other operating expenses in an amount of approximately $84,554 per month based on the size of our current workforce. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Guarantees of Bank Loans

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer, has provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2012 and the guarantors of each loan:

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by
Bank of China	$8.0 million	$0.5 million	Land use rights
Shenzhen Development Bank Co., Ltd	$22.5 million	$13.6 million	Dang Yu Pan
Industrial and Commercial Bank of China	$6.4 million	$2.3 million	Dang Yu Pan
The Shanghai Commercial & Savings bank	$12.6 million	$3.9million	Cash (RMB) in bank
China Resources Bank of Zhuhai	$6.4 million	$6.4 million	Dang Yu Pan
China Everbright Bank	$8.0 million	$8.0 million	Dang Yu Pan
Wing Lung Bank (Hong Kong)	$5.3million	$0	Cash (RMB) in bank
Total:	$69.2 million	$34.7 million

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

The first quarter of each fiscal year tends to be our slow season due to the Chinese New Year holidays. Our factories and operations usually shut down for 1-2 weeks during this time, resulting in lower sales during the first quarter.

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

Foreign Currency and Exchange Risk

The Company maintains its financial statements in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the P.R.C. and we pay the majority of expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the year ended December 31, 2012, the exchange rate of the RMB to the U.S. Dollar increased approximately 1.1% from the level at the end of December 31, 2011. This fluctuation resulted in a slight increase in our material costs during the year ended December 31, 2012. A future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the P.R.C. government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of December 31, 2012, the Company had a series of currency forwards totaling a notional amount of $21.5 million expiring from January 2013 to November 2013. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net gains of $730,591 attributable to these activities are included in “loss on derivative instruments” for the year ended December 31, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

Credit Contract Between SZ Highpower and Shenzhen Development Bank

On November 22, 2012, SZ Highpower entered into a Comprehensive Line of Credit Contract with Shenzhen Development Bank Co., Ltd. providing for a revolving line of credit of RMB 140,000,000.00 (US$22,467,222). The line of credit expires on November 21, 2013. The loan is jointly guaranteed by Mr. Dang Yu Pan, the Company’s Chief Executive Officer, and SZ Springpower. The following events constitute an event of default under the agreement:  SZ Highpower breaches the contract or fails to fulfill its duties and obligations, or indicates by its conduct that it will not perform its obligations under a contract; the inaccuracy or incompleteness of the certifications and documents provided by SZ Highpower; SZ Highpower’s concealment of true important information and failure to cooperate with the bank on any investigation or inspection; SZ Highpower’s unauthorized change of the use or the loan, misappropriation of the loan or any use of the loan for illegal transactions; SZ Highpower’s violation of similar contracts with the bank or any other third parties or issuance of any bonds; the breach by either guarantor of the guarantee contract, the occurrence of an event of default under the guarantee agreement or the invalidity or noneffectiveness of the guarantee agreement; SZ Highpower’s transfer of property or use of assets to avoid debts by way of gratis, unreasonably-low priced transactions or for other improper means; SZ Highpower’s use of false contracts and arrangements signed with any other third party (including but not limited to its related parties); SZ Highpower’s avoidance of bank debts on purpose through related party transactions or otherwise; the occurrence of major problems in SZ Highpower’s business circumstances, such as deteriorated financial situation, significant financial loss, loss of assets, or other financial crisis; SZ Highpower’s becoming subject to administrative penalties, criminal sanctions because of illegal operations or investigation by authorities; SZ Highpower being subject to spin-off, merger, acquisition or a restructuring, a significant disposal of assets, capital reduction, liquidation, reorganization, revocation, declared bankrupt, dissolution, or similar type of transaction; a change in SZ Highpower’s controlling shareholder or actual controller that the bank deems has or may endanger the realization of claims by the bank against SZ Highpower under the contract; the occurrence of a major event to SZ Highpower’s controlling shareholders, actual controllers, legal representative, or senior management staff, including, but limited to, being subject administrative penalties, criminal sanctions because of illegal operations or being investigated by authorities; an adverse change in SZ Highpower’s industry that the bank believes has or may endanger its abilities make successful claims against the company under the contract; SZ Highpower’s failure to settle accounts or deposit money or other related business at the bank in accordance with the contract; or the occurrence of any other situation that endanger or may endanger the realization of claims by the bank against SZ Highpower under the contract. Upon the occurrence of any events of default under the agreement, the bank may change, suspend or terminate the line of credit; accelerate the maturity of any amount outstanding under the agreement; request an additional guaranty; deduct funds from SZ Highpower’s account at the bank; or demand the guarantor perform under a guarantee agreement.

Credit contract between HKHTC and Shanghai Commercial & Savings Bank Ltd., Hong Kong branch

On August 29, 2012, HKHTC entered into an agreement for a revolving short-term secured loan facility in the amount of $2,600,000 with Shanghai Commercial & Savings Bank Ltd., Hong Kong branch, which expires on August 29, 2013. The interest rate to be charged at 1.1% per annum above the 1-month LIBOR or at a rate not to be less than the bank’s cost of funds. Interest is payable monthly commencing one month after the drawdown date or at the due date, whichever is earlier. The bank may, at any time in its absolute discretion, cancel or withdraw the facility and/or to demand immediate repayment or payment, as the case may be, of all amounts outstanding under the facility, whereupon the facility shall be cancelled or withdrawn. The bank may declare all amounts due pursuant to the facility upon the following events of default: (1) HKHTC fails to pay any amounts payable under the facility on its due date; (2) HKHTC fails to perform any of its obligations under the agreement; (3) HKHTC’s bankruptcy; (4) any representation or warranty of HKHTC in the agreement proves to have been untrue or inaccurate in any material respect; (5) the occurrence of any situation which in the bank’s opinion may materially and adversely affect HKHTC’s ability to perform its obligations under the agreement; or (6) any shareholder (being a company) commits an act to go into voluntary liquidation or reconstruction or amalgamation.

Credit contract between HKHTC and Shanghai Commercial & Savings Bank Ltd., Hong Kong branch

On September 7, 2012, HKHTC entered into an agreement for a revolving short-term secured loan facility in the amount of $6,000,000 with Shanghai Commercial & Savings Bank Ltd., Hong Kong branch, which expires on September 6, 2013. The interest rate to be charged at 2% per annum above the 6-month LIBOR or at 1.85% per annum above the 6-month TAIFX, whichever is higher, but in any event not less than the bank’s cost of funds. Interest is payable monthly commencing one month after the drawdown date or at the due date, whichever is earlier. The bank may, at any time in its absolute discretion, cancel or withdraw the facility and/or to demand immediate repayment or payment, as the case may be, of all amounts outstanding under the facility, whereupon the facility shall be cancelled or withdrawn. The bank may declare all amounts due pursuant to the facility upon the following events of default: (1) HKHTC fails to pay any amounts payable under the facility on its due date; (2) HKHTC fails to perform any of its obligations under the agreement; (3) HKHTC’s bankruptcy; (4) any representation or warranty of HKHTC in the agreement proves to have been untrue or inaccurate in any material respect; (5) the occurrence of any situation which in the bank’s opinion may materially and adversely affect HKHTC’s ability to perform its obligations under the agreement; or (6) any shareholder (being a company) commits an act to go into voluntary liquidation or reconstruction or amalgamation.

The information included in this Item 9B is provided in accordance with Item 1.01 and Item 2.03 of Form 8-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Dang Yu Pan	46	Chairman of the Board and Chief Executive Officer
Wen Liang Li	48	Vice President, Chief Technology Officer and Director
Wen Wei Ma	44	Vice President of Manufacturing
Henry Sun	41	Chief Financial Officer and Corporate Secretary
Bin Ran	44	Vice President of Strategy and Human Resources
Wen Jia Xiao	37	Vice President of Quality Control
Xin Hai Li	51	Director
T. Joseph Fisher, III	62	Director
Ping Li	49	Director

Dang Yu Pan has been the Chairman of the Board and Chief Executive officer of Highpower International and HKHTC since November 2007 and July 2003, respectively. Mr. Pan is the founder of SZ Highpower and has served as the Chairman of the Board and Chief Executive Officer of SZ Highpower since October 2002. Mr. Pan has served as a director ICON since February 2011; as a director and Chief Executive Officer of SZ Springpower since June 2008; and as a director of HZ HTC since March 2012. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou Haopeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of Nanhai Shida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the Huangpu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990. We believe Mr. Pan’s qualifications to sit on our Board include his extensive understanding of our business, our products and the battery industry that he has acquired over his 16 years working in the battery industry, including over 10 years as an officer and director of SZ Highpower.

Wen Liang Li has been a director of Highpower International since November 2007 and a director of HKHTC since July 2003. Since January 2003, Mr. Li. has served as a director and as Vice General Manager and Chief Technology Officer of SZ Highpower. Mr. Li has served as a director of SZ Springpower since June 2008, as a director of HZ HTC since March 2012 and as a director of Shenzhen Highpower’s 60%-owned subsidiary, Ganzhou Highpower Technology Co., Ltd (“GZ Highpower”), since September 2010. From January 1996 to December 2002, Mr. Li served as Vice General Manager of Zhuhai Taiyi Battery Co., Ltd., a battery manufacturer. Mr. Li received a master’s degree in Electrochemistry from the Harbin Institute of Technology in China in 1991. We believe that Mr. Li’s 22 years of work experience in the battery industry, including 10 years as an officer and director of SZ Highpower, well qualify Mr. Li to serve on our Board.

Wen Wei Ma has served as the Company’s Vice President of Manufacturing since November 2007 and as a director of HKHTC since July 2003. Mr. Ma has served as a director and as a Vice General Manager of Manufacturing of SZ Highpower since October 2002. Mr. Ma received a diploma in chemistry analysis from the Guangzhou Trade School of Light Industry in China in 1989.

Henry Sun has served as the Chief Financial Officer of the Company since January 2011. Mr. Sun joined the Company in November 2010 as the President’s Assistant. Prior to joining the Company, Mr. Sun was the Chief Financial Officer of Zoomlion Concrete Machinery Company from November 2009 to October 2010. From November 2008 to September 2009, Mr. Sun served as the Finance Director of Yasheng Group USA (OTCBB: YHGG). From December 2006 to November 2008, he was the senior finance manager of Cepheid, Inc. (NASDAQ: CPHD). From October 2003 to September 2006, he was a financial consultant at Merrill Lynch. Mr. Sun received a BSEE degree from Beijing University of Post and Telecommunications, and a master degree from the Thunderbird School of Global Management.

Bin Ran joined Highpower in June 2010 as General Manager of Human Resource and was appointed Vice President of Strategy and Human Resources in March 2011. From April 2004 to April 2010, he worked for Shenzhen Joint Financial Group Co., Ltd, serving in positions at various of its portfolio companies, including General Manager of several companies such as Shenzhen Cbhandsun Management Consulting Co., Ltd, Guangzhou Cbhandsun Management Consulting Co., Ltd, Shenzhen Flink Training Center and Singapore Flink Training Center. From July 1998 to March 2004, he worked as a management consultant at various companies including Shenzhen Quanxi Management Consulting Company, Singapore Corey Consulting Company. He was also invited as MBA professor of Zhongshan University, University of Northern Virginia and Inter American University. From 1995 to 1997, Mr. Ran worked as an Engineer of GP Batteries International Limited. Mr. Ran received a bachelor degree in Electrochemistry from the Sichuan Light Chemical Engineering Institute in 1993.

Wen Jia Xiao has served as Vice President of Quality Control of the Company since November 2007 and as Vice General Manager of Quality Control of SZ Highpower since October 2005. Mr. Xiao has served as a director of SZ Highpower since November 2007. From October 2002 to September 2005, Mr. Xiao served as the Minister of the Quality Control Department of SZ Highpower. Mr. Xiao received a bachelor’s degree in Check Technology and Instrument in 2000 from the China Institute of Metrology.

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

T. Joseph Fisher III has served as a director of the Company since April 2011. He has served as the CEO and President of Valence Technology, Inc. (OTCBB: VLNCQ) since November 2012. Mr. Fisher has served as a director of Valence since July 2012. Prior to joining Valence, Mr. Fisher was the CEO and President of Contour Energy Systems, a power company specializing in the commercialization of customizable battery technologies, from February 2008 to January 2012. Since May 2007, he has served as president of JCF International, LLC, an advisory and consulting firm for portable power companies. Prior to joining Contour, Mr. Fisher was employed for 30 years at Energizer battery group, where he had held numerous senior management positions including Vice President – Global Rechargeable Battery Business Unit from April 2001 to may 2007, Vice President and General Manager – Energizer Power Systems, Vice President – Business Development, General Manager – Miniature Batteries, as well as holding several international management assignments in Europe, Argentina and South Africa. He also worked for Xerox, General Electric and Union Carbide earlier in his career. Mr. Fisher received a B.S. in Industrial Management from the University of Cincinnati and an MBA from the West Virginia College of Graduate Studies, now a part of Marshall University. We believe that Mr. Fisher’s qualifications to sit on our Board include his extensive understanding of our business and over 30 years of experience in the battery industry, as well as his knowledge of U.S. GAAP and financial statements.

Ping Li has served as a director of the Company since January 2008. Since November 2008, Mr. Li has served as Director at Intel Capital, focusing on Intel’s investment activities in China. From July 2003 to October 2008, Mr. Li served as the Managing Director of Investment at ChinaVest, a venture capital firm. From February 2002 to July 2003, Mr. Li served as Chief Financial Officer of Great Wall Technology Co., Ltd., an investment technology company. Mr. Li received a master’s degree in biology from Columbia University in 1989 and an MBA in finance in 1994 from the Wharton School of the University of Pennsylvania. We believe that Mr. Li’s qualifications to sit on our Board include his knowledge of the capital markets and his experience, expertise and background with respect to accounting matters, including his experience as a chief financial officer and familiarity with U.S. GAAP and financial statements.

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

During the four month period from September 2012 to December 2012, we paid Mr. Fisher an aggregate of $12,000 in fees to provide us with leads and prospects of potential customers, which services were unrelated to his responsibilities as a member of the board of directors or committee of the board. Mr. Fisher ceased providing such services in December 2012 and no payments have been made to Mr. Fisher since December 2012, other than payments related to his service on our board of directors and committees thereof.

We notified NASDAQ of our payment of such fees on March 20, 2013 when we discovered that our payment of such fees to Mr. Fisher as a member of the audit committee were not permitted pursuant to NASDAQ listing rules. On March 27, 2013, the Listing Qualifications department of NASDAQ notified us via letter that due to Mr. Fischer's acceptance from the Company of the $12,000 in fees unrelated to his service as a director or audit committee member, Mr. Fisher did not meet the independence criteria for audit committee members as set forth in Rule 10A-3(b)(1) promulgated under the Exchange Act. As a result, the Listing Qualifications department of NASDAQ determined that the Company had failed to comply with NASDAQ's audit committee composition requirements set forth in Listing Rule 5605(c)(2)(A)(ii). However, NASDAQ further noted that, because Mr. Fisher is no longer receiving such fees, the matter is now closed. Mr. Fisher remains an independent director of the Company and member of the audit committe and the Company is again in compliance with the Listing Rule. We reported our receipt of the March 27, 2013 letter from NASDAQ on a current report on form 8-K filed with the Securities and Exchange Commission on March 28, 2013.

In response to this issue, we have reviewed our procedures with respect to these types of payments and plan to take the following steps to assure that no payments are made to directors in violation of NASDAQ listing rules: (a) revise our Audit Committee Charter to clarify that the Audit Committee is responsible for reviewing and approving related party transactions with both officers and directors, including any payments made to such persons either directly or indirectly, and (b) require that any payment made to independent directors, either directly or indirectly, other than standard director compensation fees, be approved by both the Company's Chief Executive Officer and Chief Financial Officer, after consultation with counsel.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2012, no directors, officers or owners of more than 10% failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2012 and 2011 of the principal executive officer and up to two other officers whose compensation exceeded $100,000 during such years (our “named executive officers”).

Name and Position	Year	Salary	Bonus	Option Awards (1)	All other compensation		Total
Dang Yu Pan	2012	$66,000	$40,000	$-	$-		$106,000
CEO and Chairman	2011	$44,000	$-	$-	$ 18,000	(2)	$62,000
Henry Sun (3)	2012	$75,000	$10,000	$85,299	$-		$170,299
Chief Financial Officer	2011	$75,000	$-	$50,650	$-		$125,650
Wen Liang Li	2012	$76,000	$25,000	$-	$-		$101,000
Vice President, Chief Technology Officer and Director	2011	$-	$-	$-	$-		$-

(1)	Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of option awards, see Note 17 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Fees earned or paid for service as a director of the Company.
(3)	Henry Sun was appointed Chief Financial Officer and Corporate Secretary of the Company in January 2011.

We do not have any employment agreements with any of our named executive officers. On January 21, 2011, the Company granted Mr. Sun ten-year options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $3.55 per share. With respect to the grant, options to purchase 75,000 shares have vested, while 75,000 will vest on November 1, 2013 and 100,000 on November 1, 2014.

Outstanding Equity Awards at 2012 Fiscal Year End

The following table sets forth the outstanding stock options for each of our named executive officers as of December 31, 2012.

OUTSANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry Sun	75,000	175,000	3.55	1/11/2021

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2012 by members of board of directors. Compensation information for Dang Yu Pan and Wen Liang Li is described in the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
T. Joseph Fisher, III	36,000	-	3,839	-	-	12,000	(2)	51,839
Xin Hai Li	19,020	-	-	-	-	-		19,020
Ping Li	19,020	-	-	-	-	-		19,020

(1)	Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of option awards, see Note 17 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Represents fees for consulting services provided to the company.

Dang Yu Pan and Wen Liang Li are management board members. While in previous years, we offered our management board members a total compensation package, which include salary, bonus and director fees, we now do not pay such directors separate fees for board membership. We now offer our management board members a compensation package consisting of salary and bonus based on benchmarks reported by Shenzhen Labor Bureau.

We do not have a formal policy with respect to the compensation of our non-executive directors. We pay our non-executive directors for their services at the rate of $1,500 to $3,000 per month.

Directors are eligible to receive, from time to time, grants of options to purchase shares of our common stock and other awards under our 2008 Omnibus Incentive Plan (the “Plan”).

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Highpower International, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	680,000	$2.82	1,303,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	1,303,000

 As of March 21, 2013, there were 1,303,000 shares available for issuance pursuant to the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of March 21, 2013 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of March 21, 2013 certain information with respect to beneficial ownership of our common stock based on 13,582,106 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each named executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of March 21, 2013 excludes 47,500 shares of our common stock issuable upon exercise of outstanding warrants and 680,000 shares of our common stock issuable upon the exercise of outstanding options. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, Luoshan Industrial Zone, Shanxia, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

		Amount and
		Nature of
Name and Address		Beneficial		Percent of
of Beneficial Owner	Title	Ownership		Class

Directors and Executive Officers
Dang Yu Pan	Chief Executive Officer and Chairman of the Board	2,932,073	(1)	21.6%

Wen Liang Li	Vice President, Chief Technology Officer and Director	2,034,770		15.0%

Wen Wei Ma	Vice President of Manufacturing	924,897		6.8%

Henry Sun	Chief Financial Officer and Corporate Secretary	75,000	(2)	0.5%

Xin Hai Li	Director	-		-

T. Joseph Fisher III	Director	10,000	(2)	0.1%

Ping Li	Director	-		-

Officers and Directors as a Group (total of 9 persons)		6,168,740	(3)	44.9%

(1) Includes 269,959 shares held by a company that is 100% owned by Mr. Pan.

(2) Represents shares underlying options to purchase shares of the Company’s common stock.

(3) Includes shares underlying options to purchase 115,000 shares of the Company’s common stock.

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

Guarantee Agreements

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer, has provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2012 and the guarantors of each loan.

Name of Bank	Amount Granted	Amount Outstanding Under Loan	Guaranteed by
Bank of China	$ 8.0 million	$ 0.5 million	Land use rights
Shenzhen Development Bank Co., Ltd	$ 22.5 million	$ 13.6 million	Dang Yu Pan
Industrial and Commercial Bank of China	$ 6.4 million	$ 2.3 million	Dang Yu Pan
The Shanghai Commercial & Savings Bank	$ 12.6 million	$ 3.9million	Cash (RMB) in bank
China Resources Bank of Zhuhai	$ 6.4 million	$ 6.4 million	Dang Yu Pan
China Everbright Bank	$ 8.0 million	$ 8.0 million	Dang Yu Pan
Wing Lung bank (Hong Kong)	$ 5.3million	$-	Cash (RMB) in bank
Total:	$ 69.2 million	$ 34.7 million

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents professional audit service fees, including reimbursements for expenses and related fees billed for other services rendered by Dominic K.F. Chan & Co., who reviewed the Company’s quarterly financial statements for the quarters ended March 31 and June 30, 2011. The table also includes the professional audit service fees and all the audit-related expenses rendered by our new auditor, Marcum Bernstein & Pinchuk LLP, who reviewed the Company’s Form 10-Q for the quarter ended September 30, 2011 and audited the annual financial statements for the year ended December 31, 2011 and 2012.

	Year ended December 31,
	2012	2011

Audit Fees (1)	$198,123	$112,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$198,123	$112,000

(1) These were fees for professional services performed by our former auditor Dominic K.F. Chan & Co. and current auditor Marcum Bernstein & Pinchuk LLP for the review of quarterly financial reports and audits of annual financial statements in 2011 and 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 28, 2013.

Highpower International, Inc.
(Registrant)

Dated: March 28, 2013	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	March 28, 2013
/s/ Dang Yu Pan	Chairman of the Board
By: Dang Yu Pan	(Principal Executive Officer)

/s/ Henry Sun	Chief Financial Officer	March 28, 2013
By: Henry Sun	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Vice President, Chief Technology Officer and	March 28, 2013
By: Wen Liang Li	Director

/s/ Xin Hai Li	Director	March 28, 2013
By: Xin Hai Li

/s/ T. Joseph Fisher III	Director	March 28, 2013
By: T. Joseph Fisher III

/s/ Ping Li	Director	March 28, 2013
By: Ping Li

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Share Exchange Agreement, dated as of October 20, 2007, by and among the Registrant, Hong Kong Highpower Technology Company Limited and all of the shareholders of Hong Kong Highpower Technology Company Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

10.1*	Consumer Battery License Agreement, amended as of August 8, 2011, by and between Shenzhen Highpower Technology Co., Ltd and Ovonic Battery Company, Inc. (incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2008).

10.2	State-owned Land Use Rights Grant Contract No. 441302 – B – 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.3	Bank Loan Contract dated March 21, 2012 by and between Wing Lung Bank and Hong Kong Highpower Technology Company Limited (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

10.4	Agreement and Line of Credit dated January 13, 2012 by and between Bank of China Ltd. Shenzhen Buji Sub-branch and Shenzhen Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

10.5	Bank Loan Contract for Fixed Assets dated January 13, 2012 by and between Bank of China Ltd. Shenzhen Buji Sub-branch and Shenzhen Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

10.6	Guaranty Contracts of Maximum Amount dated January 12, 2012 corresponding to Agreement and Line of Credit dated January 13, 2012 and Bank Loan Contract for Fixed Assets dated January 13, 2012 (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

10.7	Land Use Right Agreement dated January 5, 2012 by and between Ganzhou Land and Resource Bureau and Ganzhou Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

10.8	Bank loan contract dated April 28, 2012 by and between Zhuhai China Resources Bank of Co., Ltd., Shenzhen Branch and Shenzhen Highpower and corresponding guarantee agreements (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 17, 2012).

10.9	Bank Loan contract dated April 20, 2012 by and between Wing Lung Bank and Hong Kong Highpower Technology Company Limited (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 17, 2012).

10.10	Bank loan contract dated August 1, 2012 by and between Shenzhen Highpower Technology Company Limited and China Everbright Bank Shenzhen Longhua Sub-branch (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

10.10(a)	Guaranty contract dated August 1, 2012 by and between Pan Dangyu and China Everbright Bank Shenzhen Longhua Sub-branch (translated to English) (incorporated by reference from Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

10.11	Bank Loan contract dated August 2, 2012 by and between Hong Kong Highpower Technology Company Limited and Shanghai Commercial & Savings Bank Ltd, Hong Kong branch (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

10.12	Working Capital Loan Contract dated September 10, 2012 by and between Shenzhen Highpower Technology Company Limited and Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

10.12(a)	Form of Guaranty Contract dated July 26, 2012 by and between Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch, and the persons indicated in Schedule A attached to the Form of Agreement (translated to English) (incorporated by reference from Exhibit 10.3(a) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

10.13	Credit Contract dated August 29, 2012 by and between Hong Kong Highpower Technology Company Ltd. and Shanghai Commercial & Savings Bank, Hong Kong Branch.

10.14	Credit Contract dated September 7, 2012 by and between Hong Kong Highpower Technology Company Ltd. and Shanghai Commercial & Savings Bank, Hong Kong Branch.

10.15	Comprehensive Credit Line Contract dated November 22, 2012 by and between Shenzhen Highpower Technology, Ltd. and Shenzhen Development Bank, Xinzhou Branch (translated to English).

10.15(a)	Form of Guaranty Contract dated November 22, 2012 by and between Shenzhen Development Bank, Xinzhou Branch and the persons and entities listed on Schedule A thereto (translated to English).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

23.1	Consent of Marcum Bernstein & Pinchuk LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The Registrant received from the Securities and Exchange Commission an order dated June 9, 2008 granting confidential treatment under the Securities Exchange Act of 1934.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGES

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years ended December 31, 2012 and 2011	F5

Consolidated Statements of Change in Equity for the Years ended December 31, 2012 and 2011	F6

Consolidated Statements of Cash Flows for the Years ended December 31, 2012 and 2011	F7

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011	F8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Highpower International, Inc.

We have audited the accompanying consolidated balance sheets of Highpower International, Inc. and Subsidiaries (together the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows (together the “consolidated financial statements”) for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of the Company as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk llp

New York, New York

April 1, 2013

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	6,627,334	5,175,623
Restricted cash	27,695,569	12,708,999
Accounts receivable, net	25,323,899	21,129,418
Notes receivable	392,242	515,107
Prepayments	3,223,795	4,251,723
Other receivables	802,907	1,041,614
Inventories	16,719,807	13,512,942

Total Current Assets	80,785,553	58,335,426

Property, plant and equipment, net	33,462,369	25,462,656
Land use right, net	4,423,348	3,132,965
Intangible asset, net	700,000	750,000
Deferred tax assets	762,954	857,209
Foreign currency derivatives assets	255,508	15,653

TOTAL ASSETS	120,389,732	88,553,909

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	27,509,195	22,153,822
Deferred revenue	661,178	-
Short-term bank loan	20,478,604	9,545,383
Notes payable	26,397,200	17,909,843
Letter of credit	-	2,880,000
Other payables and accrued liabilities	4,485,918	6,941,063
Income taxes payable	1,180,469	411,536
Current portion of long-term loan	1,925,762	-

Total Current Liabilities	82,638,326	59,841,647

Long-term bank loan	5,777,286	-

TOTAL LIABILITIES	88,415,612	59,841,647

COMMITMENTS AND CONTINGENCIES

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars)

	December 31,	December 31,
	2012	2011
EQUITY
Stockholder’s equity
Preferred stock
(Par value: $0.0001, authorized: 10,000,000 shares, issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, authorized: 100,000,000 shares, 13,582,106 shares issued and outstanding at December 31, 2012 and 2011)	1,358	1,358
Additional paid-in capital	6,035,230	5,831,237
Statutory and other reserves	2,790,484	2,726,390
Retained earnings	17,291,584	15,638,656
Accumulated other comprehensive income	5,049,864	4,514,621

Total Equity for the Company’s Stockholders	31,168,520	28,712,262

Non-controlling interest	805,600	-

TOTAL EQUTIY	31,974,120	28,712,262

TOTAL LIABILITIES AND EQUITY	120,389,732	88,553,909

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	For the year ended December 31,
	2012	2011

Net sales	112,648,705	110,600,477
Cost of sales	(88,942,281)	(92,852,899)

Gross profit	23,706,424	17,747,578
Research and development expenses	(4,611,054)	(3,239,436)
Selling and distribution expenses	(5,347,692)	(4,451,548)
General and administrative expenses, including stock-based compensation	(11,478,541)	(9,739,554)
Litigation expenses	-	(1,500,000)
Loss on exchange rate difference	(220,597)	(851,899)
Gain (loss) on derivative instruments	730,591	(54,229)
Equity loss in an associate	-	(108,346)
Total operation expenses	(20,927,293)	(19,945,012)

Income (loss) from operations	2,779,131	(2,197,434)

Other income	630,842	752,875
Interest expenses	(705,218)	(545,884)

Income (loss) before taxes	2,704,755	(1,990,443)
Income taxes expense	(1,132,340)	(463,556)

Net income (loss)	1,572,415	(2,453,999)

Less: net loss attributable to non-controlling interest	(144,607)	-
Net income (loss) attributable to the Company	1,717,022	(2,453,999)

Comprehensive income
Net income (loss)	1,572,415	(2,453,999)
Foreign currency translation gain	532,918	1,972,214
Comprehensive income (loss)	2,105,333	(481,785)

Less: comprehensive loss attributable to non-controlling interest	(146,932)	-
Comprehensive income (loss) attributable to the Company	2,252,265	(481,785)

Earnings (loss) per share of common stock attributable to the Company
- Basic and diluted	0.13	(0.18)

Weighted average common shares outstanding
- Basic and diluted	13,582,106	13,582,106

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Stated in US Dollars except Number of Shares)

	Preferred	Common stock		Additional paid-in	Statutory and other	Retained	Accumulated other comprehensive	Non-controlling
	stock	Shares	Amount	capital	reserves	earnings	income	interest	Total

Balance, December 31, 2010	-	13,582,106	1,358	5,180,318	2,596,155	18,222,890	2,542,407	-	28,543,128
Foreign currency translation adjustments	-	-	-	-	-	-	1,972,214	-	1,972,214
Share based compensation expenses	-	-	-	650,919	-	-	-	-	650,919
Transfer to statutory and other reserves	-	-	-	-	130,235	(130,235)	-	-	-
Net loss	-	-	-	-	-	(2,453,999)	-	-	(2,453,999)

Balance, December 31, 2011	-	13,582,106	1,358	5,831,237	2,726,390	15,638,656	4,514,621	-	28,712,262

Proceeds from non-controlling interest	-	-	-	-	-	-	-	952,532	952,532
Foreign currency translation adjustments	-	-	-	-	-	-	535,243	(2,325)	532,918
Share based compensation expenses	-	-	-	203,993	-	-	-	-	203,993
Transfer to statutory and other reserves	-	-	-	-	64,094	(64,094)	-	-	-
Net income	-	-	-	-	-	1,717,022	-	(144,607)	1,572,415

Balance, December 31, 2012	-	13,582,106	1,358	6,035,230	2,790,484	17,291,584	5,049,864	805,600	31,974,120

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	1,572,415	(2,453,999)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,090,403	1,848,824
Allowance for doubtful accounts	1,744,655	387,734
Loss on disposal of property, plant and equipment	71,473	24,279
Equity loss in an associate	-	108,346
Loss on derivative instruments	(236,709)	54,229
Deferred income tax	102,614	(27,532)
Share based payment	203,993	650,919
Changes in operating assets and liabilities:
Accounts receivable	(5,650,965)	179,538
Notes receivable	127,414	(241,465)
Prepayments	1,063,693	(1,936,925)
Other receivables	248,026	(225,015)
Inventories	(3,020,127)	1,380,674
Accounts payable	6,624,896	3,107,868
Deferred revenue	653,015	-
Other payables and accrued liabilities	(2,503,482)	1,630,890
Income taxes payable	754,589	(793,633)
Net cash flows provided by operating activities	3,845,903	3,694,732

Cash flows from investing activities
Acquisition of property, plant and equipment	(11,646,583)	(7,674,215)
Acquisition of land use right	(1,327,754)	-
Net cash flows used in investing activities	(12,974,337)	(7,674,215)

Cash flows from financing activities
Proceeds from bank borrowings	14,627,171	13,936,095
Repayment of bank borrowings	(3,776,533)	(16,186,300)
Proceeds from notes payable	46,359,978	36,655,387
Repayment of notes payable	(38,188,330)	(29,407,905)
Proceeds from letter credit	-	11,403,244
Repayment of letter credit	(2,880,000)	(9,916,133)
Proceeds from long term bank loans	7,924,935	-
Repayment of long term bank loans	(316,997)	-
Proceeds from non-controlling interest	950,992	-
Increase in restricted cash	(14,696,735)	(6,279,671)
Net cash flows provided by financing activities	10,004,481	204,717
Effect of foreign currency translation on cash and cash equivalents	575,664	459,760
Net increase (decrease) in cash and cash equivalents	1,451,711	(3,315,006)
Cash and cash equivalents - beginning of year	5,175,623	8,490,629
Cash and cash equivalents - end of year	6,627,334	5,175,623

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	275,136	1,303,348
Interest expenses	1,247,217	788,815

Non-cash transactions
Accounts payable for construction in progress	3,767,497	5,319,488

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Principal activities and organization

The consolidated financial statements include the financial statements of Highpower International, Inc. ("Highpower") and its subsidiaries, Hong Kong Highpower Technology Company Limited ("HKHTC"), Shenzhen Highpower Technology Company Limited ("SZ Highpower"), Highpower Energy Technology (Huizhou) Company Limited ("HZ Highpower"), Springpower Technology (Shenzhen) Company Limited ("SZ Springpower"), Ganzhou Highpower Technology Company Limited ("GZ Highpower"), Icon Energy System Company Limited ("ICON") and Huizhou Highpower Technology Co., Ltd (HZ HTC). Highpower and its subsidiaries are collectively referred to as the "Company".

Highpower was incorporated in the State of Delaware on January 3, 2006. HKHTC was incorporated in Hong Kong on July 4, 2003 and organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries. All other subsidiaries were incorporated in People's Republic of China ("P.R.C.").

On February 8, 2012, GZ Highpower, which was incorporated in September 21, 2010, increased its registered capital to RMB30,000,000 ($4,762,586) from RMB2,000,000 ($293,574). SZ Highpower holds 60% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 40%. As of December 31, 2012, the paid-in capital was approximately RMB15,000,000 ($2,381,293).

On March 8, 2012, SZ Highpower invested RMB5,000,000 ($791,377) in HZ HTC, which is a wholly-owned subsidiary of SZ Highpower. HZ HTC engages in the manufacture of batteries.

On September 14, 2012, SZ Springpower increased its registered capital from $1,000,000 to $3,330,000. SZ Highpower paid the increased capital. As of December 31, 2012, SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%.

The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd ("HKHTC")	Hong Kong July 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd ("SZ Highpower")	P.R.C. October 8, 2002	100%	Manufacturing & marketing of batteries

Highpower Energy Technology (Huizhou) Co., Ltd ("HZ Highpower")	P.R.C. January 29, 2008	100%	Inactive

Springpower Technology (Shenzhen) Co., Ltd ("SZ Springpower")	P.R.C. June 4, 2008	100%	Research & manufacturing of batteries

Ganzhou Highpower Technology Co., Ltd ("GZ Highpower")	P.R.C. September 21, 2010	60%	Processing, marketing and research of battery materials

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Principal activities and organization (continued)

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Icon Energy System Co., Ltd. ("ICON")	P.R.C. February 23, 2011	100%	Research and production of advanced battery packs and systems

Huizhou Highpower Technology Co., Ltd ("HZ HTC")	P.R.C. March 8, 2012	100%	Manufacturing & marketing of batteries

2.	Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP").

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

During the years ended December 31, 2012 and 2011, one major customer accounted for 10% or more of total net sales. The percentage of total net sales from this one major customer in the years ended December 31, 2012 and 2011 was 14.8% and 19.7%, respectively.

One of the Company’s customers accounted for 10% or more of total accounts receivable. The Company’s top third-party customer accounted for 16% of the accounts receivable as of December 31, 2012 and 19.7% of the accounts receivable as of December 31, 2011.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

Restricted cash

Restricted cash include time deposits and cash security for bank guarantee promissory notes. Restricted cash was $27,695,569 and $12,708,999 as of December 31, 2012 and 2011. The increase in the balance of restricted cash was due to the increase of time deposit by $9,581,955 and increase of deposit for bank guarantee promissory notes by $5,404,615.

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

Intangible assets

Intangible assets represent a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic Battery Company, Inc. (Ovonic), an unrelated party, to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (“Consumer Batteries”) in the P.R.C., and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute Consumer Batteries. The value of the licenses was established based on historic acquisition costs.

Intangible assets are amortized over their estimated useful lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist.

Deferred Revenue

Deferred revenue represents the government grants received related to developing property, and will be recognized over the useful lives of the assets. The Company received a grant of $661,178 on May 28, 2012 from the Department of Industry and Information Technology for the construction of the new factory in Ganzhou City, Jiangxi Province, P.R.C. The Company will apply the deferred revenue to reduce the cost basis of the assets, upon completion of construction of the warehouse, thus reducing the annual depreciation charge over the estimated useful life of the property, plant and equipment of the new factory.

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

Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. No advertising expense was recorded for the years ended December 31, 2012 and 2011.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in 2012 and 2011. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years which remain subject to examination as of December 31, 2012.

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

Foreign currency translation and transactions

Highpower’s functional currency is the United States dollar ("US$"). HKHTC 's functional currency is the Hong Kong dollar ("HK$"). The functional currency of the Company’s subsidiaries in the P.R.C. is the Renminbi ("RMB").

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

The Company’s reporting currency is US$. Assets and liabilities of the P.R.C. subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

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

The Company establishes a fair value hierarchy that requires maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

There were 727,500 and 692,500 options and warrants outstanding as of December 31, 2012 and 2011, respectively, which were not included in the calculation of diluted income per share for the years ended because their effect would have been anti-dilutive for their exercise prices were above the average market values in such periods.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements

In the period ended March 21, 2013, the FASB has issued ASU No. 2012-01 through ASU 2013-05, which is not expected to have a material impact on the consolidated financial statements upon adoption.

3.	Accounts receivable, net

As of December 31, 2012 and December 31, 2011, accounts receivable included the following:

	December 31,	December 31,
	2012	2011
	$	$

Accounts receivable	27,353,677	21,520,763
Less: allowance for doubtful debts	2,029,778	391,345

	25,323,899	21,129,418

The Company experienced bad debts of $1,744,655 and $387,734, respectively, during the years ended December 31, 2012 and 2011.

The Company wrote off accounts receivables of $111,032 and $149,830, respectively, in the years ended December 31, 2012 and 2011, when the balances were deemed uncollectible.

4.	Prepayments

	December 31,	December 31,
	2012	2011
	$	$

Purchase deposits	1,120,911	2,718,685
Advances to staff	70,882	48,678
Other deposits and prepayments	1,261,523	871,679
Value-added tax prepayment	770,479	612,681

	3,223,795	4,251,723

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

5.	Other receivables

	December 31,	December 31,
	2012	2011
	$	$

Deposit for land use right	507,592	755,354
Other receivables	295,315	286,260

	802,907	1,041,614

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Inventories

	December 31,	December 31,
	2012	2011
	$	$

Raw materials	4,237,094	4,508,201
Work in progress	2,678,471	900,440
Finished goods	9,647,671	7,923,101
Packing materials	12,727	15,581
Consumables	143,844	165,619

	16,719,807	13,512,942

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories is written down to their fair value for the difference with charges to cost of sales. $248,622 and $228,843 was written down for inventories as of December 31, 2012 and 2011, respectively.

7.	Property, plant and equipment, net

	December 31,	December 31,
	2012	2011
	$	$
Construction in progress	20,769,452	14,016,485
Furniture, fixtures and office equipment	3,066,411	2,734,321
Leasehold improvement	99,477	98,305
Machinery and equipment	15,807,695	13,429,090
Motor vehicles	1,316,717	1,225,948
Building	271,921	268,717
	41,331,673	31,772,866
Less: accumulated depreciation	7,869,304	6,310,210
	33,462,369	25,462,656

The Company recorded depreciation expenses of $1,950,205 and $1,719,305 for the years ended December 31, 2012 and 2011, respectively.

The capitalized interest recognized in construction in progress was $541,999 and $289,212 for the years ended December 31, 2012 and December 31, 2011.

No property, plant and equipment were pledged as collateral for bank loans as of December 31, 2012 and December 31, 2011.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Land use rights, net

	December 31,	December 31,
	2012	2011
	$	$

Cost
Land located in Huizhou	3,446,001	3,405,396
Land located in Ganzhou	1,344,353	-
Accumulated amortization	(367,006)	(272,431)

Net	4,423,348	3,132,965

As of December 31, 2012, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, the P.R.C. and Ganzhou City, Jiangxi Province, the P.R.C., with a total net carrying value of $4,423,348. The land use rights for land with area of approximately 126,605 square meters and 58,669 square meters, which will expire on May 23, 2057 and January 4, 2062, respectively.

The land use rights are being amortized annually using the straight-line method over the lease terms of 50 years. The Company recorded amortization expenses of $90,198 and $79,519 for the years ended December 31, 2012 and 2011, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of December 31, 2012 and December 31, 2011.

9.	Intangible assets, net

	December 31,	December 31,
	2012	2011
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000
Accumulated amortization	(300,000)	(250,000)

Net	700,000	750,000

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement over a period of 20 years on the straight line basis over the estimated useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan. Amortization expenses included in selling and distribution costs for the years ended December 31, 2012 and 2011 were $50,000, and $50,000, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Other payables and accrued liabilities

	December 31,	December 31,
	2012	2011
	$	$

Accrued expenses	3,197,899	4,348,657
Royalty payable	570,120	877,905
Sales deposits received	430,503	1,196,711
Other payables	287,396	517,790

	4,485,918	6,941,063

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Taxation

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

SZ Highpower has obtained the approval and is qualified as a New and High-Tech Enterprise ("NHTE") by the Shenzhen Tax Bureau and according to the P.R.C. Enterprise Income Tax Law. It is eligible to enjoy a preferential tax rate of 15% for the calendar year of 2012. All the other P.R.C. subsidiaries are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2012 and 2011.

The components of the provision for income taxes expenses are:

	For the year ended December 31,
	2012	2011
	$	$
Current	1,029,726	491,088
Deferred	102,614	(27,532)

Total	1,132,340	463,556

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Taxation (continued)

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	For the year ended December 31,
	2012	2011
	$	$
Income (loss) before tax	2,704,755	(1,990,443)

Provision for income taxes at applicable income tax rate	747,784	(541,450)
Effect of preferential tax rate	(330,897)	(256,082)
Non-deductible expenses	103,099	654,938
Change in valuation allowance	612,354	606,150

Effective enterprise income tax	1,132,340	463,556

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	For the year ended December 31,
	2012	2011
	$	$
Tax loss carry-forward	2,025,888	1,627,910
Allowance for doubtful receivables	72,124	85,400
Allowance for inventory obsolescence	111,227	134,248
Fair value change of currency forwards	(11,372)	(19,415)
Difference for sales cut-off	49,364	65,434
Deferred revenue	165,295	-
Total gross deferred tax assets	2,412,526	1,893,577
Valuation allowance	(1,649,572)	(1,036,368)

Total net deferred tax assets	762,954	857,209

12.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $26,397,200 and $17,909,843 as of December 31, 2012 and 2011, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Short-term loans

	December 31,	December 31,
	2012	2011
	$	$
Guaranteed and repayable within one year short-term bank loans	20,478,604	9,545,383

As of December 31, 2012, the above bank borrowings were for working capital purposes and were secured by personal guarantees executed by certain directors of the Company and a land use right with carrying amount $3,101,401 pledged as collateral.

The loans were primarily obtained for general working capital carried interest rates ranging from 1.32% to 7.22% per annum.

14.	Line of credit

The Company entered into some credit contracts revolving line of credit, which were used by short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of December 31, 2012 and December 31, 2011:

	December 31, 2012
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	1/13/ 2012	1/12/2013	8,024,008	457,047
Wing Lung Bank Ltd.	3/29/2012	3/28/2013	2,600,000	-
Wing Lung Bank Ltd.	4/20/2012	4/19/2013	2,709,398	-
Shanghai Commercial & Savings Bank	7/31/2012	6/7/2013	4,000,000	-
Shanghai Commercial & Savings Bank	8/29/2012	8/29/2013	2,600,000	850,000
Shanghai Commercial & Savings Bank	9/7/2012	9/6/2013	6,000,000	3,000,000
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,419,206	2,321,345
Shenzhen Development Bank Co., Ltd	12/7/2012	11/21/2013	22,467,222	13,645,467
China Everbright Bank	8/1/2012	7/31/2013	8,024,008	8,024,008
China Resources Bank Of Zhuhai	4/28/2012	4/28/2013	6,419,206	6,419,206
Total			69,263,048	34,717,073

	December 31, 2011
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Industrial and Commercial Bank of China	11/29/2011	8/31/2013	6,343,568	4,898,820
Shenzhen Development Bank Co., Ltd	12/12/2011	11/27/2012	15,858,919	10,768,206
Standard Chartered (China) Co., Ltd.	1/21/2011	3/30/2012	2,000,000	2,000,000
China Everbright Bank	6/9/2011	6/9/2012	7,929,460	3,103,590
Standard Chartered (Hong Kong) Co., Ltd.	1/21/2011	1/21/2012	13,000,000	10,120,000
Citibank (Hong Kong) Co., Ltd.	1/31/2011	1/31/2012	3,000,000	3,000,000
Industrial and Commercial Bank of China	11/29/2011	9/8/2012	3,171,784	-
Wing Lung Bank Ltd.	8/29/2011	3/20/2012	2,600,000	-
Wing Lung Bank Ltd.	8/29/2011	3/20/2012	2,574,665	-
Total			56,478,396	33,890,616

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

The line of credits from Bank of China, Industrial and Commercial Bank of China, and China Everbright Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

The line of credits from Shenzhen Development Bank Co., Ltd, China Resources Bank of Zhuhai and Standard Chartered (China) Co., Ltd are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: the borrower may not serve as a guarantor for more than double its net assets; the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; the borrower must provide monthly reports to certain lenders describing the actual use of loans; the borrower may need to obtain approval to engage in major corporate transactions; and the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action will have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s P.R.C. operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s P.R.C. operating subsidiaries from extending loans. As of December 31, 2012 and December 31, 2011, the Company was in compliance with all material covenants in its loan agreements.

15.	Long-term loans

	December 31,	December 31,
	2012	2011
	$	$

Long term loans from Bank of China	7,703,048	-
Less: current portion of long-term borrowings	1,925,762	-
Long-term borrowings, net of current portion	5,777,286	-

On January 13, 2012, the Company borrowed $7,954,437 (RMB50 million) from Bank of China, which is guaranteed by HK Highpower, SZ Highpower, SZ Springpower and the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is five-year long-term loan, with an annual interest rate equal to 110% of the benchmark-lending rate of PBOC, which is 7.05% for the year ended December 31, 2012. Interest expenses are to be paid quarterly.

The interest expenses were $488,004 for the year ended December 31, 2012.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal should be paid on September 30, 2012 and December 30, 2012, respectively. And each 6% should be paid every quarter after December 31, 2012 until the due date. The repayment schedule of the principal was summarized as in below table:

$
Within 1 year	1,925,762
2 to 3 years	1,925,762
3 to 4 years	1,925,762
4 to 5 years	1,925,762

7,703,048

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a contractual term of ten years and generally vest over four to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to the fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of December 31, 2012, approximately 1,303,000 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

Share-based compensation related to employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years

Outstanding, January 1, 2011		-

Granted	1,015,000	$3,23
Exercised	-	-
Forfeited	(85,000)	$3.55
Canceled	(300,000)	3.55

Outstanding, December 31, 2011	630,000	$3.04	9.23
Exercisable, December 31, 2011	103,000	3.55	9.06
Vested and expected to vest, December 31, 2011	525,163	$3.06	9.22

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation (continued)

Share-based compensation related to employees (continued)

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years

Outstanding, January 1, 2012	630,000	3.04	9.23

Granted	100,000	$1.15	-
Exercised	-	-	-
Forfeited	(65,000)	$2.51	-
Canceled	-	-	-

Outstanding, December 31, 2012	665,000	$2.81	8.35
Exercisable, December 31, 2012	240,000	3.23	8.16
Vested and expected to vest, December 31, 2012	636,112	$2.82	8.35

The aggregate intrinsic value of options exercisable and options vested and expected to vest at December 31, 2012 was zero. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the year ended December 31, 2012 the Company granted options to purchase 100,000 shares of common stock to one employee at a weighted average exercise price of $1.15 per share. As of the date of this report, two employees had resigned and options to purchase a total of 65,000 shares had been forfeited in accordance with the terms and conditions of the 2008 Plan.

The weighted-average fair value of options granted to employees for the year ended December 31, 2012 was $0.74 per share as calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

	For the year ended December 31,
	2012	2011

Expected volatility	71.78%	40.08%
Risk-free interest rate	1.09%	2.30%
Expected term from grant date (in years)	6.25	6.15
Dividend rate	-	-
Fair value	$0.74	$1.38

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation (continued)

Total share-based payment expenses

No share-based payment expense was capitalized in the periods presented. As of December 31, 2012 the gross amount of unrecognized share-based compensation expense relating to unvested share-based compensation was approximately $0.4 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 2.1 years.

In connection with the grant of stock options to employees and nonemployees, the Company recorded stock-based compensation charges of $202,976 and $1,017 and $650,652 and $267, respectively, for the years ended December 31, 2012 and 2011.

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

Expected Volatility

The Company has limited stock trading history and it is not able to reasonably estimate the fair value of its equity share options because it is not practicable for it to estimate the expected volatility of its share price. The expected volatilities used for the year ended December 31, 2012 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

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

The following tables set forth the computation of basic and diluted earnings per common share for the years ended December 31, 2012 and 2011.

	Year ended December 31,
	2012	2011
	$	$
Numerator:
Net income (loss) attributable to the Company	1,717,022	(2,453,999)

Denominator:
Weighted-average shares outstanding
- Basic and diluted	13,582,106	13,582,106

Earnings (loss) per common share
- Basic and diluted	0.13	(0.18)

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

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At December 31, 2012, warrants to purchase 47,500 shares of common stock were still outstanding.

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

The total amounts for such employee benefits, which were expensed as incurred, were $1,014,648 and $868,675 for the years ended December 31, 2012 and 2011, respectively.

20.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2012 to 2016, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of December 31, 2012 are as follows:

$
2013	1,260,024
2014	975,067
2015	908,535
2016	853,801

3,997,427

Rent expenses for the years ended December 31, 2012 and 2011 were $1,269,334 and $1,166,522, respectively.

Capital commitments

The Company had contracted capital commitments of $791,934 for the construction of the Ganzhou plat as of December 31, 2012 and $1,755,387 for the construction of the Huizhou plant as of December 31, 2011.

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

All long-lived assets of the Company are located in the P.R.C. Geographic information about the sales and accounts based on the location of the Company’s customers is set out as follows:

	For the year ended December 31,
	2012	2011
	$	$
Net sales
China (including Hong Kong)	55,427,151	57,419,747
Asia, others	14,690,026	8,068,622
Europe	26,782,320	30,146,693
North America	14,639,386	14,472,669
South America	526,851	159,502
Africa	204,632	182,381
Others	378,339	150,863

	112,648,705	110,600,477

	December 31,	December 31,
	2012	2011
	$	$
Accounts receivable
China (including Hong Kong)	15,575,555	14,359,354
Asia, others	2,435,129	740,289
Europe	5,537,976	4,973,601
North America	1,632,644	1,036,100
South America	97,097	18,950
Africa	35,164	1,124
Others	10,334	-

	25,323,899	21,129,418

22.	Subsequent events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

