Form 10-Q
period 2013-03-31
Highpower International, Inc.
filed 2013-05-15
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of May 13, 2013.

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	4,705,786	6,627,334
Restricted cash	26,615,916	27,695,569
Accounts receivable, net	22,607,922	25,323,899
Notes receivable	634,563	392,242
Prepayments	3,901,279	3,223,795
Other receivables	762,436	802,907
Inventories	16,117,760	16,719,807
Total Current Assets	75,345,662	80,785,553

Property, plant and equipment, net	33,963,640	33,462,369
Land use right, net	4,374,056	4,423,348
Intangible asset, net	687,500	700,000
Deferred tax assets	870,709	762,954
Foreign currency derivatives assets	124,101	255,508

TOTAL ASSETS	115,365,668	120,389,732

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	27,495,330	27,509,195
Deferred revenue	657,370	661,178
Short-term loan	23,992,952	20,478,604
Notes payable	18,625,288	26,397,200
Other payables and accrued liabilities	5,339,146	4,485,918
Income taxes payable	918,882	1,180,469
Current portion of long-term loan	1,914,670	1,925,762

Total Current Liabilities	78,943,638	82,638,326

Long-term loan	5,265,341	5,777,286

TOTAL LIABILITIES	84,208,979	88,415,612

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$
EQUITY
Stockholder’s equity
Preferred Stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)

Common stock (Par value : $0.0001, Authorized: 100,000,000 shares, 13,582,106 shares issued and outstanding at March 31,2013 and December 31, 2012)	1,358	1,358
Additional paid-in capital	6,084,269	6,035,230
Statutory and other reserves	2,790,484	2,790,484
Retained earnings	16,682,704	17,291,584
Accumulated other comprehensive income	4,826,492	5,049,864

Total equity for the Company’s stockholders	30,385,307	31,168,520

Non-controlling interest	771,382	805,600

TOTAL EQUITY	31,156,689	31,974,120

TOTAL LIABILITIES AND EQUITY	115,365,668	120,389,732

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars except Number of Shares)

	Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
	$	$

Net sales	24,399,372	20,602,783
Cost of sales	(19,636,192)	(16,930,524)
Gross profit	4,763,180	3,672,259

Research and development expenses	(1,102,468)	(884,346)
Selling and distribution expenses	(1,395,402)	(1,198,900)
General and administrative expenses, including stock-based compensation	(2,805,391)	(2,014,485)
Loss on exchange rate difference	(39,947)	(31,330)
Gain of derivative instruments	109,948	337,103
Total operation expenses	(5,233,260)	(3,791,958)

Loss from operations	(470,080)	(119,699)

Other income	216,149	167,033
Interest expenses	(336,266)	(12,318)
Income (loss) before taxes	(590,197)	35,016

Income taxes expenses	(48,219)	(53,325)
Net loss	(638,416)	(18,309)

Less: net loss attributable to noncontrolling interest	(29,536)	(21,494)
Net income (loss) attributable to the Company	(608,880)	3,185

Comprehensive income (loss)
Net loss	(638,416)	(18,309)
Foreign currency translation gain (loss)	(228,054)	144,905
Comprehensive income (loss)	(866,470)	126,596

Less: comprehensive loss attributable to noncontrolling interest	(34,218)	(21,452)
Comprehensive income (loss) attributable to the Company	(832,252)	148,048

Earnings (loss) per share of common stock attributable to the Company
- Basic and diluted	(0.04)	-

Weighted average number of common stock outstanding
- Basic and diluted	13,582,106	13,582,106

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net loss	(638,416)	(18,309)
Adjustments to reconcile net loss to net cash provided by operating activities :
Depreciation and amortization	568,719	493,486
Allowance for doubtful accounts	(4,252)	20,203
Loss on disposal of property, plant and equipment	36,903	131
Income on derivative instruments	129,749	(337,103)
Deferred income tax	(111,704)	(42,523)
Share based payment	49,039	41,073
Changes in operating assets and liabilities :
Accounts receivable	2,583,851	2,175,529
Notes receivable	(244,230)	152,459
Prepayments	(694,174)	780,082
Other receivable	35,795	241,553
Inventories	505,048	727,314
Accounts payable	1,698,223	(2,882,177)
Other payables and accrued liabilities	876,198	657,272
Income taxes payable	(254,421)	79,995
Net cash flows provided by operating activities	4,536,328	2,088,985

Cash flows from investing activities
Acquisition of plant and equipment	(3,025,300)	(3,542,211)
Acquisition of land use right	-	(1,327,923)
Net cash flows used in investing activities	(3,025,300)	(4,870,134)

Cash flows from financing activities
Proceeds from short-term bank loans	9,339,810	3,176, 620
Repayment of short-term bank loans	(5,786,540)	-
Proceeds from long-term bank loans	-	7,925,940
Repayment of long-term bank loans	(477,981)
Proceeds from notes payable	5,474,476	8,367,572
Repayment of notes payable	(13,083,414)	(5,698,187)
Proceeds from non-controlling interest	-	951,113
Increase (decrease) in restricted cash	945,392	(1,525,001)
Net cash flows provided (used in) by financing activities	(3,588,257)	13,198,057
Effect of foreign currency translation on cash and cash equivalents	155,681	(120,553)
Net increase (decrease) in cash and cash equivalents	(1,921,548)	10,296,355
Cash and cash equivalents - beginning of period	6,627,334	5,175,623
Cash and cash equivalents - end of period	4,705,786	15,471,978

Supplemental disclosures for cash flow information :
Cash paid for :
Income taxes	414,343	15,854
Interest expenses	336,266	219,867
Non-cash transactions
Accounts payable for construction in progress	2,189,363	1,857,764

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

Highpower was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate. HKHTC was incorporated in Hong Kong on July 4, 2003 and organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries. All other subsidiaries are incorporated in the People’s Republic of China (“PRC”).

On February 8, 2012, GZ Highpower, which was incorporated in September 21, 2010, increased its registered capital to RMB30,000,000 ($4,762,586). SZ Highpower holds 60% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 40%. As of March 31, 2013, the paid-in capital was approximately RMB15,000,000 ($2,381,293).

On March 8, 2012, the Company invested RMB5,000,000 ($791,377) in HZ HTC, which is a wholly-owned subsidiary of SZ Highpower. HZ HTC engages in the manufacture of Lithium batteries.

On September 14, 2012, SZ Springpower increased its registered capital from $1,000,000 to $3,330,000. SZ Highpower paid the increased capital. As of March 31, 2013, SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%.

The subsidiaries of the Company and their principal activities are described as follows:

	Place and date	Attributable equity	Principal
Name of company	incorporation	interest held	activities

Hong Kong Highpower Technology Co., Ltd ("HKHTC")	Hong Kong July 4, 2003	100%	Investment holding

Shenzhen Highpower Technology Co., Ltd ("SZ Highpower")	PRC October 8, 2002	100%	Manufacturing & marketing of batteries

Highpower Energy Technology (Huizhou) Co., Ltd ("HZ Highpower")	PRC January 29, 2008	100%	Inactive

Springpower Technology (Shenzhen) Co., Ltd ("SZ Springpower")	PRC June 4, 2008	100%	Research & manufacturing of batteries

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and basis of presentation (continued)

Ganzhou Highpower Technology Co., Ltd ("GZ Highpower")	PRC September 21, 2010	60%	Processing, marketing and research of battery materials

Icon Energy System Co., Ltd. ("ICON")	PRC February 23, 2011	100%	Research and production of advanced battery packs and systems

Huizhou Highpower Technology Co., Ltd ("HZ HTC")	PRC March 8, 2012	100%	Manufacturing & marketing of batteries

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles ( U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2013, its consolidated results of operations and cash flows for the three month periods ended March 31, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During the three months ended March 31, 2013 and 2012, there was one customer, Energizer Holdings, Inc., that accounted for 10% or more of total net sales. The percentages of total net sales from Energizer Holdings, Inc. in the three months ended March 31, 2013 and 2012 were 13.6% and 13.2%, respectively.

One of the Company’s third-party customers accounted for 10% or more of total accounts receivable. The top third-party customer accounted for 11% of the accounts receivable as of March 31, 2013 and 16% of the accounts receivable as of December 31, 2012.

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

Land use rights, net

Land use rights represent payments for the rights to use certain parcels of land for a certain period of time in the PRC Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted.

Intangible assets

Intangible assets represent a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic Battery Company, Inc. (“Ovonic”), an unrelated party, to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (“Consumer Batteries”) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to manufacture, sell and distribute Consumer Batteries. The value of the licenses was established based on historic acquisition costs.

Intangible assets are amortized over their estimated useful lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist.

Deferred Revenue

Deferred revenue represents the government grants received related to developing property, and will be recognized over the useful lives of the assets. The Company received a grant of $657,370 on May 28, 2012 from the Department of Industry and Information Technology for the construction of the new factory in Ganzhou City, Jiangxi Province, PRC. The Company will apply the deferred revenue to reduce the cost basis of the assets, upon completion of construction of the warehouse, thus reducing the annual depreciation charge over the estimated useful life of the property, plant and equipment of the new factory.

Revenue recognition

The Company recognizes revenue when all of the following criteria exist: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No advertising expense was recorded for the three months ended March 31, 2013 and 2012.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of March 31, 2013 and December 31, 2012.

Comprehensive income

Recognized revenue, expenses, gains and losses are included in net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss consisted solely of foreign currency translation adjustments, net of the income tax effect.

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

Derivatives

From time to time the Company may utilize foreign currency forward contracts to reduce the impact of foreign currency exchange rate risk. Management considered that the foreign currency forwards could not meet the criteria for designated hedging instruments and hedged transactions to qualify for cash flow hedge or fair value hedge accounting. The currency forwards therefore are accounted for as derivatives, with fair value changes reported as gain (loss) of derivative instruments in the income statement. The fair value balance of the foreign currency derivatives assets was $124,101 and $255,508 as of March 31, 2013 and December 31, 2012, respectively.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

There were 727,500 options and warrants outstanding as of March 31, 2013 and 2012 which were not included in the calculation of diluted earnings per share for the three months ended March 31, 2013 because of the net loss sustained for period and for the three months ended March 31 2012 for their excise price would be above average market value.

Recently issued accounting pronouncements

As of May 12, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-01 through ASU 2013-07, which are not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Accounts receivable, net

As of March 31, 2013 and December 31, 2012, accounts receivable consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$

Accounts receivable	24,629,029	27,353,677
Less: allowance for doubtful debts	2,021,107	2,029,778

	22,607,922	25,323,899

The Company reversed bad debt expense of $4,252 during the three months ended March 31, 2013 and experienced bad debt expenses of $20,203 during the three months ended March 31, 2012.

The Company wrote off accounts receivable of nil and $457, respectively, in the three months ended March 31, 2013 and 2012.

4.	Prepayments

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$

Purchase deposits paid	2,141,151	1,120,911
Advance to staff	154,283	70,882
Other deposits and prepayments	1,259,026	1,261,523
Valued-added tax prepayment	346,819	770,479

	3,901,279	3,223,795

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

5.	Other receivables

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$

Deposit for land use right	504,669	507,592
Others	257,767	295,315

	762,436	802,907

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Inventories

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$

Raw materials	3,877,186	4,237,094
Work in progress	2,351,266	2,678,471
Finished goods	9,593,088	9,647,671
Packing materials	14,601	12,727
Consumables	281,619	143,844

	16,117,760	16,719,807

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to fair value for the difference with charges to cost of sales. Nil and $248,622 was written down for inventories as of March 31, 2013 and December 31, 2012, respectively.

7.	Property, plant and equipment, net

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$
Cost
Construction in progress	21,027,743	20,769,452
Furniture, fixtures and office equipment	3,055,521	3,066,411
Leasehold improvement	98,904	99,477
Machinery and equipment	15,938,140	15,807,695
Motor vehicles	1,309,345	1,316,717
Building	807,985	271,921
	42,237,638	41,331,673
Less: accumulated depreciation	8,273,998	7,869,304

	33,963,640	33,462,369

The Company recorded depreciation expenses of $532,439 and $461,300 for the three months ended March 31, 2013 and 2012, respectively.

The capitalized interest recognized in construction in progress was nil and $541,999 as of March 31, 2013 and December 31, 2012, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of March 31, 2013 and December 31, 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Land use rights, net

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$

Cost
Land located in Huizhou	3,426,152	3,446,001
Land located in Ganzhou	1,336,610	1,344,353
	4,762,762	4,790,354
Accumulated amortization	(388,706)	(367,006)

Net	4,374,056	4,423,348

As of March 31, 2013, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC, with a total net carrying value of $4,374,056. Land use rights for land in Huizhou City with area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract terms of 50 years. Estimated amortization for the coming years is as follows

$
Remaining 2013	71,441
2014	95,255
2015	95,255
2016	95,255
2017	95,255
2018 and thereafter	3,921,595
4,374,056

The Company recorded amortization expenses of $23,780 and $19,686 for the three months ended March 31, 2013 and 2012, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of March 31, 2013 and December 31, 2012.

9.	Intangible asset

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000
Accumulated amortization	(312,500)	(300,000)

Net	687,500	700,000

The Company is amortizing the $1,000,000 cost of the Consumer Battery License agreement over a period of 20 years on the straight line basis over the estimated useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan. Amortization expenses included in selling and distribution costs were $12,500 for the three months ended March 31, 2013 and 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Other payables and accrued liabilities

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$

Accrued expenses	3,500,147	3,197,899
Royalty payable	566,835	570,120
Sales deposits received	551,365	430,503
Other payables	720,799	287,396

	5,339,146	4,485,918

11.	Taxation

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

SZ Highpower has obtained the approval and is qualified as a New and High-Tech Enterprise ("NHTE") by the Shenzhen Tax Bureau and according to the PRC Enterprise Income Tax Law. It is eligible to enjoy a preferential tax rate of 15% for the calendar years 2013 and 2012. All the other PRC subsidiaries are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2013 and 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Taxation (continued)

The components of the provision for income taxes are:

	Three months ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
	$	$
Current	159,923	95,848
Deferred	(111,704)	(42,523)

Total	48,219	53,325

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	Three months ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
	$	$
(Loss) income before tax	(590,197)	35,016

Provision for income taxes at applicable income tax rate	(156,621)	(25,328)
Effect of preferential tax rate	56,494	(63,577)
Non-deductible expenses	25,787	111,811
Change in valuation allowance	122,559	30,419

Effective enterprise income tax	48,219	53,325

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$
Tax loss carry-forward	2,296,755	2,025,888
Allowance for doubtful receivables	71,070	72,124
Allowance for inventory obsolescence	77,507	111,227
Fair value change of currency forwards	(16,062)	(11,372)
Difference for sales cut-off	48,310	49,364
Deferred Revenue	164,342	165,295
Total gross deferred tax assets	2,641,922	2,412,526
Valuation allowance	(1,771,213)	(1,649,572)

Total net deferred tax assets	870,709	762,954

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $18,625,288 and $26,397,200 as of March 31, 2013 and December 31, 2012, respectively.

13.	Short-term loans

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$

Short- term bank loans guaranteed and repayable within one year ended March 31, 2014	23,992,952	20,478,604

As of March 31, 2013, the above bank borrowings were for working capital purposes and were secured by personal guarantees executed by certain directors of the Company and a land use right with a carrying amount $3,066,406 pledged as collateral.

The loans were primarily obtained for general working capital. Carried interest rates range from 1.3% to 6.9% per annum.

14.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	1/25/2013	1/25/2014	3,191,116	121,262
Bank of China	1/10/2013	1/10/2014	11,168,906	4,569,678
Wing Lung Bank Ltd.	4/20/2012	4/19/2013	2,705,140	-
Shanghai Commercial & Savings Bank	7/31/2012	6/7/2013	4,000,000	-
Shanghai Commercial & Savings Bank	8/29/2012	8/29/2013	2,600,000	850,000
Shanghai Commercial & Savings Bank	9/7/2012	9/6/2013	6,000,000	3,000,000
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,382,232	2,249,099
China Citic Bank	3/29/2013	3/29/2014	7,180,011	7,180,011
Ping An Bank Co., Ltd	12/7/2012	11/21/2013	22,337,812	18,484,539
China Everbright Bank	8/1/2012	7/31/2013	7,977,790	7,977,790
China Resources Bank of Zhuhai	4/28/2012	4/28/2013	6,382,232	6,382,232
Total			79,925,239	50,814,611

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.	Lines of credit (continued)

	December 31, 2012
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	1/13/ 2012	1/12/2013	8,024,008	457,047
Wing Lung Bank Ltd.	3/29/2012	3/28/2013	2,600,000	-
Wing Lung Bank Ltd.	4/20/2012	4/19/2013	2,709,398	-
Shanghai Commercial & Savings Bank	7/31/2012	6/7/2013	4,000,000	-
Shanghai Commercial & Savings Bank	8/29/2012	8/29/2013	2,600,000	850,000
Shanghai Commercial & Savings Bank	9/7/2012	9/6/2013	6,000,000	3,000,000
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,419,206	2,321,345
Ping An Bank Co., Ltd	12/7/2012	11/21/2013	22,467,222	13,645,467
China Everbright Bank	8/1/2012	7/31/2013	8,024,008	8,024,008
China Resources Bank Of Zhuhai	4/28/2012	4/28/2013	6,419,206	6,419,206
Total			69,263,048	34,717,073

The lines of credits from Bank of China, Industrial and Commercial Bank of China, China Everbright Bank, Ping An Bank Co., Ltd, China Resources Bank of Zhuhai and China Citic Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

The line of credit from Wing Lung Bank Ltd and China Resources Bank of Zhuhai matured and terminated at April 19 and April 28, 2013, respectively.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC. operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC. operating subsidiaries from extending loans. As of March 31, 2013 and December 31, 2012, the Company was in compliance with all material covenants in its loan agreements.

15.	Long-term loans

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$
Long term loans from Bank of China	7,180,011	7,703,048
Less: current portion of long-term borrowings	1,914,670	1,925,762
Long- term bank loans, net of current portion	5,265,341	5,777,286

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.	Long-term loans (continued)

On January 13, 2012, the Company borrowed $7,954,437 (RMB50 million) from Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is a five-year long-term loan, with an annual interest rate equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”),, which was 7.05% as of March 31, 2013. Interest expenses are to be paid quarterly.

The interest expenses were $151,285 and $19,973 for the three months ended March 31, 2013 and 2012, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on each of September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
Remaining 2013	1,436,001
2014	1,914,670
2015	1,914,670
2016	1,914,670
7,180,011

16.	Share-based compensation expenses

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price below or comparable to the fair market value on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. At March 31, 2013, approximately 1,303,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Share-based compensation related to employees

	Number	Weighted Average Exercise	Remaining Contractual Term in
	of Share	Price	Years

Outstanding, January 1, 2013	665,000	$2.81	8.35

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, March 31, 2013	665,000	2.81	8.11
Exercisable, March 31, 2013	265,000	3.03	8.01
Vested and expected to vest, March 31, 2013	661,112	2.76	8.13

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Share-based compensation related to employees (continued)

During the three months ended March 31, 2013, the Company did not grant any new options to employees and no options were forfeited. During the three months ended March 31, 2012, the Company granted 100,000 options to one employee at an exercise price of $1.15 per share and a total of 65,000 options were forfeited in accordance with the terms and conditions of the 2008 Plan.

The weighted-average fair value of options granted to employees for the three months ended March 31, 2012 was $0.74 per share as calculated using the Black Scholes pricing model, with the following weighted-average assumptions. No options were granted for the three months ended March 31, 2013.

	Three months ended
	March 31,
	2013	2012

Expected volatility	-	71.78%
Risk-free interest rate	-	1.09%
Expected term from grant date (in years)	-	6.25
Dividend rate	-	-
Forfeiture rate	-	4.86%

Fair value	-	$0.74

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Total share-based payment expenses

No share-based compensation expense was capitalized in the periods presented. As of March 31, 2013 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $0.4 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.75 years.

In connection with the grant of stock options to employees and nonemployees, the Company recorded stock-based compensation charges of $48,537and $502, respectively, for the three-month period ended March 31, 2013 and stock-based compensation charges of $40,801 and $272, respectively, for the three-month period ended March 31, 2012.

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

Expected Volatility

The expected volatilities used for the three-month periods ended March 31, 2013 and 2012 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-averages number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants and restricted shares. The dilutive effect of potential dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company excludes potential shares of common stock in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net income (loss) attributable to the Company	(608,880)	3,185

Denominator:
Weighted-average shares outstanding
- Basic and diluted	13,582,106	13,582,106

Earnings (loss) per common share
- Basic and diluted	(0.04)	-

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. 680,000 shares of underlying stock options and 47,500 shares of underlying warrants were not included in the fully diluted computation for the current period because of net loss sustained for the period.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.	Share warrants

On September 19, 2008, the Company issued to WestPark Capital warrants to purchase 52,500 shares of common stock at an exercise price of $3.90 per share in connection with the initial public offering. The warrants have a term of five years and are exercisable no sooner than one year and no later than five years from the issuance date.

The fair value of the warrants at September 19, 2008, the issuance date was $276,000. All warrants were evaluated for liability treatment and were determined to be equity instruments.

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At March 31, 2013, warrants to purchase 47,500 shares of common stock were still outstanding.

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

The total amounts for such employee benefits, which were expensed as incurred, were $370,331 and $226,042 for the three months ended March 31, 2013 and 2012, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2013 to 2016, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of March 31, 2013 are as follows:

$
2013	928,499
2014	980,100
2015	913,283
2016	858,263

3,680,145

Rent expenses for the three months ended March 31, 2013 and 2012 were $328,899 and $310,246 respectively.

Capital commitments and contingency

The Company had contracted capital commitments of $542,720 and $791,934, for the construction of the Ganzhou plant as of March 31, 2013 and December 31, 2012, respectively.

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

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
	$	$
Net revenue
China (including Hong Kong)	10,882,035	12,819,940
Asia, others	3,433,989	1,119,080
Europe	7,402,042	4,346,460
North America	2,419,950	2,296,803
South America	165,008	-
Africa	43,422	20,500
Others	52,926	-

	24,399,372	20,602,783

	March 31,	December 31,
	2013	2012
	(Unaudited)
	$	$
Accounts receivable
China (including Hong Kong)	13,663,180	15,575,555
Asia, others	2,776,064	2,435,129
Europe	5,894,439	5,537,976
North America	211,677	1,632,644
South America	38,159	97,097
Africa	21,642	35,164
Others	2,761	10,334

	22,607,922	25,323,899

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Icon Energy System Company Limited (“ICON”) and Huizhou Energy Technology (Huizhou) Co. (“HZ Highpower”) which has not yet commenced operations. SZ Highpower’s wholly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 60%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”) and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012(the “Annual Report”).

This report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, results of operations, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipates,” “believes,” “expects,” “plans,” “intends,” “seeks,” “estimates,” “projects,” “predicts,” “could,” “should,” “would,” “will,” “may,” “might,” and similar expressions, or the negative of such expressions, are intended to identify forward-looking statements. Such statements reflect management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn and uncertainty in the European economy adversely affecting demand for our products; fluctuations in the cost of raw materials; our dependence on, or inability to attract additional, major customers for a significant portion of our net sales; our ability to increase manufacturing capabilities to satisfy orders from new customers; our ability to maintain increased margins; changes in the laws of the PRC that affect our operations; our ability to complete construction of and to begin manufacturing operations at our new manufacturing facilities on time; our ability to control operating expenses and costs related to the construction of our new manufacturing facilities; the devaluation of the U.S. Dollar relative to the Renminbi; our dependence on the growth in demand for portable electronic devices and the success of manufacturers of the end applications that use our battery products; our responsiveness to competitive market conditions; our ability to successfully manufacture our products in the time frame and amounts expected; the market acceptance of our battery products, including our lithium products; our ability to successfully develop products for and penetrate the electric transportation market; our ability to continue R&D development to keep up with technological changes; our exposure to product liability, safety, and defect claims; rising labor costs, volatile metal prices, and inflation; changes in foreign, political, social, business and economic conditions that affect our production capabilities or demand for our products; and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report or in the “Risk Factors” section of our Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Highpower was incorporated in the state of Delaware on January 3, 2006 and was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHTC and its wholly-owned subsidiary, SZ Highpower, (ii) assumed the operations of HKHTC and its subsidiary and (iii) changed our name to Hong Kong Highpower Technology, Inc. We subsequently changed our name to Highpower International, Inc. in October 2010.

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower has not yet commenced business operations as of May 10, 2013. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC., which commenced operations in July 2011.

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

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to U.S. generally accepted accounting principles.

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

Revenue Recognition. The Company recognizes revenue when all of the following exist: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Net sales for the three months ended March 31, 2013 were $24.4 million compared to $20.6 million for the three months ended March 31, 2012, an increase of $3.8 million, or 18.4%. The increase was due to a $3.9 million increase in net sales of our lithium batteries (resulting from a 54.2% increase in the volume of batteries sold and an 11.3% increase in the average selling price of such batteries) and a $161,126 increase in net sales of our Ni-MH batteries (resulting from a 12.1% increase in the number of Ni-MH battery units sold which was partially offset by a 9.8% decrease in the average selling price of such batteries), which was partly offset by a $227,813 decrease in revenue from our new materials business. This decrease in revenues from our new materials business was due to our strategic shift away from our new materials trading business to prepare for our new business processing such materialsat our Ganzhou facility. The increase in the number of both Ni-MH and lithium battery units sold in the three months ended March 31, 2013 was primarily attributable to increased orders from new and existing customers.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $19.6 million for the three months ended March 31, 2013, as compared to $16.9 million for the comparable period in 2012. As a percentage of net sales, cost of sales decreased to 80.5% for the three months ended March 31, 2013 compared to 82.2% for the comparable period in 2012. This decrease was attributable to decreases of raw material prices from the comparable period in 2012.

Gross profit for the three months ended March 31, 2013 was $4.8 million, or 19.5% of net sales, compared to $3.7 million, or 17.8% net sales for the comparable period in 2012. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product.  This increase was attributable to decreases of raw material prices from the comparable period in 2012.

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

Research and development expenses were approximately $1.1 million, or 4.5% of net sales for the three months ended March 31, 2013 as compared to approximately $884,346, or 4.3% of net sales for the comparable period in 2012, an increase of 24.7%. The increase was due to the expansion of our workforce to expand our research and development and management functions.

Selling and distribution expenses were $1.4 million, or 5.7% of net sales, for the three months ended March 31, 2013 compared to $1.2 million for the comparable period in 2012, or 5.8% of net sales, an increase of 16.4%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, such as participation in industry trade shows and international travels to promote and sell our products abroad.

General and administrative expenses were $2.8 million, or 11.5% of net sales, for the three months ended March 31, 2013, compared to $2.0 million, or 9.8% of net sales, for the comparable period in 2012. The increase was mainly due to the expansion of our workforce.

We experienced loss on the exchange rate difference between the U.S. Dollar and the RMB of approximately $39,947and $31,330, respectively, for the three months ended March 31, 2013 and 2012. The difference in exchange rate loss was due to the appreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of approximately $109,948 in the three months ended March 31, 2013, which included a gain of $240,794 on settled currency forwards and a loss of $130,846 on unsettled currency forwards, as compared to a gain of $337,103 for the comparable period in 2012, which included a gain of $50,889 on settled currency forwards and a gain of $286,214 on unsettled currency forwards.

Interest expenses were $336,266for the three months ended March 31, 2013, as compared to approximately $12,318 for the comparable period in 2012. The fluctuation was due to a $127,019 increase in interest expense related to an increase in bank borrowing, and a $196,929decrease in capitalized interest expenses. The decrease in capitalized interest expenses was due to completion of the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $216,149 for the three months ended March 31, 2013, as compared to approximately $167,033 for the three months ended March 31, 2012, an increase of 29.4%. The increase was due to an increase in bank interest income.

During the three months ended March 31, 2013, we recorded a provision for income tax expense of $48,219, as compared to income tax expense of $53,325 for the comparable period in 2012. The decrease was due to the net loss during the three months ended March 31, 2013.

Net Loss attributable to the Company for the three months ended March 31, 2013 was $608,880, compared to net income attributable to the Company of $3,185 for the comparable period in 2012.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the three months ended March 31, 2013, the exchange rate of the RMB to the U.S. Dollar appreciated 0.4% from the level at the end of December 31, 2012. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of March 31, 2013, the Company had a series of currency forwards totaling a notional amount of $9.5 million expiring from April 2013 to November 2013. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net gains of $109,948 and $337,103 attributable to these activities are included in “gain of derivative instruments” for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $4.7 million as of March 31, 2013, as compared to $6.6 million as of December 31, 2012. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of March 31, 2013, we had in place general banking facilities with eight financial institutions aggregating $79.9 million. The maturity of these facilities is generally less than one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of March 31, 2013, we had utilized approximately $29.1 million under such general credit facilities and had available unused credit facilities of $50.8 million.

For the three months ended March 31, 2013, net cash provided by operating activities was approximately $4.5 million, as compared to net cash provided by operating activities of $2.1 million for the comparable period in 2012. The net cash increase of $2.4 million provided by operating activities is primarily attributable to, among other items, an increase of $408,322 in cash inflow from accounts receivable, an increase of $4.6 million in accounts payable, an increase of $218,926 in other payables and accrued liabilities, which was significantly offset by a decrease of approximately $1.5 million in prepayment. The cash outflow increase in accounts payable was due to the maturity of our accounts payable obligations.

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2013 compared to $4.9 million for the comparable period in 2012. The net decrease of $1.9 million cash used in investing activities was primarily attributable to a decrease in the acquisition of the land use right in Ganzhou City, Jiangxi Province.

Net cash used in financing activities was $3.6 million during the three months ended March 31, 2013, as compared to net cash provided by financing activities of $13.2 million for the three months ended March 31, 2012. The net decrease of $16.8 million in net cash provided by financing activities for the first three months of 2013 was primarily attributable to an increase of $5.8 million in repayment of short-term bank loans, an increase of $477,981 in repayment of long-term bank loans, an increase of $7.4 million in repayment of notes payable, a decrease of $7.9 million in proceeds from long-term bank loans, a decrease of $951,113 in proceeds from non-controlling interest , which was partly offset by an increase of $6.2 million in proceeds from short-term bank loans and a decrease of $2.5 million in restricted cash. The significant decrease was mainly due to the repayment of notes payable to meet maturity dates and no new borrowings of long term bank loans in 1st quarter of 2012.

For the three months ended March 31, 2013 and 2012, our inventory turnover was 4.8 times and 5.1 times, respectively. The average days outstanding of our accounts receivable at March 31, 2013 was 88 days, as compared to 88 days at March 31, 2012. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $370,331 and $226,042 in the three months ended March 31, 2013 and 2012, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

The use of working capital is primarily for the maintenance of our accounts receivable and inventory. We provide our major customers with payment terms ranging from 10 to 90 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials, work-in-process and finished goods inventory on hand to ensure timely delivery of our products to customers. We use two methods to support our working capital needs: (i) paying our suppliers under payment terms ranging from 30 to 90 days; and (ii) using short-term bank loans. Upon receiving payment for our accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient working capital.

Recent Accounting Pronouncements

As of May 12, 2013, the FASB issued ASU No. 2012-01 through ASU 2013-07, which are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on April 2, 2013 and all of the information contained in our public filings before deciding whether to purchase our common stock.  Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on April 2, 2012.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

Loan Agreement Between SZ Highpower and China CITIC Bank, Shenzhen branch

On March 29, 2013, SZ Highpower entered into a comprehensive credit line agreement with China CITIC Bank, Shenzhen Branch, which provides for a line of credit of up to RMB45,000,000. SZ Highpower may drawdown the loan, from time to time as needed, but must make a specific drawdown application on or before March 29, 2014, after which time the bank may cancel all or part of the facilities. The interest rate charged on the loan is variable based on the specific credit line contract. SZ Highpower must obtain the prior written consent of the bank for certain transactions, including mergers, divestitures, reductions of capital, changes in ownership, transfers of a significant amount of assets or liabilities, an increase in debt financing or other actions that may adversely affect the bank’s rights under the agreement. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default under the loan agreement: SZ Highpower’s violation or intention to violate the terms of the agreement or any other agreements executed between SZ Highpower and the bank regarding the application of a specific line of credit; SZ Highpower’s failure to perform any of its obligation under the agreement; any statement made by SZ Highpower in the agreement turns out to be untrue, misleading, or incomplete; SZ Highpower’s failure or indication that it is unable to repay the debt according to agreement; a significant organizational change in SZ Highpower (including, but not limited to, a merger, disposal of major assets, capital reduction, liquidation, bankruptcy or dissolution); SZ Highpower’s change of address, scope of operations, legal representative or significant investment in a third party that may severely affect the bank’s ability to collect on the loan; SZ Highpower’s experiencing a severe financial downturn, loss of assets, or other financial crisis which might affect the bank’s ability to collect on the loan; SZ Highpower’s change in the use of the loan proceeds without the prior consent of the bank; the occurrence of a financial crisis on SZ Highpower’s controlling stockholder and the related parties with which SZ Highpower has a strong business connection; a severe downturn in SZ Highpower’s industry; any involvement by SZ Highpower’s senior management in significant corruption which the bank believes might affect its ability to collect on the loan; SZ Highpower’s breach of other covenants under other agreements; any guarantor’s breach of any covenants; any seizure, foreclosure or dispute of ownership of any collateral for the agreement; or any other circumstance affecting SZ Highpower that may affect the bank’s ability to collect on the loan.

Upon the occurrence of an event of default, the bank may: adjust, cancel or suspend the comprehensive contract or adjust the effective period for the contract; terminate the unused portion of the credit line and announce the debt outstanding under the agreement immediately due and payable; require additional guarantee to ensure the bank’s rights; require the guarantors to repay the debt; or hold SZ Highpower’s deposit account in the bank in custody for repayment of amounts outstanding under the agreement and specific credit lines under the agreement.

Loan Agreement Between HKHTC and Industrial and Commercial Bank of China (Macau) Limited

On March 14, 2013, HKHTC entered into a term loan banking facility with Industrial and Commercial Bank of China (Macau) Limited (“ICBC Macau”), which provides for a term loan of up to $3,000,000. HKHTC may withdraw the loan in one lump sum on or before September 19, 2013. The term loan is non-revolving. Prepayment of the full amount due under the facility is permitted upon 30 days’ notice to ICBC Macau and any amount repaid may not be re-borrowed without the prior written consent of the bank. The loan is guaranteed by a commitment letter issued by Industrial and Commercial Bank of China Shenzhen Branch in favor of ICBC Macau. The maturity date of the loan is the earlier of 12 months after the drawdown date of the loan or 2 months before the expiration of the commitment letter. The interest rate charged on the loans is 1.5% per annum. All principal and accrued interest are due upon the final maturity date. The funds from the loan are prohibited from being transferred back to mainland China (excluding Hong Kong, Taiwan and Macau) directly or in directly for the purpose of lending, equity investment or security investment.

All due payments (including principal, interest, overdue interest, expenses, and taxes) are to be debited from HKHTC’s current account and/or to any other accounts maintained and/or opened and/or to be opened in ICBC Macau, irrespective of whether account or accounts have a credit balance.

Loan Contract Between SZ Springpower and Bank of China, Buji Sub-Branch

On January 25, 2013, SZ Springpower entered into a comprehensive credit line agreement with Bank of China, Buji Sub-Branch, which provides for a line of credit of up to RMB20,000,000, consisting of RMB10,000,000 in loans and RMB10,000,000 in bank acceptances. SZ Springpower may withdraw the loan, from time to time as needed, but must make specific drawdown application on and before January 25, 2014, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default under the loan agreement: SZ Springpower’s failure to comply with repayment obligations under the agreement or any affiliated credit lines; SZ Springpower’s failure to use borrowed funds according to the specified purposes; any statement made by SZ Springpower in the agreement turns out to be untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; SZ Springpower’s failure to provide an additional guarantor as required by the loan agreement; SZ Springpower’s experiencing significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; SZ Springpower’s being in violation of other rights and obligations under the agreement; SZ Springpower’s breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; or any guarantor’s breach of covenants in other credit agreements with the bank or affiliated institutions of the bank.

Upon the occurrence of an event of default, the bank may: request SZ Springpower or any guarantor to rectify the event of default within a specified time period; reduce, temporarily suspend or permanently terminate SZ Springpower’s credit limit in whole or in part; temporarily suspend or permanently terminate in part or in whole SZ Springpower’s application for specific credit line under the agreement; announce the immediate expiration of all the credit lines granted under the agreement and affiliated specific credit line contracts; terminate or release the agreement, terminate or release in part or in whole any of the affiliated specific credit line contracts as well as the other contracts executed between SZ Springpower and the bank; request compensation from SZ Springpower on the losses thereafter caused; hold SZ Springpower’s deposit account at the bank in custody for repayment of amounts due under the agreement; request repayment from a guarantor; or take any other procedures deemed necessary by the bank.

Loan Agreement Between SZ Highpower and Bank of China, Buji Sub-Branch

On January 10, 2013, SZ Highpower entered into a comprehensive credit line agreement with Bank of China, Buji Sub-Branch, which provides for a line of credit of up to RMB70,000,000, consisting of RMB40,000,000 in loans and RMB30,000,000 in bank acceptances. SZ Highpower may withdraw the loan, from time to time as needed, but must make a specific drawdown application. The term of the loan will be 12 months from the date of the first drawdown. The interest rate charged on the loan is variable on specific credit line contract. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default under the loan agreement: SZ Highpower’s failure to comply with repayment obligations under the agreement or any affiliated credit lines; SZ Highpower’s failure to use borrowed funds according to the specified purposes; any statement made by SZ Highpower in the agreement turns out to be untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; SZ Highpower’s failure to provide an additional guarantor as required by the loan agreement; SZ Highpower’s experiencing significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; SZ Highpower’s being in violation of other rights and obligations under the agreement; SZ Highpower’s breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; or any guarantor’s breach of covenants in other credit agreements with the bank or affiliated institutions of the bank.

Upon the occurrence of an event of default, the bank may: request SZ Highpower or any guarantor to rectify the event of default within a specified time period; reduce, temporarily suspend or permanently terminate SZ Highpower’s credit limit in whole or in part; temporarily suspend or permanently terminate in part or in whole SZ Highpower’s application for specific credit line under the agreement; announce the immediate expiration of all the credit lines granted under the agreement and affiliated specific credit line contracts; terminate or release the agreement, terminate or release in part or in whole any of the affiliated specific credit line contracts as well as the other contracts executed between SZ Highpower and the bank; request compensation from SZ Highpower on the losses thereafter caused; hold SZ Highpower’s deposit account at the bank in custody for repayment of amounts due under the agreement;.request repayment from a guarantor; or take any other procedures deemed necessary by the bank.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01-Entry into a Material Definitive Agreement” and “Item 2.03-Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement” of Form 8-K.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

10.1	Comprehensive Credit Line Contract dated March 29, 2013 by and between China CITIC Bank Shenzhen Branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee agreements (translated to English).
10.2	Comprehensive Credit Line Contract dated January 10, 2013 by and between Bank of China Buji Sub-Branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee and pledge agreements (translated to English).
10.3	Comprehensive Credit Line Contract dated January 25, 2013 by and between Bank of China Buji Sub-Branch and Springpower Technology Company Limited and corresponding guarantee and pledge agreements (translated to English).
10.4	Credit Contract contract dated March 14, 2013 by and between Industrial and Commercial Bank of China(Macau) Limited and HongKong Highpower Technology Company Limited
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Highpower International, Inc.

Dated: May 13, 2013		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

