Form 10-Q
period 2013-06-30
Highpower International, Inc.
filed 2013-08-14
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

The registrant had 13,582,106 shares of common stock, par value $0.0001 per share, outstanding as of August 12, 2013.

HIGHPOWER INTERNATIONAL, INC.

 FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED June 30, 2013

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	2,666,806	6,627,334
Restricted cash	24,594,567	27,695,569
Accounts receivable, net	25,556,158	25,323,899
Notes receivable	564,427	392,242
Prepayments	4,633,723	3,223,795
Other receivables	800,984	802,907
Inventories	18,797,421	16,719,807
Total Current Assets	77,614,086	80,785,553

Property, plant and equipment, net	37,466,258	33,462,369
Land use right, net	4,411,408	4,423,348
Intangible asset, net	675,000	700,000
Deferred tax assets	907,594	762,954
Foreign currency derivatives assets	133,225	255,508

TOTAL ASSETS	121,207,571	120,389,732

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	27,012,982	27,509,195
Deferred revenue	666,613	661,178
Short-term loan	27,636,005	20,478,604
Notes payable	20,079,201	26,397,200
Other payables and accrued liabilities	6,260,815	4,485,918
Income taxes payable	959,696	1,180,469
Current portion of long-term loan	1,941,590	1,925,762

Total Current Liabilities	84,556,902	82,638,326

Long-term loan	4,853,977	5,777,286

TOTAL LIABILITIES	89,410,879	88,415,612

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred Stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value : $0.0001, Authorized: 100,000,000 shares, 13,582,106 shares issued and outstanding at June 30, 2013 and December 31, 2012)	1,358	1,358
Additional paid-in capital	5,547,463	6,035,230
Statutory and other reserves	2,790,484	2,790,484
Retained earnings	16,791,993	17,291,584
Accumulated other comprehensive income	5,342,792	5,049,864

Total equity for the Company’s stockholders	30,474,090	31,168,520

Non-controlling interest	1,322,602	805,600

TOTAL EQUITY	31,796,692	31,974,120

TOTAL LIABILITIES AND EQUITY	121,207,571	120,389,732

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars except Number of Shares)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	31,177,616	29,377,682	55,576,988	49,980,465
Cost of sales	(25,443,157)	(23,369,258)	(45,079,349)	(40,299,782)
Gross profit	5,734,459	6,008,424	10,497,639	9,680,683

Research and development expenses	(1,350,997)	(1,233,585)	(2,453,465)	(2,117,931)
Selling and distribution expenses	(1,392,576)	(1,282,499)	(2,787,978)	(2,481,399)
General and administrative expenses, including stock-based compensation	(2,612,855)	(2,263,983)	(5,418,246)	(4,278,468)
Income (loss) on exchange rate difference	(180,010)	153,360	(219,957)	122,030
Gain (loss) of derivative instruments	112,335	(304,147)	222,283	32,956
Total operating expenses	(5,424,103)	(4,930,854)	(10,657,363)	(8,722,812)

Income (loss) from operations	310,356	1,077,570	(159,724)	957,871

Other income	281,236	61,185	497,385	228,218
Interest expenses	(365,146)	(301,123)	(701,412)	(313,441)
Income (loss) before taxes	226,446	837,632	(363,751)	872,648

Income taxes expenses	(159,110)	(362,941)	(207,329)	(416,266)
Net income (loss)	67,336	474,691	(571,080)	456,382

Less: net loss attributable to non-controlling interest	(41,953)	(29,023)	(71,489)	(50,517)
Net income (loss) attributable to the Company	109,289	503,714	(499,591)	506,899

Comprehensive income (loss)
Net income (loss)	67,336	474,691	(571,080)	456,382
Foreign currency translation gain (loss)	526,996	(300,800)	298,942	(155,895)
Comprehensive income (loss)	594,332	173,891	(272,138)	300,487

Less: comprehensive loss attributable to non-controlling interest	(31,257)	(46,997)	(65,475)	(68,449)
Comprehensive income (loss) attributable to the Company	625,589	220,888	(206,663)	368,936

Earnings (loss) per share of common stock attributable to the Company
- Basic and diluted	0.01	0.04	(0.04)	0.04

Weighted average number of common stock outstanding
- Basic and diluted	13,582,106	13,582,106	13,582,106	13,582,106

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Six months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income (loss)	(571,080)	456,382
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,182,314	999,544
Allowance for doubtful accounts	(3,965)	282,127
Loss on disposal of property, plant and equipment	102,926	56,703
Income on derivative instruments	123,333	31,278
Deferred income tax	(137,726)	106,644
Share based payment	94,710	93,164
Changes in operating assets and liabilities
Accounts receivable	(41,371)	(4,971,615)
Notes receivable	(167,535)	(1,227,504)
Prepayments	(1,372,932)	591,874
Other receivable	8,451	240,454
Inventories	(1,924,454)	(2,907,198)
Accounts payable	1,414,867	5,680,116
Deferred revenue	-	652,157
Other payables and accrued liabilities	1,725,062	1,481,165
Income taxes payable	(228,533)	69,855
Net cash flows provided by operating activities	204,067	1,635,146

Cash flows from investing activities
Acquisition of plant and equipment	(7,335,376)	(8,484,171)
Acquisition of land use right	-	(1,326,010)
Net cash flows used in investing activities	(7,335,376)	(9,810,181)

Cash flows from financing activities
Proceeds from short-term bank loans	15,581,691	5,871,646
Repayment of short-term bank loans	(8,515,280)	(1,196,676)
Proceeds from long-term bank loans	-	7,914,523
Repayment of long-term bank loans	(962,603)	-
Proceeds from notes payable	20,038,103	19,682,410
Repayment of notes payable	(26,517,924)	(16,633,527)
Repayment of letter of credit	-	(2,880,000)
Proceeds from non-controlling interest	-	949,743
Increase (decrease) in restricted cash	3,280,806	(5,387,117)
Net cash flows provided by financing activities	2,904,793	8,321,002
Effect of foreign currency translation on cash and cash equivalents	265,988	(201,599)
Net decrease in cash and cash equivalents	(3,960,528)	(55,632)
Cash and cash equivalents - beginning of period	6,627,334	5,175,623
Cash and cash equivalents - end of period	2,666,806	5,119,991

Supplemental disclosures for cash flow information :
Cash paid for :
Income taxes	573,588	239,767
Interest expenses	701,412	590,399
Non-cash transactions
Accounts payable for construction in progress	1,649,807	1,501,464

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

On February 8, 2012, GZ Highpower, which was incorporated on September 21, 2010, increased its paid-in capital to RMB15,000,000 ($2,381,293). On May 15, 2013, GZ Highpower further increased its paid-in capital to RMB30,000,000 ($4,807,847). SZ Highpower holds 60% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 40%.

On March 8, 2012, the Company invested RMB5,000,000 ($791,377) in HZ HTC, which is a wholly-owned subsidiary of SZ Highpower.

On September 14, 2012, SZ Springpower increased its registered capital from $1,000,000 to $3,330,000. SZ Highpower paid the increased capital. As of June 30, 2013, SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%.

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

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2013, its consolidated results of operations and cash flows for the six month periods ended June 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During the six months ended June 30, 2013 and 2012, there was one customer, Energizer Holdings, Inc., that accounted for 10% or more of total net sales. The percentages of total net sales from Energizer Holdings, Inc. in the six months ended June 30, 2013 and 2012 were 11.4% and 17.8%, respectively.

One of the Company’s third-party customers accounted for 10% or more of total accounts receivable. The top third-party customer accounted for 7.1% of the accounts receivable as of June 30, 2013 and 16% of the accounts receivable as of December 31, 2012.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

Restricted cash

Certain cash balances are held as security for notes payable and are classified as restricted cash in the Company’s consolidated balance sheets.

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

Inventories

Inventories are stated at lower of cost or market. Cost is determined using the weighted average method.  Inventory includes raw materials, packing materials, consumables, work in progress and finished goods. The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Buildings	5% - 10%
Furniture, fixtures and office equipment	20%
Leasehold improvement	33%
Machinery and equipment	10%
Motor vehicles	20%

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

Land use rights, net

Land use rights represent payments for the rights to use certain parcels of land for a certain period of time in the PRC. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted.

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

An exclusive proprietary technology contributed by the four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower is recorded at the four management members’ historical cost basis of nil.

Intangible assets are amortized over their estimated useful lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist.

Deferred Revenue

Deferred revenue represents the government grants received related to developing property, and will be recognized over the useful lives of the assets. The Company received a grant of $666,613 on May 28, 2012 from the Department of Industry and Information Technology for the construction of the new factory in Ganzhou City, Jiangxi Province, PRC. The Company will apply the deferred revenue to reduce the cost basis of the assets, upon completion of construction of the warehouse, thus reducing the annual depreciation charge over the estimated useful life of the property, plant and equipment of the new factory.

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

Research and development

Research and development expenses include expenses directly attributable to the conduct of research and development programs, including the expenses of salaries, employee benefits, materials, supplies, and maintenance of research equipment. All expenditures associated with research and development are expensed as incurred.

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No advertising expense was recorded for the six months ended June 30, 2013 and 2012.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of June 30, 2013 and December 31, 2012.

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

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, deposits, trade and other payables, and bank borrowings, approximate their fair values due to the short-term maturity of such instruments.

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

Derivatives

From time to time the Company may utilize foreign currency forward contracts to reduce the impact of foreign currency exchange rate risk. Management considered that the foreign currency forwards could not meet the criteria for designated hedging instruments and hedged transactions to qualify for cash flow hedge or fair value hedge accounting. The currency forwards therefore are accounted for as derivatives, with fair value changes reported as gain (loss) of derivative instruments in the income statement. The fair value balance of the foreign currency derivatives assets was $133,225 and $255,508 as of June 30, 2013 and December 31, 2012, respectively.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

There were 612,500 options and warrants outstanding as of June 30, 2013 which were not included in the calculation of diluted earnings per share for the six months ended June 30, 2013 because of the net loss sustained for the period or for the three months ended June 30, 2013 because their exercise price would be above average market value.

There were 727,500 options and warrants outstanding as of June 30, 2012 which were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2012 because their exercise price would be above average market value.

Recently issued accounting pronouncements

As of August 12, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-01 through ASU 2013-11, which are not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Accounts receivable, net

As of June 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Accounts receivable	27,581,588	27,353,677
Less: allowance for doubtful debts	2,025,430	2,029,778

	25,556,158	25,323,899

The Company reversed bad debt expense of $3,965 during the six months ended June 30, 2013 and experienced bad debt expense of nil and $282,127 during the six months ended June 30, 2013 and 2012, respectively.

The Company wrote off accounts receivable of $1,348 and $91,295, respectively, in the six months ended June 30, 2013 and 2012.

The account receivable attributable to SZ Springpower, with a carrying amount of $10,497,137, was pledged as collateral for bank loans as of June 30, 2013.

4.	Prepayments

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Purchase deposits paid	2,483,707	1,120,911
Advance to staff	151,924	70,882
Other deposits and prepayments	1,196,717	1,261,523
Valued-added tax prepayment	801,375	770,479

	4,633,723	3,223,795

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

5.	Other receivables

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Deposit for land use right	511,764	507,592
Others	289,220	295,315

	800,984	802,907

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Inventories

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Raw materials	4,335,290	4,237,094
Work in progress	2,340,783	2,678,471
Finished goods	11,829,480	9,647,671
Packing materials	18,637	12,727
Consumables	273,231	143,844

	18,797,421	16,719,807

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to fair value for the difference with charges to cost of sales. $78,396 and $462,263 was written down for inventories in the six months ended June 30, 2013 and 2012, respectively.

7.	Property, plant and equipment, net

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Cost
Construction in progress	23,105,557	20,769,452
Furniture, fixtures and office equipment	3,132,082	3,066,411
Leasehold improvement	812,550	99,477
Machinery and equipment	17,061,481	15,807,695
Motor vehicles	1,370,476	1,316,717
Building	819,346	271,921
	46,301,492	41,331,673
Less: accumulated depreciation	8,835,234	7,869,304

	37,466,258	33,462,369

The Company recorded depreciation expenses of $1,101,403 and $931,714 for the six months ended June 30, 2013 and 2012, respectively, and $568,964 and $470,414 for the three months ended June 30, 2013 and 2012, respectively.

The capitalized interest recognized in construction in progress was $nil and $251,135 for the six months ended June 30, 2013 and 2012.

The real estate properties of the HuiZhou facilities were pledged as collateral for bank loans as of June 30, 2013. The carrying amount of the real properties was estimated to be $10,422,899. No property, plant and equipment were pledged as collateral for bank loans as of December 31, 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Land use rights, net

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Cost
Land located in Huizhou	3,474,325	3,446,001
Land located in Ganzhou	1,355,403	1,344,353
	4,829,728	4,790,354
Accumulated amortization	(418,320)	(367,006)

Net	4,411,408	4,423,348

As of June 30, 2013, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows

$
Remaining 2013	48,297
2014	96,595
2015	96,595
2016	96,595
2017	96,595
2018 and thereafter	3,976,731
4,411,408

The Company recorded amortization expenses of $47,890 and $42,830 for the six months ended June 30, 2013 and 2012, respectively, and $24,110 and $23,144 for the three months ended June 30, 2013 and 2012, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of June 30, 2013 and December 31, 2012.

9.	Intangible asset

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(325,000)	(300,000)

Net	675,000	700,000

The Company is amortizing the $1,000,000 cost of the Consumer Battery License agreement with Ovonic over a period of 20 years on the straight line basis over the estimated useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan.

Amortization expenses included in selling and distribution expenses were $25,000 for the six months ended June 30, 2013 and 2012, and $12,500 for the three months ended June 30, 2013 and 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Other payables and accrued liabilities

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Accrued expenses	3,199,702	3,197,899
Royalty payable	574,805	570,120
Sales deposits received	1,992,253	430,503
Other payables	494,055	287,396

	6,260,815	4,485,918

11.	Taxation

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

2) Income tax

United States

Highpower was incorporated in Delaware and is subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%. As Highpower does not conduct any business in the U.S. or Delaware, it is not subject to U.S. or Delaware state corporate income tax. No deferred U.S. taxes are recorded since all accumulated profits in the PRC will be permanently reinvested in the PRC.

Hong Kong

HKHTC, which is incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Taxation (continued)

The components of the provision for income taxes are:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	185,132	213,774	345,055	309,622
Deferred	(26,022)	149,167	(137,726)	106,644

Total	159,110	362,941	207,329	416,266

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
(Loss) income before tax	226,446	837,632	(363,751)	872,648

Provision for income taxes at applicable income tax rate	54,201	259,430	(102,420)	234,102
Effect of preferential tax rate	(12,524)	(109,868)	43,970	(173,445)
Non-deductible expenses	17,912	966	43,699	112,777
Change in valuation allowance	99,521	212,413	222,080	242,832

Effective enterprise income tax	159,110	362,941	207,329	416,266

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Tax loss carry-forward	2,384,431	2,025,888
Allowance for doubtful receivables	71,913	72,124
Allowance for inventory obsolescence	111,968	111,227
Fair value change of currency forwards	(19,984)	(11,372)
Difference for sales cut-off	63,840	49,364
Deferred Revenue	166,653	165,295
Total gross deferred tax assets	2,778,821	2,412,526
Valuation allowance	(1,871,227)	(1,649,572)

Total net deferred tax assets	907,594	762,954

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $20,079,201 and $26,397,200 as of June 30, 2013 and December 31, 2012, respectively.

13.	Short-term loans

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Short- term bank loans guaranteed and repayable within one year	27,636,005	20,478,604

As of June 30, 2013, the above bank borrowings were for working capital purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $3,092,149, real properties with a carrying amount of $10,422,899 and a trade receivable with a carrying amount of $10,497,137.

The loans were primarily obtained for general working capital. Carried interest rates range from 1.3% to 6.9% per annum.

14.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Shanghai Commercial & Savings Bank	8/29/2012	8/29/2013	2,600,000	850,000
Shanghai Commercial & Savings Bank	9/7/2012	9/6/2013	6,000,000	3,000,000
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,471,968	2,962,220
China Citic Bank	3/29/2013	3/29/2014	7,280,964	5,667,826
Ping An Bank Co., Ltd	12/7/2012	11/21/2013	22,651,889	19,140,846
Bank of China	1/25/2013	1/25/2014	3,235,984	22,005
Bank of China	1/10/2013	1/10/2014	11,325,944	1,298,018
Industrial and Commercial Bank of China (MACAU)LIMITED	3/14/2013	9/19/2013	3,000,000	-
China Everbright Bank	5/30/2013	5/29/2014	6,471,968	3,898,714
Total			69,038,717	32,839,629

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.	Lines of credit (continued)

	December 31, 2012
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	1/13/ 2012	1/12/2013	8,024,008	457,047
Wing Lung Bank Ltd.	3/29/2012	3/28/2013	2,600,000	-
Wing Lung Bank Ltd.	4/20/2012	4/19/2013	2,709,398	-
Shanghai Commercial & Savings Bank	7/31/2012	6/7/2013	4,000,000	-
Shanghai Commercial & Savings Bank	8/29/2012	8/29/2013	2,600,000	850,000
Shanghai Commercial & Savings Bank	9/7/2012	9/6/2013	6,000,000	3,000,000
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,419,206	2,321,345
Ping An Bank Co., Ltd	12/7/2012	11/21/2013	22,467,222	13,645,467
China Everbright Bank	8/1/2012	7/31/2013	8,024,008	8,024,008
China Resources Bank Of Zhuhai	4/28/2012	4/28/2013	6,419,206	6,419,206
Total			69,263,048	34,717,073

The lines of credits from Bank of China, Industrial and Commercial Bank of China, China Everbright Bank, Ping An Bank Co., Ltd and China Citic Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of June 30, 2013 and December 31, 2012, the Company was in compliance with all material covenants in its loan agreements.

15.	Long-term loans

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Long term loans from Bank of China	6,795,567	7,703,048
Less: current portion of long-term borrowings	1,941,590	1,925,762
Long- term bank loans, net of current portion	4,853,977	5,777,286

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.	Long-term loans (continued)

On January 13, 2012, the Company borrowed $7,954,437 (RMB50 million) from the Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is a five-year long-term loan, with an annual interest rate of 7.04%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of June 30, 2013. Interest expenses are to be paid quarterly.

The interest expenses were $282,224 and $185,705 for the six months ended June 30, 2013 and 2012, respectively, and $130,939 and $165,732 for the three months ended June 30, 2013 and 2012, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on each of September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
Remaining 2013	970,797
2014	1,941,590
2015	1,941,590
2016	1,941,590
6,795,567

16.	Share-based compensation expenses

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the "2008 Plan") was approved by the Company’s Board of Directors on October 30, 2008 and became effective upon the approval of the Company’s stockholders on December 11, 2008. The 2008 Plan has a ten year term. The 2008 Plan reserves two million shares of common stock for issuance, subject to adjustment in the event of a recapitalization in accordance with the terms of the 2008 Plan.

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price below or comparable to the fair market value on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of June 30, 2013, approximately 1,418,000 shares of our common stock remained available for issuance pursuant to awards (other than outstanding awards) under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Share-based compensation related to employees

	Number	Weighted Average Exercise	Remaining Contractual Term in
	of Shares	Price	Years

Outstanding, January 1, 2013	665,000	$2.81

Granted	-	$-
Exercised	-	$-
Forfeited	100,000	$1.15

Outstanding, June 30, 2013	565,000	$3.10	7.70

Exercisable, June 30, 2013	275,000	$3.24	7.66

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Share-based compensation related to employees (continued)

During the six months ended June 30, 2013, the Company did not grant any new options to employees. During the six months ended June, 2013, one employee resigned and options to purchase a total of 100,000 shares were forfeited in the accordance with the terms and conditions of the 2008 Plan.

The weighted-average fair value of options granted to employees for the six months ended June 30, 2012 was $0.74 per share as calculated using the Black Scholes pricing model, with the following weighted-average assumptions. No options were granted during the six months ended June 30, 2013.

	Six months ended
	June 30,
	2013	2012

Expected volatility	-	71.78%
Risk-free interest rate	-	1.09%
Expected term from grant date (in years)	-	6.25
Dividend rate	-	-
Forfeiture rate	-	9.78%

Fair value	-	$0.74

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Total share-based payment expenses

As of June 30, 2013 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $0.3 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.26 years.

In connection with the grant of stock options to employees and nonemployees, the Company recorded stock-based compensation charges of $45,671 and $0, respectively, for the three-month period ended June 30, 2013 and stock-based compensation charges of $51,831 and $261, respectively, for the three-month period ended June 30, 2012. The Company recorded stock-based compensation charges of $94,208 and $502, respectively, for the six-month period ended June 30, 2013 and stock-based compensation charges of $92,632 and $533, respectively, for the six-month period ended June 30, 2012.

Expected Term

The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. There have been no stock option exercises to date upon which to base an estimate of the expected term. The Company determined it appropriate to estimate the expected term using the "simplified" method as prescribed by the SEC in Staff Accounting Bulletin No. 107, or SAB 107, as amended by SAB 110. The simplified method determines an expected term based on the average of the weighted average vesting term and the contractual term of the option.

Expected Volatility

The expected volatilities used for the three and six month periods ended June 30, 2013 and 2012 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

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

Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants and shares. The dilutive effect of potential dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company excludes potential shares of common stock in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2013 and 2012, and the three months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income (loss) attributable to the Company	109,289	503,714	(499,591)	506,899

Denominator:
Weighted-average shares outstanding - Basic and diluted	13,582,106	13,582,106	13,582,106	13,582,106

Earnings (loss) per common share - Basic and diluted	0.01	0.04	(0.04)	0.04

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. 565,000 shares of common stock underlying stock options and 47,500 shares of common stock underlying warrants were not included in the fully diluted computation for the six months ended June 30, 2013 because of net loss sustained or for the three months ended June 30, 2013 because their excise price would be above average market value.

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

On December 16, 2009, a warrant holder exercised 5,000 shares of the warrants via a cashless exercise. The Company issued 2,510 shares of common stock upon the exercise of the warrants at no consideration. At June 30, 2013, warrants to purchase 47,500 shares of common stock were still outstanding.

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

The total amounts for such employee benefits, which were expensed as incurred, were $823,060 and $507,397 for the six months ended June 30, 2013 and 2012, respectively, and $452,729 and $281,355 for the three months ended June 30, 2013 and 2012, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2013 to 2016, with options to renew the leases. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2013 are as follows:

$
Remaining 2013	595,160
2014	986,825
2015	919,627
2016	864,225

3,365,837

Rent expenses for the six months ended June, 2013 and 2012 were $630,382 and $618,849 respectively, for the three months ended June, 2013 and 2012, rent expenses were $301,483 and $308,603, respectively.

Capital commitments and contingency

The Company had contracted capital commitments of $Nil and $791,934, for the construction of the Ganzhou plant as of June 30, 2013 and December 31, 2012, respectively.

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

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net revenue
China (including Hong Kong)	16,745,956	14,772,662	27,627,991	27,592,602
Asia, others	3,674,631	2,345,866	7,108,620	3,464,946
Europe	8,065,607	7,459,918	15,467,649	11,806,378
North America	2,355,550	4,719,437	4,775,500	7,016,240
South America	126,358	-	291,366	-
Africa	175,976	27,690	219,398	48,190
Others	33,538	52,109	86,464	52,109

	31,177,616	29,377,682	55,576,988	49,980,465

	June 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Accounts receivable
China (including Hong Kong)	16,768,440	15,575,555
Asia, others	2,071,529	2,435,129
Europe	6,170,287	5,537,976
North America	469,090	1,632,644
South America	49,724	97,097
Africa	27,088	35,164
Others	-	10,334

	25,556,158	25,323,899

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary, Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Icon Energy System Company Limited (“ICON”) and Huizhou Energy Technology (Huizhou) Co. (“HZ Highpower”), which has not yet commenced operations; SZ Highpower’s wholly-owned subsidiary, Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 60%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”); and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).

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

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower has not yet commenced business operations as of August 12, 2013. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC, which commenced operations in July 2011.

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. On February 8, 2012, GZ Highpower increased its registered capital from RMB2,000,000 ($293,574) to RMB30,000,000 ($4,853,976). SZ Highpower holds 60% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 40%. As of June 30, 2013, the paid-in capital was RMB30,000,000 ($4,853,976). SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

Income Taxes. The Company recognizes deferred asset and liability for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company’s reporting currency is the US$. Assets and liabilities of HKHTC and the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Net sales for the three months ended June 30, 2013 were $31.2 million compared to $29.4 million for the three months ended June 30, 2012, an increase of $1.8 million, or 6.1%. The increase was due to a $3.1 million increase in net sales of our lithium batteries (resulting from a 32.2% increase in the volume of batteries sold and a 0.5% increase in the average selling price of such batteries) and a $573,960 increase in revenue from our new materials business, which was partly offset by a $1.8 million decrease in net sales of our Ni-MH batteries (resulting from an 8.1% decrease in the number of Ni-MH battery units sold and a 1.3% decrease in the average selling price of such batteries). The decrease in the number of Ni-MH battery units sold in the three months ended June 30, 2013 was primarily attributable to decreased orders from existing customers.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $25.4 million for the three months ended June 30, 2013, as compared to $23.4 million for the comparable period in 2012. As a percentage of net sales, cost of sales increased to 81.6% for the three months ended June 30, 2013 compared to 79.5% for the comparable period in 2012. This increase was attributable to increases in labor costs from the comparable period in 2012.

Gross profit for the three months ended June 30, 2013 was $5.7 million, or 18.4% of net sales, compared to $6.0 million, or 20.5% of net sales for the comparable period in 2012. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product.  This decrease was attributable to increases in labor costs from the comparable period in 2012.

To cope with pressure on our gross margins we control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency. We also intend to expand our market share by investing in greater promotion of our products in regions such as the U.S., Russia, Europe and India, and by expanding our sales team with more experienced sales personnel. We have also begun production capacity expansion for our lithium batteries business as to take advantage of the strong demand for such products globally.

Research and development expenses were approximately $1.4 million, or 4.3% of net sales, for the three months ended June 30, 2013 as compared to approximately $1.2 million, or 4.2% of net sales, for the comparable period in 2012, an increase of 9.5%. The increase was due to the expansion of our workforce to expand our research and development and management functions.

Selling and distribution expenses were $1.4 million, or 4.5% of net sales, for the three months ended June 30, 2013 compared to $1.3 million, or 4.4% of net sales, for the comparable period in 2012, an increase of 8.6%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, such as participation in industry trade shows and international travel to promote and sell our products abroad.

General and administrative expenses were $2.6 million, or 8.4% of net sales, for the three months ended June 30, 2013, compared to $2.3 million, or 7.7% of net sales, for the comparable period in 2012. The increase was mainly due to the expansion of our workforce.

We experienced a loss of $180,010 and a gain of $153,360 on the exchange rate difference between the U.S. Dollar and the RMB, for the three months ended June 30, 2013 and 2012, respectively. The gain or loss in exchange rate difference was due to the depreciation or appreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of $112,335 in the three months ended June 30, 2013, which included a gain of $104,689 on settled currency forwards and a gain of $7,646 on unsettled currency forwards, as compared to a loss of $304,147 for the comparable period in 2012, which included a gain of $13,345 on settled currency forwards and a loss of $317,492 on unsettled currency forwards.

Interest expenses were $365,147 for the three months ended June 30, 2013, as compared to approximately $301,123 for the comparable period in 2012. The fluctuation was due to a $9,817 increase in interest expense related to an increase in bank borrowing, and a $54,207 decrease in capitalized interest expenses. The decrease in capitalized interest expenses was due to completion of the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $281,238 for the three months ended June 30, 2013, as compared to approximately $61,185 for the comparable period in 2012, an increase of $220,053. The increase was due to an increase in bank interest income.

During the three months ended June 30, 2013, we recorded a provision for income tax expense of $159,110 as compared to income tax expense of $362,941 for the comparable period in 2012. The decrease was due to the decrease in net income during the three months ended June 30, 2013.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2013 was $109,289, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $503,714 for the comparable period in 2012.

Six Months Ended June 30, 2013 and 2012

Net sales for the six months ended June 30, 2013 were $55.6 million compared to $50.0 million for the six months ended June 30, 2012, an increase $5.6 million, or 11.2%. The increase was due to a $6.9 million increase in net sales of our lithium batteries (resulting from a 53.3% increase in the volume of batteries sold partially offset by a 4.0% decrease in the average selling price of such batteries) and a $346,147 increase in revenue from our new materials business, which was partly offset by a $1.7 million decrease in net sales of our Ni-MH batteries (resulting from a 5.1% decrease in the average selling price of Ni-MH batteries, which was partially offset by a 0.3% increase in the number of Ni-MH battery units sold). The decrease the average selling price of Ni-MH units sold in the six months ended June 30, 2013 was primarily attributable to decrease of raw material price from the comparable period in 2012.

.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $45.1 million for the six months ended June 30, 2013, as compared to $40.3 million for the comparable period in 2012. As a percentage of net sales, cost of sales increased to 81.1% for the six months ended June 30, 2013 compared to 80.6% for the comparable period in 2012. This increase was attributable to increases in labor costs from the comparable period in 2012.

Gross profit for the six months ended June 30, 2013 was $10.5 million, or 18.9% of net sales, compared to $9.7 million, or 19.4% of net sales, for the comparable period in 2012. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product.  This decrease was attributable to increases in labor costs from the comparable period in 2012.

Research and development expenses were approximately $2.5 million, or 4.4% of net sales, for the six months ended June 30, 2013 as compared to approximately $2.1 million, or 4.2% of net sales, for the comparable period in 2012, an increase of 15.8%. The increase was due to the expansion of our workforce to expand our research and development and management functions.

Selling and distribution expenses were $2.8 million, or 5.0% of net sales, for the six months ended June 30, 2013 compared to $2.5 million, or 5.0% of net sales, for the comparable period in 2012, an increase of 12.4%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, such as participation in industry trade shows and international travel to promote and sell our products abroad.

General and administrative expenses were $5.4 million, or 9.8% of net sales, for the six months ended June 30, 2013, compared to $4.3 million, or 8.6% of net sales, for the comparable period in 2012. The increase was mainly due to the expansion of our workforce.

We experienced loss of $219,957 and gain of $122,030 on the exchange rate difference between the U.S. Dollar and the RMB for the six months ended June 30, 2013 and 2012, respectively. The gain or loss in exchange rate difference was due to the depreciation or appreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of approximately $222,283 in the six months ended June 30, 2013, which included a gain of $345,483 on settled currency forwards and a loss of $123,200 on unsettled currency forwards, as compared to a gain of $32,956 for the comparable period in 2012, which included a gain of $64,234 on settled currency forwards and a loss of $31,278 on unsettled currency forwards.

Interest expenses were $701,412 for the six months ended June 30, 2013, as compared to approximately $313,441 for the comparable period in 2012. The fluctuation was due to a $136,836 increase in interest expense related to an increase in bank borrowing, and a $251,135 decrease in capitalized interest expenses. The decrease in capitalized interest expenses was due to completion of the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $497,387 for the six months ended June 30, 2013, as compared to approximately $228,218 for the comparable period in 2012, an increase of $269,169. The increase was due to an increase in bank interest income.

During the six months ended June 30, 2013, we recorded a provision for income tax expense of $207,329 as compared to income tax expense of $416,266 for the comparable period in 2012. The decrease was due to the net loss during the six months ended June 30, 2013.

Net Loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2013 was $499,591 compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $506,899 for the comparable period in 2012.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 70% of our sales are made in U.S. Dollars. During the six months ended June 30, 2013, the exchange rate of the RMB to the U.S. Dollar appreciated 1.5% from the level at the end of December 31, 2012. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of June 30, 2013, the Company had a series of currency forwards totaling a notional amount of $6.0 million expiring from July 2013 to November 2013. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net gains of $222,283 and $32,956 attributable to these activities are included in “gain of derivative instruments” for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $2.7 million as of June 30, 2013, as compared to $6.6 million as of December 31, 2012. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of June 30, 2013, we had in place general banking facilities with six financial institutions aggregating $69.0 million. The maturity of these facilities is generally less than one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of June 30, 2013, we had utilized approximately $36.2 million under such general credit facilities and had available unused credit facilities of $32.8 million.

For the six months ended June 30, 2013, net cash provided by operating activities was approximately $0.2 million, as compared to $1.6 million for the comparable period in 2012. The net cash decrease of $1.4 million provided by operating activities is primarily attributable to, among other items, a decrease of $1.0 million in net income, a increase of $2.0 million in cash outflow from prepayment and a decrease of $4.3 million in cash inflow from accounts payable, which was significantly offset by a decrease of $4.9 million in cash outflow from accounts receivable, an decrease of $1.1million in cash outflow from notes receivable, a decrease of $1.0 million in cash outflow from inventories.

Net cash used in investing activities was $7.3 million for the six months ended June 30, 2013 compared to $9.8 million for the comparable period in 2012. The net decrease of $2.5 million of cash used in investing activities was primarily attributable to a decrease in cash outflow from acquisition of the land use right.

Net cash provided by financing activities was $2.9 million during the six months ended June 30, 2013, as compared to $8.3 million for the comparable period in 2012. The net decrease of $5.4 million in net cash provided by financing activities was primarily attributable to an increase of $7.3 million in repayment of short-term bank loans, an decrease of $7.9 million in proceeds from long-term bank loans, an increase of $1.0 million in repayment of long-term bank loans, an increase of $9.9 million in repayment of notes payable, a decrease of $0.9 million in proceeds from non-controlling interest, which was partly offset by an increase of $9.7 million in proceeds from short-term bank loans and an increase of $8.7 million in restricted cash, and a decrease of $2.9 million in repayment of letters of credit.

For the six months ended June 30, 2013 and 2012, our inventory turnover was 5.1 times and 3.3 times, respectively. The average days outstanding of our accounts receivable at June 30, 2013 was 82 days, as compared to 84 days at June 30, 2012. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $452,729 and $281,355 in the three months ended June 30, 2013 and 2012, respectively, and $823,060and $507,397 in the six months ended June 30, 2013 and 2012, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

The use of working capital is primarily for the maintenance of our accounts receivable and inventory. We provide our major customers with payment terms ranging from 10 to 90 days. Additionally, our production lead time is approximately 30 to 40days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials, work-in-process and finished goods inventory on hand to ensure timely delivery of our products to customers. We use two methods to support our working capital needs: (i) paying our suppliers under payment terms ranging from 30 to 120 days; and (ii) using short-term bank loans. Upon receiving payment for our accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient working capital.

Recent Accounting Pronouncements

The FASB issued ASU No. 2012-01 through ASU 2013-11, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Loan Agreement Between SZ Highpower and China Everbright Bank Co.,LTD, LongHua Branch

On May 28, 2013, SZ Highpower entered into a comprehensive credit line agreement effective as of May 30, 2013, with China Everbright Bank Co.,LTD, LongHua Branch, which provides for a revolving line of credit of up to RMB40,000,000,000 (US$6,471,968). SZ Highpower may withdraw the loan, in one lump sum or several times as needed, but must make a specific drawdown application on or before May 29, 2014, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan and SZ Springpower.

The following constitute events of default under the loan agreement: a significant monetary policy change in the PRC; a severe financial risks occurs or is likely to occur in SZ Highpower’s region; a significant change in SZ Highpower’s business market; SZ Highpower’s has experienced or will encounter major operational difficulties or risks; a significant change in SZ Highpower’s corporate structure, such as a merger, acquisition, reorganization, separation, amalgamation or termination, which the bank believes might affect its ability to collect on the loan; SZ Highpower’s refusal to accept the supervision and inspection about usage of funds and operating financial activities; SZ Highpower’s change in the use of the loan proceeds without the prior consent of the bank, or misappropriation of loans, or engagement in illegal or irregular transactions; SZ Highpower provides false information or withholds important financial facts; SZ Highpower transfer of assets, retrieval of capital or denial of indebtedness; SZ Highpower’s being considered a “group account” according to the “Commercial Bank Group Guidelines for Customer Credit Risk Management Business,” or other relevant laws and regulations through related party transactions; SZ Highpower’s violation of the contractual commitments stipulated in the agreement; the guarantor is in critical shortage of working capital or encounters a major operational difficulty, which negatively affects the guarantor’s ability to guaranty the loan; any pledged object is damaged or lost, which jeopardizes the security and rights of the bank; the emergence of any other circumstance that the bank determines may affect the bank’s ability to collect on the loan or harm the bank’s rights and benefits; SZ Highpower’s failure to perform any obligations in a specific business contract.

Upon the occurrence of an event of default, the bank may: adjust the maximum amount of the line of credit, any specific line of credit and the effective period for credit extension and/or cancel the comprehensive contract.

Loan Agreement Between SZ Highpower and Bank of China Buji Sub-branch

On May 7, 2013, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 (US$3,235,984) to be used by SZ Highpower to purchase raw materials. The term of the loan is twelve months from the first withdrawal date. The interest rate will float and adjusts every 6 months. Upon the first withdraw and during the first floating period, the interest rate will equal the one year benchmark lending rate promulgated by the People’s Bank of China, plus 10%. Upon each reset date, the interest rate will be adjusted to the one-year lending interest rate set by the People’s Bank of China, plus 10% on all outstanding loan amounts. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan, and SZ Springpower. The Company’s plant in Huizhou serves as collateral for this working capital loan.

The following constitute events of default under the loan agreement: SZ Highpower’s failure to comply with repayment obligations under the affiliated specific credit line contract; SZ Highpower’s failure to use borrowed funds according to the specified purposes; any statement made by SZ Highpower in the contract turns out to be untrue or in violation of any commitments in the affiliated specific credit line contract; SZ Highpower’s failure to provide an additional guarantor as required by the affiliated specific credit line contract; SZ Highpower’s experiencing significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; SZ Highpower’s breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; SZ Highpower’s termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; SZ Highpower’s involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of SZ Highpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Highpower’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of SZ Highpower or a guarantor after the bank’s annual review of SZ Highpower’s financial position and performance; SZ Highpower’s failure to provide the relevant documentation acceptable to Bank of China about the inflows and outflows of large-sum and abnormal capital in capital recovery account; or SZ Highpower’s being in violation of other rights and obligations under the affiliated specific credit line contract.

Upon the occurrence of an event of default, the bank may: request SZ Highpower or any guarantor to rectify the event of default within a specified time period; reduce, temporarily suspend or permanently terminate SZ Highpower’s credit limit in whole or in part; temporarily suspend or permanently terminate in part or in whole SZ Highpower’s application for specific credit line under the agreement; announce the immediate expiration of all the credit lines granted under the affiliated specific credit line contract as well as other contracts; terminate or release the contract, terminate or release in part or in whole any of the affiliated specific credit line contract as well as the other contracts executed between SZ Highpower and the bank; request compensation from SZ Highpower on the losses thereafter caused; hold SZ Highpower’s deposit account at the bank in custody for repayment of amounts due under the contract; exercise the real rights for security; request repayment from a guarantor; or take any other procedures deemed necessary by the bank.

The information set forth above is included herewith for the purpose of providing the disclosure required under Item 1.01 and Item 2.03 of Form 8-K. The preceding summaries of the comprehensive credit line agreement and the working capital loan contract are qualified in their entirety by reference to the complete text of the agreements, which are attached hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated by reference herein. You are urged to read the entire comprehensive credit line agreement and working capital loan agreement attached hereto.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

10.1	Comprehensive Credit Line Contract dated May 30, 2013 by and between China Everbright Bank Co.,LTD and Shenzhen Highpower Technology Company Limited and corresponding guarantee agreements (translated to English).
10.2	Working Capital Loan Agreement dated May 7, 2013 by and between Bank of China, Buji Sub-branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee agreements (translated to English).
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Highpower International, Inc.

Dated: August 12, 2013		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

