Form 10-Q
period 2013-09-30
Highpower International, Inc.
filed 2013-11-14
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

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

The registrant had 13,978,106 shares of common stock, par value $0.0001 per share, outstanding as of November 12, 2013.

HIGHPOWER INTERNATIONAL, INC.

 FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	6,434,581	6,627,334
Restricted cash	30,626,456	27,695,569
Accounts receivable, net	33,661,422	25,323,899
Notes receivable	1,457,766	392,242
Prepayments	5,638,324	3,223,795
Other receivables	824,268	802,907
Inventories	17,155,004	16,719,807
Total Current Assets	95,797,821	80,785,553

Property, plant and equipment, net	41,368,522	33,462,369
Land use right, net	4,415,120	4,423,348
Intangible asset, net	662,500	700,000
Deferred tax assets	851,011	762,954
Foreign currency derivatives assets	139,966	255,508

TOTAL ASSETS	143,234,940	120,389,732

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	32,832,593	27,509,195
Deferred revenue	670,846	661,178
Short-term loan	35,369,536	20,478,604
Notes payable	26,996,368	26,397,200
Other payables and accrued liabilities	6,823,875	4,485,918
Income taxes payable	1,235,975	1,180,469
Current portion of long-term loan	1,953,920	1,925,762

Total Current Liabilities	105,883,113	82,638,326

Long-term loan	4,396,320	5,777,286

TOTAL LIABILITIES	110,279,433	88,415,612

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS(CONTINUED)

(Stated in US Dollars except Number of Shares)

	September 30, 2013	December 31, 2012
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred Stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value : $0.0001, Authorized: 100,000,000 shares, 13,732,106 shares issued and outstanding at September 30, 2013 and 13,582,106 shares issued and outstanding at December 31, 2012)	1,373	1,358
Additional paid-in capital	5,765,277	6,035,230
Statutory and other reserves	2,790,484	2,790,484
Retained earnings	17,534,221	17,291,584
Accumulated other comprehensive income	5,566,695	5,049,864

Total equity for the Company’s stockholders	31,658,050	31,168,520

Non-controlling interest	1,297,457	805,600

TOTAL EQUITY	32,955,507	31,974,120

TOTAL LIABILITIES AND EQUITY	143,234,940	120,389,732

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars except Number of Shares)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	38,852,978	31,868,046	94,429,966	81,848,511
Cost of sales	(31,609,991)	(24,258,038)	(76,689,340)	(64,557,820)
Gross profit	7,242,987	7,610,008	17,740,626	17,290,691

Research and development expenses	(1,531,477)	(1,147,359)	(3,984,942)	(3,265,290)
Selling and distribution expenses	(1,598,397)	(1,423,372)	(4,386,375)	(3,904,771)
General and administrative expenses, including share-based compensation	(2,957,467)	(4,035,269)	(8,375,713)	(8,313,737)
Loss on exchange rate difference	(154,453)	(200,488)	(374,410)	(78,458)
Gain on derivative instruments	45,033	207,576	267,316	240,532
Total operating expenses	(6,196,761)	(6,598,912)	(16,854,124)	(15,321,724)

Income from operations	1,046,226	1,011,096	886,502	1,968,967

Other income	479,288	176,265	976,673	404,483
Interest expenses	(444,706)	(63,935)	(1,146,118)	(377,376)

Income before taxes	1,080,808	1,123,426	717,057	1,996,074

Income taxes expenses	(372,023)	(526,947)	(579,352)	(943,213)
Net income	708,785	596,479	137,705	1,052,861

Less: net loss attributable to non-controlling interest	(33,443)	(47,883)	(104,932)	(98,400)
Net income attributable to the Company	742,228	644,362	242,637	1,151,261

Comprehensive income
Net income	708,785	596,479	137,705	1,052,861
Foreign currency translation gain	232,201	381,765	531,143	225,870
Comprehensive income	940,986	978,244	668,848	1,278,731

Less: comprehensive loss attributable to non-controlling interest	(25,145)	(38,561)	(90,620)	(107,010)
Comprehensive income attributable to the Company	966,131	1,016,805	759,468	1,385,741

Earnings per share of common stock attributable to the Company
- Basic and diluted	0.05	0.05	0.02	0.08

Weighted average number of common shares outstanding
- Basic and diluted	13,657,930	13,582,106	13,607,474	13,582,106

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Nine months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	137,705	1,052,861
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,832,596	1,668,979
Allowance for doubtful accounts	(3,643)	1,156,434
Loss on disposal of property, plant and equipment	108,652	55,000
Loss (income) on derivative instruments	117,966	(97,029)
Deferred income tax	(76,813)	225,862
Share based payment	159,352	145,459
Changes in operating assets and liabilities
Accounts receivable	(7,918,758)	(3,904,228)
Notes receivable	(1,048,133)	(722,104)
Prepayments	(2,191,905)	629,689
Other receivable	(9,515)	231,388
Inventories	(188,974)	(3,385,965)
Accounts payable	7,255,970	5,412,400
Deferred revenue	-	650,951
Other payables and accrued liabilities	2,251,556	(1,602,391)
Income taxes payable	37,821	459,052
Net cash flows provided by operating activities	463,877	1,976,358

Cash flows from investing activities
Acquisition of plant and equipment	(11,905,424)	(9,626,668)
Acquisition of land use right	-	(1,323,559)
Net cash flows used in investing activities	(11,905,424)	(10,950,227)

Cash flows from financing activities
Proceeds from short-term bank loans	30,408,328	9,866,422
Repayment of short-term bank loans	(15,748,524)	(3,772,049)
Proceeds from long-term bank loans	-	7,899,893
Repayment of long-term bank loans	(1,449,322)	-
Proceeds from notes payable	32,308,322	33,555,477
Repayment of notes payable	(32,097,470)	(27,278,534)
Repayment of letter of credit	-	(2,880,000)
Capital contribution from non-controlling interest	-	947,987
Increase in restricted cash	(2,540,084)	(9,495,213)
Net cash flows provided by financing activities	10,881,250	8,843,983
Effect of foreign currency translation on cash and cash equivalents	367,544	455,068
Net increase (decrease) in cash and cash equivalents	(192,753)	325,182
Cash and cash equivalents - beginning of period	6,627,334	5,175,623
Cash and cash equivalents - end of period	6,434,581	5,500,805

Supplemental disclosures for cash flow information :
Cash paid for :
Income taxes	618,344	258,300
Interest expenses	1,146,118	917,662
Non-cash transactions
Accounts payable for construction in progress	1,408,336	2,285,517

See notes to consolidated financial statements

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

On March 8, 2012, the Company invested RMB5,000,000 ($791,377) in HZ HTC, which is a wholly-owned subsidiary of SZ Highpower.

On September 14, 2012, SZ Springpower increased its registered capital from $1,000,000 to $3,330,000. SZ Highpower paid the increased capital. As of September 30, 2013, SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%.

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

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2013, its consolidated results of operations and cash flows for the nine month periods ended September 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During the nine months ended September 30, 2013 and 2012, there was one customer, Energizer Holdings, Inc., that accounted for 10% or more of total net sales. The percentages of total net sales to Energizer Holdings, Inc. in the nine months ended September 30, 2013 and 2012 were 11.3% and 16.1%, respectively.

One of the Company’s third-party customers accounted for 10% or more of total accounts receivable. The top third-party customer accounted for 9.8% of the accounts receivable as of September 30, 2013 and 16% of the accounts receivable as of December 31, 2012.

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

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No advertising expense was recorded for the nine months ended September 30, 2013 and 2012.

Share-Based Compensation

The Company recognizes compensation expense associated with the issuance of equity instruments to employees for their services. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model and is expensed in the financial statements over the vesting period. The input assumptions used in determining fair value are the expected life, expected volatility, risk-free rate and the dividend yield.

Share-based compensation associated with the issuance of equity instruments to non-employees is measured with the fair value of the equity instrument issued or committed to be issued, as this is more reliable than the fair value of the services received. The fair value is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of September 30, 2013 and December 31, 2012.

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

Derivatives

From time to time the Company may utilize foreign currency forward contracts to reduce the impact of foreign currency exchange rate risk. Management considered that the foreign currency forwards did not meet the criteria for designated hedging instruments and hedged transactions to qualify for cash flow hedge or fair value hedge accounting. The currency forwards therefore are accounted for as derivatives, with fair value changes reported as gain (loss) of derivative instruments in the income statement. The fair value balance of the foreign currency derivatives assets was $139,966 and $255,508 as of September 30, 2013 and December 31, 2012, respectively.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

There were 565,000 and 727,500 options and warrants outstanding as of September 30, 2013 and 2012, respectively, which were not included in the calculation of diluted earnings per share for the periods ended September 30, 2013 and 2012 because their exercise price would be above average market value.

Recently issued accounting pronouncements

As of November 14, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-01 through ASU 2013-11, which are not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Accounts receivable, net

As of September 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Accounts receivable	35,689,291	27,353,677
Less: allowance for doubtful debts	2,027,869	2,029,778

	33,661,422	25,323,899

The Company reversed bad debt expenses of $3,643 during the nine months ended September 30, 2013 and experienced bad debt expense of $1,156,434 during the nine months ended September 30, 2012.

The Company wrote off accounts receivable of $1,713 and $102,353, respectively, in the nine months ended September 30, 2013 and 2012.

The account receivable attributable to SZ Springpower, with a carrying amount of $13,938,117, was pledged as collateral for bank loans as of September 30, 2013.

4.	Prepayments

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Purchase deposits paid	3,150,290	1,120,911
Advance to staff	173,688	70,882
Other deposits and prepayments	1,322,394	1,261,523
Valued-added tax prepayment	991,952	770,479

	5,638,324	3,223,795

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

5.	Other receivables

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Deposit for land use right	515,014	507,592
Others	309,254	295,315

	824,268	802,907

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Inventories

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Raw materials	4,419,967	4,237,094
Work in progress	1,975,098	2,678,471
Finished goods	10,403,389	9,647,671
Packing materials	20,379	12,727
Consumables	336,171	143,844

	17,155,004	16,719,807

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to fair value. $138,213 and $431,470 was written down for inventories in the nine months ended September 30, 2013 and 2012, respectively.

7.	Property, plant and equipment, net

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Cost
Construction in progress	26,715,438	20,769,452
Furniture, fixtures and office equipment	3,200,418	3,066,411
Leasehold improvement	850,424	99,477
Machinery and equipment	17,879,541	15,807,695
Motor vehicles	1,378,875	1,316,717
Building	824,549	271,921
	50,849,245	41,331,673
Less: accumulated depreciation	9,480,723	7,869,304

	41,368,522	33,462,369

The Company recorded depreciation expenses of $1,722,992 and $1,565,147 for the nine months ended September 30, 2013 and 2012, respectively, and $621,589 and $633,433 for the three months ended September 30, 2013 and 2012, respectively.

The capitalized interest recognized in construction in progress was $nil and $1,038,284 for the nine months ended September 30, 2013 and 2012, respectively.

The real estate properties comprising the HuiZhou facilities were pledged as collateral for bank loans as of September 30, 2013. The carrying amount of the real property was estimated to be $10,812,562. No property, plant and equipment was pledged as collateral for bank loans as of December 31, 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Land use rights, net

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Cost
Land located in Huizhou	3,496,388	3,446,001
Land located in Ganzhou	1,364,010	1,344,353
	4,860,398	4,790,354
Accumulated amortization	(445,278)	(367,006)

Net	4,415,120	4,423,348

As of September 30, 2013, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows

$
Remaining 2013	24,302
2014	97,208
2015	97,208
2016	97,208
2017	97,208
2018 and thereafter	4,001,986
4,415,120

The Company recorded amortization expenses of $72,104 and $66,332 for the nine months ended September 30, 2013 and 2012, respectively, and $24,214 and $23,502 for the three months ended September 30, 2013 and 2012, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of September 30, 2013 and December 31, 2012.

9.	Intangible asset

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(337,500)	(300,000)

Net	662,500	700,000

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

As of September 30, 2013, the Company had an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in selling and distribution expenses were $37,500 for the nine months ended September 30, 2013 and 2012, and $12,500 for the three months ended September 30, 2013 and 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Other payables and accrued liabilities

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Accrued expenses	3,674,365	3,197,899
Royalty payable	578,455	570,120
Sales deposits received	1,560,732	430,503
Other payables	1,010,323	287,396

	6,823,875	4,485,918

11.	Taxation

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Taxation (continued)

The components of the provision for income taxes are:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	311,110	407,729	656,165	717,351
Deferred	60,913	119,218	(76,813)	225,862

Total	372,023	526,947	579,352	943,213

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	1,080,808	1,123,426	717,057	1,996,074

Provision for income taxes at applicable income tax rate	271,265	332,408	168,845	566,510
Effect of preferential tax rate	(32,272)	(128,418)	11,698	(301,863)
Non-deductible expenses	22,092	63,798	65,791	176,575
Change in valuation allowance	110,938	259,159	333,018	501,991

Effective enterprise income tax	372,023	526,947	579,352	943,213

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Tax loss carry-forward	2,413,161	2,025,888
Allowance for doubtful receivables	72,366	72,124
Allowance for inventory obsolescence	147,922	111,227
Fair value change of currency forwards	(20,995)	(11,372)
Difference for sales cut-off	53,254	49,364
Deferred Revenue	167,711	165,295
Total gross deferred tax assets	2,833,419	2,412,526
Valuation allowance	(1,982,408)	(1,649,572)

Total net deferred tax assets	851,011	762,954

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $26,996,368 and $26,397,200 as of September 30, 2013 and December 31, 2012, respectively.

13.	Short-term loans

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$

Short- term bank loans guaranteed and repayable within one year	35,369,536	20,478,604

As of September 30, 2013, the above bank borrowings were for working capital purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $3,094,303, real properties with a carrying amount of $10,812,562 and a trade receivable with a carrying amount of $13,938,117.

The loans were primarily obtained for general working capital. Carried interest rates range from 1.3% to 7.2% per annum.

14.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,513,066	1,791,093
China Citic Bank	3/29/2013	3/29/2014	7,327,200	5,703,818
Ping An Bank Co., Ltd	12/7/2012	11/21/2013	22,795,734	17,992,347
Bank of China	1/25/2013	1/25/2014	3,663,600	221,444
Bank of China	1/10/2013	1/10/2014	12,619,067	79,258
China Everbright Bank	5/30/2013	5/29/2014	6,513,067	8,793
China Everbright Bank	9/4/2013	9/3/2014	1,139,787	-
Industrial Bank Co., LTD	7/24/2013	7/24/2014	8,141,334	6,513,067
Jiang Su Bank Co., LTD	6/21/2013	6/20/2014	4,884,800	-
Shanghai Commercial & Saving Bank	8/29/2013	8/29/2014	3,000,000	1,250,000
Industrial and Commercial Bank of China (MACAU) LIMITED	7/29/2013	1/29/2013	7,092,912	3,084,127

Total			83,690,567	36,643,947

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.	Lines of credit (continued)

	December 31, 2012
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	1/13/ 2012	1/12/2013	8,024,008	457,047
Wing Lung Bank Ltd.	3/29/2012	3/28/2013	2,600,000	-
Wing Lung Bank Ltd.	4/20/2012	4/19/2013	2,709,398	-
Shanghai Commercial & Savings Bank	7/31/2012	6/7/2013	4,000,000	-
Shanghai Commercial & Savings Bank	8/29/2012	8/29/2013	2,600,000	850,000
Shanghai Commercial & Savings Bank	9/7/2012	9/6/2013	6,000,000	3,000,000
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,419,206	2,321,345
Ping An Bank Co., Ltd	12/7/2012	11/21/2013	22,467,222	13,645,467
China Everbright Bank	8/1/2012	7/31/2013	8,024,008	8,024,008
China Resources Bank Of Zhuhai	4/28/2012	4/28/2013	6,419,206	6,419,206
Total			69,263,048	34,717,073

The lines of credits from Bank of China, Industrial and Commercial Bank of China, China Everbright Bank, Ping An Bank Co., Ltd and China Citic Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of September 30, 2013 and December 31, 2012, the Company was in compliance with all material covenants in its loan agreements.

15.	Long-term loans

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Long term loans from Bank of China	6,350,240	7,703,048
Less: current portion of long-term borrowings	1,953,920	1,925,762
Long- term bank loans, net of current portion	4,396,320	5,777,286

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.	Long-term loans (continued)

On January 13, 2012, the Company borrowed $7,954,437 (RMB50 million) from the Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is a five-year long-term loan, with an annual interest rate of 7.04%,which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of September 30, 2013. Interest expenses are to be paid quarterly.

The interest expenses were $404,965 and $318,424 for the nine months ended September 30, 2013 and 2012, respectively, and $122,741 and $149,637 for the three months ended September 30, 2013 and 2012, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on each of September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
Remaining 2013	488,480
2014	1,953,920
2015	1,953,920
2016	1,953,920
6,350,240

16.	Share-based compensation expenses

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the "2008 Plan") was approved by the Company’s Board of Directors on October 29, 2008 to be effective as such date, subject to approval of the Company’s stockholders which occurred on December 11, 2008. The 2008 Plan has a ten year term. The 2008 Plan reserves two million shares of common stock for issuance, subject to adjustment in the event of a recapitalization in accordance with the terms of the 2008 Plan.

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price greater to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of September 30, 2013, approximately 1,268,000 shares of our common stock remained available for issuance pursuant to awards (other than outstanding awards) under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Share-based compensation related to employees

	Number	Weighted Average Exercise	Remaining Contractual Term in
	of Shares	Price	Years

Outstanding, January 1, 2013	665,000	$2.81

Granted	-	$-
Exercised	-	$-
Forfeited	100,000	$1.15

Outstanding, September 30, 2013	565,000	$3.10	7.45

Exercisable, September 30, 2013	275,000	$3.24	7.40

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses (continued)

Share-based compensation related to employees (continued)

During the nine months ended September 30, 2013, the Company did not grant any new options to employees. During the nine months ended September 30, 2013, one employee resigned and options to purchase a total of 100,000 shares were forfeited in the accordance with the terms and conditions of the 2008 Plan.

The weighted-average fair value of options granted to employees for the nine months ended September 30, 2012 was $0.74 per share as calculated using the Black Scholes pricing model, with the following weighted-average assumptions. No options were granted during the nine months ended September 30, 2013.

	Nine months ended
	September 30,
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

Expected Volatility

The expected volatilities used for the three and nine month periods ended September 30, 2013 and 2012 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Share-based compensation expenses(continued)

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

Forfeitures

The Company estimates forfeitures at the time of grant and revises the estimates in subsequent periods if actual forfeitures differ from what was estimated. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods. The Company records share-based compensation expense only for those awards that are expected to vest.

Share-based compensation related to non-employees

On July 15, 2013, the Company entered into an agreement with a consulting firm. In return for the consulting firm’s financial advisory service in the coming two years, the Company issued an aggregate of 150,000 shares of the Company’s common stock to the consulting firm on August 15, 2013. The shares were fully vested upon issuance. The fair value of the shares was $171,000 which was based on the closing market price of the Company’s common stock on August 15, 2013. The share-based compensation would be amortized during a two year period.

Pursuant to the above agreement, the Company would also issue another 150,000 shares of the Company’s common stock to the consulting firm after a specific financing target is completed. Neither were the shares issued nor was the consulting firm’s performance completed as of September 30, 2013. However, the consulting firm was considered to have a performance commitment as of July 15, 2013 because of sufficiently large disincentives for nonperformance. Hence, July 15, 2013 was considered to be the measurement date of the shares. The fair value of the shares was zero which was the lowest aggregate amount in the case of failure to accomplish the specific financing target.

Pursuant to the above agreement, the Company would issue to the consulting firm five year warrants to purchase 200,000 shares of the Company’s common stock within 180 days upon execution of the agreement in return for the financial advisory service in the coming two years. Neither were the warrants issued nor was the consulting firm’s performance completed as of September 30, 2013. Besides, the consulting firm was considered to have no performance commitment because no specific target is the prerequisite of the warrants. Hence, no share-based compensation for the warrants was recognized as of September 30, 2013.

Total share-based payment expenses

As of September 30, 2013 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $0.3 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.01 years.

In connection with the grant of stock options to employees and nonemployees, and the issuance of fully vested shares to nonemployees, the Company recorded share-based compensation charges of $46,830, $nil, and $17,813 respectively, for the three-month period ended September 30, 2013 and share-based compensation charges of $52,030,$266 and nil, respectively, for the three-month period ended September 30, 2012. The Company recorded share-based compensation charges of $141,037, $502 and $17,813, respectively, for the nine-month period ended September 30, 2013 and share-based compensation charges of $144,661, $798 and $nil, respectively, for the nine-month period ended September 30, 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Earnings per share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants. The dilutive effect of potential dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company excludes potential shares of common stock in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2013 and 2012, and the three months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	742,228	644,362	242,637	1,151,261

Denominator:
Weighted-average shares outstanding
- Basic and diluted	13,657,930	13,582,106	13,607,474	13,582,106

Earnings per common share
- Basic and diluted	0.05	0.05	0.02	0.08

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. 565,000 shares of common stock underlying stock options were not included in the fully diluted computation for the periods ended September 30, 2013 because their excise price would be above average market value.

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

The total amounts for such employee benefits, which were expensed as incurred, were $1,257,546 and $784,845 for the nine months ended September 30, 2013 and 2012, respectively, and $434,486 and $277,448 for the three months ended September 30, 2013 and 2012, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2013 to 2016, with options to renew the leases. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2013 are as follows:

Remaining 2013	$364,416
2014	1,431,466
2015	1,364,058
2016	1,308,448

$4,468,388

Rent expenses for the nine months ended September 30, 2013 and 2012 were $992,054 and $928,351 respectively, for the three months ended September 30, 2013 and 2012, rent expenses were $361,672 and $309,502, respectively.

Capital commitments and contingency

The Company had contracted capital commitments of $Nil and $791,934, for the construction of the Ganzhou plant as of September 30, 2013 and December 31, 2012, respectively.

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

All long-lived assets of the Company are located in the PRC. Geographic information about the revenues and accounts based on the location of the Company’s customers is set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net revenue
China (including Hong Kong)	25,308,214	15,898,377	52,936,205	43,490,979
Asia, others	3,975,389	4,814,794	11,084,009	8,279,740
Europe	6,999,347	6,975,938	22,466,996	18,782,316
North America	2,406,305	3,830,007	7,181,805	10,846,247
South America	90,849	106,759	382,215	106,759
Africa	28,877	104,409	248,275	152,599
Others	43,997	137,762	130,461	189,871

	38,852,978	31,868,046	94,429,966	81,848,511

	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Accounts receivable
China (including Hong Kong)	20,584,987	15,575,555
Asia, others	2,507,877	2,435,129
Europe	10,255,488	5,537,976
North America	270,327	1,632,644
South America	7,272	97,097
Africa	5,624	35,164
Others	29,847	10,334

	33,661,422	25,323,899

21.	Subsequent events

On October 8, 2013, the Company granted a total of 246,000 shares of restricted stocks to five board members under the 2008 Plan.

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

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower has not yet commenced business operations as of November 12, 2013. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC, which commenced operations in July 2011.

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. On February 8, 2012, GZ Highpower increased its registered capital from RMB2,000,000 ($293,574) to RMB30,000,000 ($4,853,976). SZ Highpower holds 60% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 40%. As of September 30, 2013, the paid-in capital was RMB30,000,000($4,853,976). SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

Net sales for the three months ended September 30, 2013 were $38.9 million compared to $31.9 million for the three months ended September 30, 2012, an increase of $7.0 million, or 21.9%. The increase was due to a $3.6 million increase in net sales of our lithium batteries (resulting from a 39.0% increase in the volume of batteries sold, which was partly offset a 5.2% decrease in the average selling price of such batteries) and a $3.4 million increase in net sales of our Ni-MH batteries (resulting from a 29.2% increase in the number of Ni-MH battery units sold which was partly offset a 9.3% decrease in the average selling price of such batteries), which was partly offset by a $28,129 decrease in revenue from our new material business. The increase in the number of Ni-MH battery units sold in the three months ended September 30, 2013 was primarily attributable to increased orders from our new customers and the increase in the volume of lithium batteries sold in the three months ended September 30, 2013 was primarily attributable increased orders from existing customers due to the growth in global demand for lithium batteries.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $31.6 million for the three months ended September 30, 2013, as compared to $24.3 million for the comparable period in 2012. As a percentage of net sales, cost of sales increased to 81.4% for the three months ended September 30, 2013 compared to 76.1% for the comparable period in 2012. This increase was attributable to increases in labor cost.

Gross profit for the three months ended September 30, 2013 was $7.2 million, or 18.6% of net sales, compared to $7.6 million, or 23.9% of net sales for the comparable period in 2012. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product.  This decrease was attributable to decreases in the average selling price of batteries and increases in labor cost.

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

Research and development expenses were approximately $1.5 million, or 3.9% of net sales, for the three months ended September 30, 2013 as compared to approximately $1.1 million, or 3.6% of net sales, for the comparable period in 2012, an increase of 33.5%. The increase was due to the expansion of our workforce to expand our research and development and management functions.

Selling and distribution expenses were $1.6 million, or 4.1% of net sales, for the three months ended September 30, 2013 compared to $1.4 million, or 4.5% of net sales, for the comparable period in 2012, an increase of 12.3%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, including participation in industry trade shows and international travel to promote and sell our products abroad.

General and administrative expenses were $3.0 million, or 7.6% of net sales, for the three months ended September 30, 2013, compared to $4.0 million, or 12.7% of net sales, for the comparable period in 2012. The primary reason for the decrease was due to decreased bad debt expenses for the three months ended September 30, 2013.

We experienced a loss of $154,453 and $200,488 on the exchange rate difference between the U.S. Dollar and the RMB, for the three months ended September 30, 2013 and 2012, respectively. The loss in exchange rate difference was due to the appreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of $45,033 in the three months ended September 30, 2013,which included a gain of $39,025 on settled currency forwards and a gain of $6,008 on unsettled currency forwards, as compared to a gain of $207,576 for the comparable period in 2012, which included a gain of $77,752 on settled currency forwards and a gain of $129,824 on unsettled currency forwards.

Interest expenses were $444,706 for the three months ended September 30, 2013, as compared to approximately $63,935 for the comparable period in 2012. The fluctuation was due to a $91,620 increase in interest expense related to an increase in bank borrowing, and a $289,151 decrease in capitalized interest expenses. The decrease in capitalized interest expenses was due to completion of the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $479,288 for the three months ended September 30, 2013, as compared to approximately $176,265for the comparable period in 2012, an increase of $303,023. The increase was due to an increase in government grants and bank interest income.

During the three months ended September 30, 2013, we recorded a provision for income tax expense of $372,023 as compared to income tax expense of $526,947 for the comparable period in 2012. The decrease was due to the decrease in net income during the three months ended September 30, 2013.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2013 was $742,228, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $644,362 for the comparable period in 2012.

Nine Months Ended September 30, 2013 and 2012

Net sales for the nine months ended September 30, 2013 were $94.4 million compared to $81.8 million for the nine months ended September 30, 2012, an increase $12.6 million, or 15.4%. The increase was due to a $10.5 million increase in net sales of our lithium batteries (resulting from a 47.2% increase in the volume of batteries sold, which was partly offset a 4.6% decrease in the average selling price of such batteries) and a $1.7 million increase in net sales of our Ni-MH batteries (resulting from a 10.5% increase in the number of Ni-MH battery units sold which was partly offset a 6.6% decrease in the average selling price of such batteries) and a $318,018 increase in revenue from our new material business. The increase in the number of Ni-MH battery units sold in the nine months ended September 30, 2013 was primarily attributable to increased orders from our new customers and the increase in the volume of lithium batteries sold in the nine months ended September 30, 2013 was primarily attributable increased orders from existing customers due to the growth in global demand for lithium batteries

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $76.7 million for the nine months ended September 30, 2013, as compared to $64.6 million for the comparable period in 2012. As a percentage of net sales, cost of sales increased to 81.2% for the nine months ended September 30, 2013 compared to 78.9% for the comparable period in 2012. This increase was attributable to increases in labor cost.

Gross profit for the nine months ended September 30, 2013 was $17.7 million, or 18.8% of net sales, compared to $17.3 million, or 21.1% of net sales, for the comparable period in 2012. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product.  This decrease was attributable to increases in decreases in the average selling price of batteries and increases in labor cost.

Research and development expenses were approximately $4.0 million, or 4.2% of net sales, for the nine months ended September 30, 2013 as compared to approximately $3.3 million, or 4.0% of net sales, for the comparable period in 2012, an increase of 22.0%. The increase was due to the expansion of our workforce to expand our research and development and management functions.

Selling and distribution expenses were $4.4 million, or 4.6% of net sales, for the nine months ended September 30, 2013 compared to $3.9 million, or 4.8% of net sales, for the comparable period in 2012, an increase of 12.3%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, including participation in industry trade shows and international travel to promote and sell our products abroad.

General and administrative expenses were $8.4 million, or 8.9% of net sales, for the nine months ended September 30, 2013, compared to $8.3 million, or 10.2% of net sales, for the comparable period in 2012. The increase was mainly due to the increase of staff cost and offset by decreased bad debt expense.

We experienced loss of $374,410 and $78,458 on the exchange rate difference between the U.S. Dollar and the RMB for the nine months ended September 30, 2013 and 2012, respectively. The loss in exchange rate difference was due to the appreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of approximately $267,316 in the nine months ended September 30, 2013,which included a gain of $384,508 on settled currency forwards and a loss of $117,192 on unsettled currency forwards, as compared to a gain of $240,532 for the comparable period in 2012, which included a gain of $141,987 on settled currency forwards and a gain of $98,545 on unsettled currency forwards.

Interest expenses were $1,146,118 for the nine months ended September 30, 2013, as compared to approximately $377,376 for the comparable period in 2012. The fluctuation was due to a $228,456 increase in interest expense related to an increase in bank borrowing, and a $540,286 decrease in capitalized interest expenses. The decrease in capitalized interest expenses was due to completion of the construction of the Huizhou facilities. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $976,673 for the nine months ended September 30, 2013, as compared to approximately $404,483 for the comparable period in 2012, an increase of$572,190. The increase was mainly due to an increase of $ 263,595 in bank interest income and of $ 283,187 in government grants.

During the nine months ended September 30, 2013, we recorded a provision for income tax expense of $579,352 as compared to income tax expense of $943,213 for the comparable period in 2012. The decrease was due to the net income during the nine months ended September 30, 2013.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2013 was $242,637 compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $1,151,261 for the comparable period in 2012.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 70% of our sales are made in U.S. Dollars. During the nine months ended September 30, 2013, the exchange rate of the RMB to the U.S. Dollar appreciated 1.5% from the level at the end of December 31, 2012. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. There can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place in 2008 a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of September 30, 2013, the Company had a series of currency forwards totaling a notional amount of $7.0 million expiring from October 2013 to September 2014. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net gains of $267,316 and $240,532 attributable to these activities are included in “gain of derivative instruments” for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $6.4 million as of September 30, 2013, as compared to $6.6 million as of December 31, 2012. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of September 30, 2013, we had in place general banking facilities with eleven financial institutions aggregating $83.7 million. The maturity of these facilities is generally less than one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of September 30, 2013, we had utilized approximately $47.1 million under such general credit facilities and had available unused credit facilities of $36.6 million.

For the nine months ended September 30, 2013, net cash provided by operating activities was approximately $463,877, as compared to $2.0 million for the comparable period in 2012. The net cash decrease of $1.5 million provided by operating activities is primarily attributable to, among other items, a decrease of $915,156 in net income, an increase of $2.8 million in cash outflow from prepayment and a decrease of $4.0 million in cash inflow from accounts receivable, which was significantly offset by a decrease of $1.8 million in cash outflow from accounts payable, a decrease of $3.2 million in cash outflow from inventories, a decrease of $3.9 million in cash outflow from other payables and accrued liabilities.

Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2013 compared to $11.0 million for the comparable period in 2012. The net increase of $0.9 million of cash used in investing activities was primarily attributable to an increase in cash outflow from acquisition of plant and equipment and offset by decrease in cash outflow from acquisition of land.

Net cash provided by financing activities was $10.9 million during the nine months ended September 30, 2013, as compared to $8.8 million for the comparable period in 2012. The net increase of $2.1 million in net cash provided by financing activities was primarily attributable to an increase of $20.5 million in proceeds from short-term bank loans, a decrease of $2.9 million in repayment of letter of credit and a decrease of $7.0 million in restricted cash, which was partly offset by an increase of $12.0 million in repayment of short-term bank loans ,an increase of $4.8 million in repayment of notes payable, a decrease of $7.9 million in proceeds of long-term bank loans, an increase of $1.4 million in repayment of long-term bank loans and a decrease of $947,987 in proceeds from non-controlling interest.

For the nine months ended September 30, 2013 and 2012, our inventory turnover was 6.0 times and 4.2 times, respectively. The average days outstanding of our accounts receivable at September 30, 2013 was 84 days, as compared to 74 days at September 30, 2012. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $434,486 and $277,448 in the three months ended September 30, 2013 and 2012, respectively, and $1,257,546 and $784,845 in the nine months ended September 30, 2013 and 2012, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended(the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Loan Contract Between SZ Highpower and Bank of Jiangsu, Shenzhen Sub-branch

Loan Contract Between SZ Springpower and Bank of Jiangsu, Shenzhen Sub-branch

On June 21, 2013, each of SZ Highpower and SZ Springpower entered into comprehensive credit line contracts with the Bank of Jiangsu, Shenzhen Sub-branch. SZ Highpower’s loan agreement provides for a revolving line of credit of up to RMB20,000,000(US$3,256,533) and SZ Springpower’s loan agreement provides for a revolving line of credit of up to RMB10,000,000(US$1,628,267). Each borrower may withdraw its loan, from time to time as needed, but must make a specific drawdown application on or before June 20, 2014, after which time the bank may cancel all or part of the facilities. Each borrower must obtain the prior written consent of the bank for adjustment if needed. SZ Highpower’s loan is guaranteed by our Chief Executive Officer, Dang Yu Pan and SZ Springpower and SZ Springpower’s loan is guaranteed by Dang Yu Pan and ICON.

The following constitute events of default under the loan contracts: an adverse change in the borrower’s business market or a significant monetary policy change in the PRC; the occurrence of significant business difficulties or adverse changes on the financial conditions of the borrower; a termination of business, liquidation, restructuring, dissolution or bankruptcy by or of the borrower; the borrower’s involvement in significant litigation, arbitration or administrative penalties, or its involvement in any other significant default with other creditors; the borrower indicates directly or by its conduct that it will not perform its obligations under the contract or other contracts with the bank; the borrower’s providing of false materials or withholding of important financial or operational facts; the borrower’s failure to perform its obligations under the contract or the affiliated specific credit line contract executed in connection with specific drawdowns; the borrower’s violation of other contracts with the bank; the borrower’s transfer of assets, retrieval of capital, denial of indebtedness or other actions that may adversely affect the bank’s rights; the borrower’s involvement in illegal operations; the borrower’s change in corporate structure, such as a separation, merger, amalgamation, acquisition, reorganization; the borrower’s loss of commercial integrity; a change in the borrower’s controlling shareholder, or the occurrence of a major event to the borrower’s controlling shareholders, actual controllers, legal representative, or senior management staff, including, but not limited to, involvement in or the occurrence of illegal operations, litigation, arbitration, a deteriorated financial situation, bankruptcy or dissolution; the guarantor’s breach of the contract, or guarantee agreement or the occurrence of other situations that may negatively affect the guarantor’s ability to guaranty the loan; or any other circumstance affect or may affect the bank’s ability to collect on the loan.

Upon the occurrence of an event of default, the bank may: adjust the maximum amount of the line of credit and/or cancel the comprehensive contract, terminate the unused portion of the credit line.

Working Capital Loan Contract Between SZ Highpower and Bank of Jiangsu, Shenzhen Sub-branch

Working Capital Loan Contract Between SZ Springpower and Bank of Jiangsu, Shenzhen Sub-branch

On July 25, 2013, SZ Highpower entered into a working capital loan contract with Bank of Jiangsu, Shenzhen Sub-branch providing for an aggregate loan of RMB20,000,000 (US$3,256,533) to be used by SZ Highpower to purchase raw materials, with a term of one year. The agreement provides that if SZ Highpower did not withdraw the loan in one lump sum on July 25, 2013, the bank may cancel all or part of the facility and refuse to extend credit pursuant to the agreement thereafter. The interest rate on the loan is a floating rate equal the one-year benchmark lending rate promulgated by the People’s Bank of China, plus 20%. The interest rate will adjust every month. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan and SZ Springpower.

On September 26, 2013, SZ Springpower entered into a working capital loan contract with Bank of Jiangsu, Shenzhen Sub-branch providing for an aggregate loan of RMB10,000,000 (US$1,628,267) to be used by SZ Springpower to purchase raw materials, with a term of one year. The agreement provides that if SZ Springpower did not withdraw the loan in one lump sum on September 26, 2013,the bank may cancel all or part of the facility and refuse to extend credit pursuant to the agreement thereafter. The interest rate charged on the loan is 7.2% per annum. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan and ICON.

The following constitute events of default under each loan contract: the in accuracy of borrower’s representations and warranties under the agreement or the borrower’s failure to perform any of its obligations under the contract and related documents; the borrower’s failure to timely repay the principal, interest and other payables under the contract; a termination of business, liquidation, restructuring, dissolution and bankruptcy of the borrower; the borrower’s providing of false materials or withholding important financial or operational facts; the borrower’s experiencing a significant financial loss or a deteriorated financial situation which might affect the bank’s ability to collect on the loan; the borrower’s purposeful avoidance to bank debts; the borrower’s cancellation of or inability to implement the loan plan; the borrower’s use of false contracts signed with related parties to obtain capital or lines of credit from the bank or other banks; the borrower’s involvement in illegal operational activities; a change in the borrower’s corporate structure, such as a separation, merger, amalgamation, acquisition, or reorganization; the borrower’s violation of other contracts with the bank or any other third parties or involvement in litigation or arbitration regarding such contracts; the transfer of shares by the borrower’s controlling shareholders, or the occurrence of a major event to the borrower’s controlling shareholders, actual controllers, legal representatives, or senior management staff, including, but not limited to, involvement in or the occurrence of illegal operations, litigation, arbitration, administrative penalties, a deteriorated financial situation, bankruptcy or dissolution; the guarantor’s breach of the contract or the occurrence of any other situation that may negatively affect the guarantor’s ability to guaranty the loan; the occurrence of an event of default under other loan contracts or the guarantee contract with the bank; or any other circumstance affect or may affect the bank’s ability to collect on the loan.

Upon the occurrence of an event of default, the bank may request the borrower rectify the event of default within a specified time period; change the method of payment under the contract; stop providing the unused loan funds, terminate the unused portion of the credit line and announce the debt outstanding under the contract immediately due and payable; announce the immediate termination of all the principal and interest under other contracts with the bank, and take back the all the bank loans immediately; hold the borrower’s deposit account at the bank in custody for repayment of amounts due and other related fees under the contract; agree and give the bank authority to purchase foreign exchange to repay the principal and interest of foreign exchange loans; request repayment from a guarantor or dispose of the mortgaged property; take a legal action to collect the principal and interest, fees and other losses from the borrower by judicial procedure; or apply to the people’s court for forcible punishment if the contract be certified by a notary public which has legally granted the effectiveness of forcible execution.

Loan Contract Between SZ Highpower and Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch

On August 30, 2013, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch providing for a line of credit of up to RMB20,000,000 (US$3,256,533) to be used funds for production and management. The use of the loan proceeds may not be changed without the prior written consent of the bank. SZ Highpower may withdraw the loan from time to time as needed. The term of the loan will be 12 months from the date of the first drawdown. The interest rate is variable up to a maximum of 15% and will adjust every 6 months from the date of the first drawdown. The loan is guaranteed by SZ Springpower, HKHTC and our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default under the loan contract: SZ Highpower’s failure to timely repay the principal, interest and other payables under the contract; SZ Highpower’s failure to perform any obligations under the contract; the inaccuracy of any representations and warranties of SZ Highpower contained in the contract; any changes in guarantees provided in the loan that adversely affect the bank’s ability to collect from the guarantors and SZ Highpower is unable to provide alternate guarantors acceptable to the bank; SZ Highpower’s failure to pay off any of its other due debts or comply with its other obligations in the contract which may affect SZ Highpower’s performance of its obligations under the contract; a deterioration in the financial performance, profitability, debt repayment ability, operating capacity or cash flow of SZ Highpower, that may affect its ability to comply with the obligations under the contract; a change in SZ Highpower’s ownership structure or operations that are likely to affect its ability to comply with its obligations under the contract; SZ Highpower’s involvement or potential involvement in significant economic disputes, litigation, arbitration or asset seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that affect or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an change in any major individual investor or key management member of SZ Highpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Highpower’s performance of its obligations; SZ Highpower’s use of false contracts with related parties to obtain bank funds or credit or to evade bank debt; SZ Highpower’s bankruptcy, dissolution, liquidation, reorganization or cessation of business operations, or revocation, cancellation or voiding of its business permit; SZ Highpower’s breach of food safety, production safety, environmental protection and other environmental and social risk management related laws and regulations, regulatory requirements or industry standards, that are likely to affect its ability to comply with its obligations under the contract; SZ Highpower’s credit rating, profitability, asset-liability ratio, net cash flow of operations or other indicators do not meet the credit conditions of the bank; SZ Highpower, without the bank’s written contract, pledges, guarantees or provides assurance guarantees to other parties, which is likely to affect its ability to comply with its obligations under the contract; or any other adverse situation which may affect the bank’s ability to collect on the loan.

Upon the occurrence of an event of default, the bank may: request SZ Highpower rectify the event of default within a specified time period; cancel or terminate SZ Highpower’s the unused portion of the credit line and other financing arrangements in whole or in part; declare all amounts outstanding under the contract immediately due and payable; require SZ Highpower to compensate the bank for losses it incurs as a result of the event of default; or other measures permitted under applicable law or other necessary measures.

Loan Contracts Between SZ Springpower and Industrial Bank Co., Ltd., Shenzhen Sub-branch

On July 24, 2013, SZ Springpower entered into a comprehensive credit line contract with Industrial Bank Co., Ltd., Shenzhen Sub-branch, which provides for a revolving line of credit of up to RMB50,000,000 (US$8,141,334) (the “CCL Agreement”). Up to RMB20,000,000 (US$3,256,533) may be used for a working capital, up to RMB50,000,000 (US$8,141,334) may be used for bank acceptance and up to RMB50,000,000 (US$8,141,334) may be used for standby letter of credit, although the maximum amount that the company may have outstanding under the facility at any given time is RMB50 million. SZ Springpower may withdraw the loan, from time to time as needed, but must make a specific drawdown application on or before July 24, 2014, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by SZ Highpower, our Chief Executive Officer, Dang Yu Pan, and the accounts receivable of SZ Springpower.

Also on July 24, 2013, SZ Springpower entered into a working capital loan contract with Industrial Bank Co., Ltd., Shenzhen Sub-branch providing for a term loan of up to RMB10,000,000 (US$1,628,267) to be used as current funds for production and management (the “WC Loan Agreement”). The use of the loan proceeds may not be changed without the prior written consent of the bank. SZ Springpower may withdraw the loan in one lump sum on or before July 24, 2013, after which time the bank may cancel all or part of the facilities. The interest rate charged on the loans is 7.2% per annum. The loan is guaranteed by SZ Highpower, our Chief Executive Officer, Dang Yu Pan, and the accounts receivable of SZ Springpower.

The following constitute events of default under the loan contracts: any information provided by or representation or warranty made by SZ Springpower proves to have been untrue, inaccurate, incomplete or misleading; a deterioration or obvious weakening of SZ Highpower’s credit standing or ability to repay the loan; a cross default under certain agreements involving SZ Springpower or a guarantor, or their related parties; SZ Springpower’s violation of any obligations in an affiliated specific credit line contract; SZ Springpower’s failure to timely repay the principal, interest and fees under the contract and any specific contract; SZ Springpower’s suspension of payment, or failure or indication that it is unable to repay, the debt due; SZ Springpower’s termination of its business, liquidation, bankruptcy, dissolution, or revocation or cancellation of it business permit ; SZ Springpower’s involvement in a major business dispute or deteriorated financial situation; or the emergence of any other situation that endanger, damage, or may endanger, damage the bank’s rights and benefits. Under the WC Loan Agreement, each of the following also constitutes events of default: SZ Highpower’s failure to use the loan proceeds for the prescribed purposes without the prior written consent of the bank; SZ Highpower’s use of false contracts with related parties to obtain bank funds or credit; SZ Springpower’s refusal to accept the bank’s supervision and inspection of the use of credit funds, and operational and financial activities; the occurrence of a merger, split, acquisition, reorganization, equity transfer, increase in debt financing or any other major event involving SZ Highpower that the bank believes might affect the safety of the loans; SZ Springpower’s purposeful evasion of bank debts through related party transactions; and the devaluation of any pledged or mortgaged property.

Upon the occurrence of an event of default under the CCL Agreement, the bank may: temporarily suspend or permanently terminate SZ Springpower’s credit limit in whole or in part; announce the immediate expiration of all or part of the debts under the contract; terminate the contract and declare all amounts outstanding under the contract immediately due and payable; request overdue interest from SZ Springpower caused by the default; request penalty interest; or request compensation in full from SZ Springpower for the breach.

Upon the occurrence of an event of default under the WC Loan Agreement, the bank may terminate any unused loan and declare immediately due and payable any amounts due under the loan. The bank may give a grace period to the company to regain compliance with the loan.

Loan Contract Between SZ Springpower and China Everbright Bank Co., Ltd., LongHua Branch

On September 4, 2013, SZ Springpower entered into a comprehensive credit loan with Everbright Bank Co., Ltd., LongHua Branch providing for a revolving line of credit of up to RMB7,000,000 (US$1,139,787). SZ Springpower may withdraw the loan, in one lump sum or several times as needed, but must make a specific drawdown application on or before September 3, 2014, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan and SZ Highpower.

The following constitute events of default under the loan contract: a significant monetary policy change in the PRC; a severe financial risk occurs or is likely to occur in SZ Springpower’s location; a significant change in SZ Springpower’s business market; SZ Springpower has experienced or will encounter major operational difficulties or risks; a significant change in SZ Springpower’s corporate structure, such as a merger, acquisition, reorganization, separation, amalgamation or termination, which the bank believes might affect its ability to collect on the loan; SZ Springpower’s refusal to accept the bank’s supervision and inspection of the use of loan funds and SZ Springpower’s operational and financial activities; SZ Springpower’s change in the use of the loan proceeds without the prior consent of the bank, or misappropriation of loan funds, or engagement in illegal or irregular transactions; SZ Springpower’s providing of false information or withholding of important financial facts; SZ Springpower’s transfer of assets, retrieval of capital or denial of indebtedness; SZ Springpower’s being considered a “group account” according to the “Commercial Bank Group Guidelines for Customer Credit Risk Management Business,” or other relevant laws and regulations through related party transactions; SZ Springpower’s violation of the contractual commitments stipulated in the contract; a guarantor is in critical shortage of working capital or encounters a major operational difficulty, which negatively affects the guarantor’s ability to guaranty the loan; any pledged object is damaged or lost, which jeopardizes the security and rights of the bank; the emergence of any other circumstance that the bank determines may affect the bank’s ability to collect on the loan or harm the bank’s rights and benefits; SZ Springpower’s failure to perform any obligations in a specific business contract.

Upon the occurrence of an event of default, the bank may adjust the maximum amount of the line of credit, any specific line of credit and the effective period for credit extension and/or cancel the comprehensive contract.

Loan Contract Between SZ Springpower and China Everbright Bank Co., Ltd., LongHua Branch

On September 5, 2013, SZ Springpower entered into a working capital loan with Everbright Bank Co., Ltd., LongHua Branch providing for an aggregate loan of RMB7,000,000 (US$1,139,787). Springpower may withdraw the loan in one lump sum on or before September 4, 2014. The interest rate charged on the loans is 7.8% per annum. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan and SZ Highpower.

The following constitute events of default under the loan contract: SZ Springpower’s failure to repay the principal and interest timely under the contract; SZ Springpower’s failure to use the loan according to the specified purposes; SZ Springpower’s failure to repay the debt according to the specified method; SZ Springpower’s failure to comply with events promised; SZ Springpower’s breaking through the specified financial targets; SZ Springpower’s involvement in a significant cross-default; SZ Springpower’s providing false information or withholding of important financial facts, or refusal to accept the bank’s supervision and inspection of the use of the loan and the company’s operational and financial activities; any representation, warranty or promise of SZ Springpower or the guarantor in the contract, or those made by the guarantor in the relevant guarantee contract, proves to have been untrue or misleading; SZ Springpower or the guarantor violates another contract with the bank or any other third parties; a material deterioration of SZ Springpower’s or the guarantor’s operational or financial situation; a decrease in value in, or the loss or damage of, any pledged or mortgaged property; SZ Springpower’s or the guarantor’s failure to satisfy the bank with the repayment schedule or debt restructuring plan at the time of its merger, spin-off or joint-stock system reform; SZ Springpower’s or the guarantor’s bankruptcy, dissolution or termination, or revocation, cancellation or voiding of its business permit; SZ Springpower’s failure to notify the bank promptly of any major revision of its charter, any significant changes of its business operations, any major revision of its accounting principles, or any material changes in the financial, economic or other situation of SZ Springpower or of its subsidiaries or parent; SZ Springpower’s involvement in any litigation, arbitration or administrative proceedings that may affect its capacity to perform its obligations under the contract; SZ Highpower’s assets are is seized, frozen, or placed in receivership such that SZ Highpower’s capacity to perform its obligations under the contract are impaired; SZ Springpower’s being considered a “group customer” according to the “Commercial Bank Group Guidelines for Customer Credit Risk Management Business” through the use of false contracts with related parties to obtain bank funds or credit through discounting or pledging notes receivable and accounts receivable at the bank without actual trade background; SZ Springpower’s purposeful evasion of bank debts through related party transactions; SZ Springpower’s violation of other contractual commitments stipulated in the contract and failure to take any effective remedial actions; or the emergence of any other event or situation that may materially and adversely affect the bank’s rights and benefits.

Upon the occurrence of an event of default, the bank may: terminate the disbursement of loans under the contract; declare all amounts outstanding under loans immediately due and payable; change or require an additional guarantor or pledge; deduce amounts owed from SZ Springpower’s deposit account at the bank or any of the bank’s branches; exercise its rights under a guarantee contract ; or take any other measure deemed appropriate by the bank.

Loan Contract Between HKHTC and Industrial and Commercial Bank of China (Macau) Limited

On July 29, 2013, HKHTC entered into a working capital loan contract with Industrial and Commercial Bank of China (Macau) Limited (“ICBC Macau”) providing for a term loan of up to HKD55,000,000 (US$7,092,912), which is supplemental to the facility letter dated March 14, 2013. HKHTC may withdraw the loan, from time to time as needed, on or before January 29, 2014. The term loan is non-revolving. Prepayment of the full amount due under the facility is permitted upon 30 days’ notice to ICBC Macau and any amount repaid may not be re-borrowed without the prior written consent of the bank. The maturity date of the loan is the earlier of 12 months after the drawdown date of the loan or 2 months before the expiration of the commitment letter. All the principal and accrued interest is due upon the final maturity date, which is January 29, 2105. The interest rate charged on the loans is 1.6% per annum. The funds from the loan are prohibited from being transferred back to China Mainland territory directly or in directly through a third party, by ways of lending, equity investment or security investment. The loan is guaranteed by a commitment letter issued by Industrial and Commercial Bank of China Shenzhen Branch in favor of ICBC Macau.

At all times during the loan period, if the market value of RMB/HKD depreciated by 3%, compared with each loan drawdown date, ICBC Macau has the right to demand repayment to reduce the loan amount, or require the additional tangible security acceptable to the bank, so that the loan advance ratio is reduced to 95% or below.

Loan Contract Between HKHTC and Shanghai Commercial & Savings Bank Ltd., Hong Kong Branch

On August 26, 2013, HKHTC entered into a revolving short-term secured loan facility with Shanghai Commercial & Savings Bank Ltd., Hong Kong Branch providing for an aggregate loan of $3,000,000. HKHTC may withdraw the loan, from time to time as needed, on or before August 29, 2014, with giving notice to the bank no later than 2 business days. All the outstanding liabilities under the facility shall be repaid by the final maturity date. The interest rate charged on the loans is at 1.1% per annum above 1-month LIBOR or at a rate not to be less than our cost of funds. Interest is payable monthly commencing one month after the drawdown date or at the due date, whichever is earlier. The bank may, at any time in its absolute discretion, cancel or withdraw the facility and/or to demand immediate repayment or payment, as the case may be, of all amounts outstanding under the facility, whereupon the facility shall be cancelled or withdrawn.

The following constitute events of default under the loan facility: HKHTC fails to pay any amounts payable under the facility on its due date; HKHTC fails to perform any of its obligations under the contract; any representation or warranty of HKHTC in the loan facility is or proves to have been untrue or inaccurate in any material respect; HKHTC’s bankruptcy; any shareholder (being a company) commits an act to go into voluntary liquidation or reconstruction or amalgamation; or the occurrence of any situation which in the bank’s opinion may materially and adversely affect HKHTC’s ability to perform its obligations under the loan facility.

Upon the occurrence of an event of default, the bank may declare the amount of the facility outstanding, accrued interest and all other sums payable immediately due and payable.

The information set forth above is included herewith for the purpose of providing the disclosure required under Item 1.01 and Item 2.03 of Form 8-K. The preceding summaries of the above-referenced loan agreements are qualified in their entirety by reference to the complete text of the agreements, which are attached hereto as Exhibits 10.1-10.11 and are incorporated by reference herein. You are urged to read the entire text of the loan agreements attached hereto.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Maximum Amount Comprehensive Credit Line Contract dated June 21, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee contracts (translated to English).
10.2	Working Capital Loan Contract dated July 25, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Shenzhen Highpower Technology Company Limited (translated to English).
10.3	Working Capital Loan Contract dated August 30, 2013 by and between Industrial and Commercial Bank of China Limited and Shenzhen Highpower Technology Company Limited (translated to English).
10.4	Comprehensive Credit Line Contract dated July 24, 2013 by and between Industrial Bank Co., Ltd. and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English).
10.5	Working Capital Loan Contract dated July 24, 2013 by and between Industrial Bank Co., Ltd. and Springpower Technology (Shenzhen) Company Limited (translated to English).
10.6	Comprehensive Credit Line Contract dated September 4, 2013 by and between Bank of China Everbright Bank and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English).
10.7	Working Capital Loan Contract dated September 5, 2013 by and between Bank of China Everbright Bank and Springpower Technology (Shenzhen) Company Limited (translated to English).
10.8	Comprehensive Credit Line Contract dated June 21, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English).
10.9	Working Capital Loan Contract dated September 26, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English).
10.10	Working Capital Loan Contract dated July 29, 2013 by and between Industrial and Commercial Bank of China (Macau) Limited and Hong Kong Highpower Technology Company Limited.
10.11	Working Capital Loan Contract dated August 26, 2013 by and between Shanghai Commercial & Savings Bank Limited, Hong Kong Branch and Hong Kong Highpower Technology Company Limited.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
10.1	Maximum Amount Comprehensive Credit Line Contract dated June 21, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee contracts (translated to English).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Highpower International, Inc.

Dated: November 12, 2013		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

