Form 10-K
period 2013-12-31
Highpower International, Inc.
filed 2014-03-31
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 000-52103

HIGHPOWER INTERNATIONAL, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building A1, 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong People’s Republic of China	518111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 755-89686292

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of	Name of each exchange
Each Class	on which registered
Common Stock, $0.0001 par value	Nasdaq Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                                                                      Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2013(based on $1.16 per share, the price at which the registrant’s common stock was last sold on June 28, 2013) was approximately $8.7 million.

There were 13,978,106 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 28, 2014. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ.”

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

HIGHPOWER INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on our company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	A global economic downturn adversely affecting demand for our products;
•	The current safety issues of Lithium-ion batteries;
•	Our reliance on our major customers for a large portion of our net sales;

•	Our reliance on a limited number of suppliers for nickel, our principal raw material;

•	Our ability to develop and market new products;

•	Our ability to establish and maintain a strong brand;

•	Protection of our intellectual property rights;

•	The market acceptance of our products, including our line of Lithium-ion batteries;

•	The implementation of new projects;

•	Our ability to successfully manufacture and deliver our products in the time frame and amounts expected;

•	Exposure to product liability, safety, and defect claims;

•	Exposure to currency exchange risks during our product export;

•	Rising labor costs, volatile metal prices, and inflation;

•	Changes in the laws of the PRC that affect our operations;

•	Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;

•	Development of an active trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•	The other factors referenced in this Form 10-K, including, without limitation, under the sections entitled “Risk Factors,” “Financial Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

With respect to this discussion, the terms, “the Company” “Highpower” “we,” “us,” and “our” refer to Highpower International, Inc., and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Highpower Energy Technology (Huizhou) Company Limited (“HZ Highpower”), Icon Energy System Company Limited (“ICON”), SZ Highpower’s wholly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 60%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”) and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”). Highpower and its subsidiaries are collectively referred to as the “Company,” unless the context indicates otherwise.

Corporate Information

Highpower International, Inc. was incorporated in the state of Delaware on January 3, 2006. HKHTC was incorporated in Hong Kong on July 4, 2003 and organized principally to engage in the manufacturing and trading of nickel metal hydride rechargeable batteries. All other operating subsidiaries are incorporated in the People’s Republic of China (“PRC”) and are listed below:

Subsidiary	Principal Activities
Shenzhen Highpower Technology Co., Ltd ("SZ Highpower")	Manufacturing & marketing of batteries
Springpower Technology (Shenzhen) Co., Ltd ("SZ Springpower")	Research & manufacturing of batteries
Ganzhou Highpower Technology Co., Ltd ("GZ Highpower")	Processing, marketing and research of battery materials

Icon Energy System Co., Ltd. ("ICON")	Research and production of advanced battery packs and systems
Huizhou Highpower Technology Co., Ltd ("HZ HTC")	Manufacturing & marketing of batteries

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

We employ a broad network of salespersons in China Mainland and Hong Kong, which targets key customers by arranging in-person sales presentations and providing after-sales services. The sales staff works directly with our customers to better address their needs.

In 2010, we began a new materials business in which we buy and resell certain raw materials related to our battery manufacturing operations. This new materials business generates revenue and income and helps us understand our raw material supply chain and processing control our raw material costs and ensure that we have a steady supply of raw materials for battery manufacturing operations to reduce our reliance on external suppliers. In 2012, we initiated the construction of our Ganzhou recycling plant, which will be completed in the first quarter 2014. Consequently, our materials trading activities were reduced, so that the Company can dedicate more resources to the battery recycling operations.

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

Competitive Strengths

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

Experienced management team

Our senior management team has extensive business and industry experience. Our Chairman and Chief Executive Officer, Mr. Dang Yu Pan, has over 17 years of experience in China’s battery industry. Our Chief Technology Officer, Mr. Wen Liang Li, has over 23 years of research experience in advanced battery technologies and products. Additionally, other members of our senior management team have significant experience with respect to other key aspects of our operations, including product design, manufacturing, and sales and marketing.

Market position

Since the Company’s inception, it has primarily focused on the research, development and manufacture of Ni-MH battery cells. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our products, reduce costs, and keep pace with evolving industry standards. Our Ni-MH rechargeable batteries have been developed to respond to a number of specific market requirements such as recyclability, high power, high energy density, long life, low cost and other important characteristics for consumer and industrial applications. They are suitable for almost all applications where high currents and deep discharges are required. Our subsidiary, SZ Springpower, is a company that specializes in the research, manufacturing and marketing of lithium rechargeable batteries and started lithium battery manufacturing operations in 2008. Our lithium battery business has been growing rapidly and we expect it will continue to grow as we gain more industry knowledge and acquire more customers. SZ Springpower has increasingly become a more important segment of our operations, with net sales of lithium batteries accounting for 43.6% of net sales in 2013, up from 33.7% of our net sales in 2012.

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

In 2009, we completed the construction and build-out of several production lines for the development and manufacturing of a range of lithium rechargeable batteries and products. We produce Li-ion batteries and Li-polymer batteries with hundreds of different models and specifications. Currently, we produce an average of 2,500,000 lithium battery units per month.

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

Net sales for each of our product categories as a percentage of net sales are set forth below:

	Year Ended December 31,
	2013	2012
Ni-MH Batteries	54.9%	63.8%
Lithium Batteries	43.6%	33.7%
New Materials	1.5%	2.5%
	100.0%	100.0%

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

Currently, we purchase raw materials, consisted primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan. For lithium batteries, we purchase raw materials consisted primarily of LiCoO2, graphite and electrolyte. We believe that the raw materials and components used in manufacturing rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials relating to nickel and lithium are available from a limited number of suppliers. During the years ended December 31, 2013 and 2012, one major supplier accounted for 12.8% and 14.0%, respectively, of our total purchase amount. Presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future. Our top suppliers include Xiamen Tungsten Co. Ltd, Jinchuan Group, Baotou Santoku Battery Materials Co. Ltd and Tianjin B&M Science & Technology, Ltd.

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

Manufacturing

The manufacture of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of manufacturing. We have a large-scale active production base of 51,932 square meters (not including our new 126,605 square meter facility in Huizhou to which machinery is currently being deployed), a dedicated design, sales and marketing team, and approximately 3,800 company-trained employees. We use automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor. We intend to further improve our automated production lines and strive to continue investing in manufacturing infrastructures to further increase our manufacturing capacity, which help us control the unit cost of products.

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

In October 2008, we commenced construction of our new manufacturing factory in Huizhou, Guangdong Province, PRC, which construction was completed in 2013. The new factory will house a substantial part of the lithium battery production for the Company and be equipped with more automated production lines. The new factory’s production capacity will be approximately two to three times that of our current lithium battery production facility in Shenzhen. We will begin to see material volumes out of the new facility in the first quarter of 2014. We will also continue to operate in the old rented factories located in Shenzhen upon completion of the new factory.

In July 2012, we commenced construction of our materials recycling factory in Ganzhou, Jiangxi Province, PRC, which will be completed in the first quarter 2014.We will begin initial production in the factory in the first quarter of 2014.

Our Ni-MH facility currently produces approximately 10 million to 14 million battery units per month and our lithium facility produces approximately 2.0 million to 2.5 million units per month. We are planning for moderate manufacturing capacity growth of approximately 30-40% for the lithium battery segment in the next 12 months.

Major Customers

During the years ended December 31, 2013 and 2012, approximately 26.9% and 31.7% of our net sales were from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the years ended December 31, 2013 and 2012, Energizer Battery Manufacturing, Inc. accounted for 10.8% and 14.8%, respectively, of our net sales. No other customer accounted for more than 10% of net sales during 2013 and 2012. As of December 31, 2013, no single customer represented more than 10% of our accounts receivable. As of December 31, 2012, we had one major customer who represented 16% of our accounts receivable.

Sales and Marketing

We have a broad sales network of approximately 120 sales and marketing staff in China and have one branch office in Hong Kong. Our sales staff in each of our offices targets key customers by arranging in-person sales presentations and providing after-sales services. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We offer different price incentives to encourage large-volume and long-term customers.

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

Net sales based on the location of our customers as a percentage of net sales is set forth below:

	Year Ended December 31,
	2013	2012
China (including Hong Kong)	59.3%	49.2%
Europe	21.5%	23.8%
Asia	11.2%	13.0%
North America	7.2%	13.0%
South America, Africa and Others	0.8%	1.0%
Total	100.0%	100.0%

While the largest portion of our sales are made to customers in China Mainland and Hong Kong, our battery products are integrated in various devices and end-user products and distributed worldwide, with approximately 59.3% of our products distributed to China Mainland and Hong Kong, 21.5% to Europe, 7.2% to the United States, and 12.0% to other markets in 2013.

We mainly engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We believe these activities help in promoting our products and brand name among key industry participants.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH and Lithium-based technologies by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies. Our research and development center is currently staffed with over 300 research and development technicians who overlook our techniques department, product development department, material analysis lab, and performance testing lab. These departments work together to research new material and techniques, test battery performance, inspect products and to test performance of machines used in the manufacturing process.

For the years ended December 31, 2013 and 2012, we expended $5,711,269 and $4,611,054, respectively, in research and development.

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

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We currently hold 117 patents in China and have 50 patent applications pending in China. We also have two registered trademarks in China, which include “HFR” and its Chinese equivalent.

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

PRC Government Regulations

Business License

Any company that conducts business in the PRC must have a business license that covers the scope of the business in which such company is engaged. We conduct our business through our operating subsidiaries, SZ Highpower, SZ Springpower, GZ Highpower, HZ HTC and ICON, and each of our operating subsidiaries holds a business license that covers its present business. Prior to expanding our business beyond the scope covered by our business licenses, we are required to apply and receive approvals from the relevant PRC authorities (if applicable, based on the new business in which we intend to engage) and conduct modification registration formalities with the competent administration of industry and commerce. Companies that operate outside the scope of their licenses can be subjected to a fine of not more than RMB20,000, if such operations do not violate the PRC Criminal Law, or a fine of not less than RMB20,000 but no more than RMB200,000 if such operations violate the PRC Criminal Law, or a fine of not less than RMB50,000 but not more than RMB500,000 if the such operations harm human health, have serious hidden hazards to safety, threaten public safety or destroy environmental resources. Other penalties can include disgorgement of income and being ordered to cease operations.

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

We constructed our manufacturing facilities with the PRC’s environmental laws and requirements in mind. We currently outsource the disposal of solid waste to a third party-contractor. In 2013, we renewed our environmental permit, which expired in December 2013, from the Shenzhen Environment Protection Bureau Longgang Bureau covering our manufacturing operations and providing for an annual output limit of Ni-MH rechargeable batteries. Our new permit is in the process of being renewed. If we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection, which indicate that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We have committed significant attention and efforts to quality and environmental protection during our production process. In November 2010, we received a Clean Production Award from the Guangdong Economic and Information Commission and Environmental Bureau. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws. We do not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect our business operations; however, there can be no assurances of future events or changes in laws, or the interpretation of laws, governing our industry. Failure to comply with PRC environmental protection laws and regulations may subject us to fines up to RMB1,000,000, the exact amount of which is determined on a case by case basis, or disrupt our operations and the construction of our new facility, result in the shutdown of our operations temporarily or permanently, which may materially and adversely affect our business, results of operations and financial condition.

During the year ended December 31, 2013, we expended approximately $10.815 related to our compliance with environmental regulations.

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $81,981.

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

Dividend Distributions

Under applicable PRC regulations, enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, enterprises in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year as its statutory general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Foreign Ownership of PRC Operating Subsidiaries

The establishment, approval and registered capital requirement matters of wholly foreign-owned enterprises, such as our PRC subsidiaries, SZ Highpower, SZ Springpower, HZ Highpower, HZ HTC and ICON, are regulated by the Wholly Foreign-owned Enterprise Law of the PRC promulgated and effective on April 12, 1986, as amended on October 31, 2000, and the Implementation Rules of the Wholly Foreign-owned Enterprise Law of the PRC effective on December 12, 1990, as amended in 2001. The procedures of establishing SZ Highpower, SZ Springpower, HZ Highpower, HZ HTC and ICON as wholly foreign-owned enterprises complied with such law and regulation.

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. The Catalogue divides industries into three categories: encouraged, restricted and prohibited. An industry not listed in the Catalogue is generally open to foreign investment unless it is specifically restricted by other PRC regulations. In addition, the establishment of wholly foreign-owned enterprises is generally permitted in most industries except for the restricted industries which are listed in the Catalogue or restricted by other government regulations (which are subject to governmental approvals) and industries prohibited from foreign investments. Pursuant to the currently effective Catalogue (2007 version) and other PRC regulations, the business scope of SZ Highpower, SZ Springpower, HZ Highpower, GZ Highpower, HZ HTC and ICON as indicated on their business licenses does not fall within the restricted or prohibited industries and is not restricted by other PRC regulations and, therefore, HKHTC is permitted to invest in SZ Highpower, SZ Springpower, HZ Highpower and ICON in the form of a wholly foreign-owned enterprise.

Employees

On December 31, 2013, we had approximately 3,800 employees, all of whom were employed full-time. There are no collective bargaining contracts covering any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 26.9% and 31.7% of our net sales for the years ended December 31, 2013 and 2012, respectively. One customer, Energizer Battery Manufacturing, Inc., accounted for 10.8% and 14.8% of our net sales for the years ended December 31, 2013 and 2012, respectively. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

A substantial portion of our working capital consists of accounts receivable from customers. No customer represented more than of 10% of our accounts receivable as of December 31, 2013. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

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

Our principal raw material is nickel, which is available from a limited number of suppliers in China. The price of nickel was volatile during 2012 and 2013 and could be volatile again. The price of nickel decreased 12% from January 2012 to December 2012 and 20% from January 2013 to December 2013. The prices of nickel and other raw materials used to make our batteries increase and decrease due to factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs or problems, competition, import duties, tariffs, energy costs, currency exchange rates and those other factors described under “Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.” In an environment of increasing prices for nickel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

Our business may be adversely affected by a global economic downturn, in addition to the continuing uncertainties in the financial markets.

The global economy experienced a pronounced economic downturn in previous years. Global financial markets have and may in the future experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There is no assurance that there will not be deterioration in the global economy in the future, the global financial markets and consumer confidence. If economic conditions deteriorate, our business and results of operations could be materially and adversely affected.

Additionally, sales of consumer items such as portable electronic devices, have slowed in previous years and there have been adverse changes in employment levels, job growth, consumer confidence and interest rates. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting consumer spending may affect the timing of orders. Thus, any economic downturns generally would have a material adverse effect on our business, cash flows, financial condition and results of operations.

Moreover, the inability of our customers and suppliers to access capital efficiently, or at all, may have other adverse effects on our financial condition. For example, financial difficulties experienced by our customers or suppliers could result in product delays; increase accounts receivable defaults; and increase our inventory exposure. The inability of our customers to borrow money to fund purchases of our products reduces the demand for our products and services and may adversely affect our results from operations and cash flow. These risks may increase if our customers and suppliers do not adequately manage their business or do not properly disclose their financial condition to us.

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

We had capital expenditures of approximately $20.0 million and $13.0 million in the years ended December 31, 2013 and 2012, respectively. We may incur significant additional capital expenditures as a result of our expansion of our operations into our new production factory, as well as unanticipated events, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes or adequately expand our production capabilities, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which we have not always been able to pass on to our customers. In addition, under the law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts have substantially increased our employment-related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that labor laws in the PRC will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

We cannot guarantee the protection of our intellectual property rights and if infringement of our intellectual property rights occurs, including counterfeiting of our products, our reputation and business may be adversely affected.

To protect the reputation of our products, we have sought to file or register intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2013, we have registered two trademarks as used on our battery products, one in English and the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 31, 2013, we held 117 Chinese patents and had 50 Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2013, we had approximately 3,800 full-time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

The capital and credit markets have previously experienced extreme volatility and disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While historically these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations, including the financing of the construction of our new recycling facility in Ganzhou and of the machinery for our new lithium battery production facility in Huizhou, might be impaired. Without sufficient liquidity, we may be forced to curtail our operations and our planned expansion of our new lithium battery line and construction of our new materials recycling facility. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. The tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our products and could result in a decrease in or cancellation of orders for our products. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

We have been relying on bank facilities to finance our expansion of new plants, which increased our debt asset ratio. We may not have sufficient cash to meet our payment obligations.

In 2013, we completed the construction of our large scale lithium battery production facility in Huizhou. The Company has been leveraging from various Chinese banks to fund our expansion to meet the demand from the fast growing lithium battery market in mobile and portable consumer devices, vehicles of various sizes, and energy storage systems. The management of the Company has taken and will take a number of actions and will continue to address our high debt level situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. These actions can include market more higher-margined lithium battery products and systems; control cost in operating expenses, and improve management efficiency; and introduce strategic investment. If we are not successful in implementing these actions, we may not have sufficient cash to meet our payment obligations.

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

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in the PRC where substantially all of our operations are located has conducted any due diligence on our operations or reviewed or cleared any of our disclosures.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Because substantially all of our operations and business take place in China, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosures. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

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

We are subject to various environmental laws and regulations in China that require us to obtain environmental permits for our battery manufacturing operations. Our current environmental permit from the Shenzhen Environment Protection Bureau Longgang Sub-bureau (the “Bureau”) covering our manufacturing operations expires on December 31, 2013. Historically, under a previous permit which expired in September 2007, we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in the permit. Although we do not currently exceed the approved annual output limits under the new permit, we cannot guarantee that this will continue to be the case. Additionally, our current permit does not cover one of our existing premises at our manufacturing facility. If we fail to comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

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

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any PRC resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. In May 2011, the SAFE promulgated new operational rules, known as Notice 19, for the implementation of Circular 75. Failure to comply with the SAFE registration and amendment requirements of Circular 75, as applied by SAFE in accordance with Notice 19 could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Most of our PRC resident stockholders, as defined in the SAFE notice, have not registered with the relevant branch of SAFE, as currently required, in connection with their former ownership of equity interests in HKHTC. Because of uncertainty of how the SAFE notice will be further interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, our subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. Failure by our PRC resident beneficial holders could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006. These rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These rules implemented greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the rules established reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the Revised M&A Regulations include provisions that require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. Highpower’s PRC counsel, ZhongLun Law Firm has advised us that because we completed our on shore-to-off shore restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our common stock does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for any transaction prior to September 21, 2006 not receiving prior approval, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from an offering of securities into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt any offering before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

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

Complying with the requirements of the above rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could also affect our ability to expand our business.

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

Because most of our oversea sales are made in U.S. Dollars and most of our expenses are paid in RMB, devaluation of the U.S. Dollar could negatively impact our results of operations.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily Base Exchange Rate with reference primarily to the supply and demand of RMB against the U.S. Dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. Dollar to RMB and modified the system by which the exchange rates are determined, which has resulted in an appreciation of the RMB against the U.S. Dollar. During the year ended December 31, 2013, the exchange rate of the RMB to the U.S. Dollar increased approximately 2.1% from the level at the end of December 31, 2012. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of the U.S. Dollar against the RMB, including future devaluations. Because most of our net sales are made in U.S. Dollars and most of our expenses are paid in RMB, any future devaluation of the U.S. Dollar against the RMB could negatively impact our results of operations.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, China’s Average consumer Price Index was 2.6% in 2013. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. In 2008, we adopted the Highpower International, Inc. 2008 Omnibus Incentive Plan (the “Plan”) under which we make option grants and other equity awards to our officers, directors and other eligible participants under the plan. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that the Plan is subject to Circular 78, failure to comply with such provisions may subject us and participants of the Plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected. We have granted options to various employees and officers located in the PRC, including a grant of options to one executive in the PRC in November2013. We have complied with all of the relevant regulations imposed upon us related to such grants and assisted our grantees with their compliance with their individual registration requirements.

We have received certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Since 2005, our operating subsidiary, SZ Highpower, has received preferential tax concessions in the PRC, which are only granted to high-technology enterprises operating in the Shenzhen Special Economic Zone and are subject to periodic renewal. In 2013, SZ Springpower received the National High-technology Enterprise status, receiving a preferential tax rate of 15%, which expires on December 31, 2015. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, which became effective on January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and canceled several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which the tax rate gradually increased starting in 2008 and will be equal to the new 25% tax rate at the end of the transition period. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments could increase our tax liabilities and reduce net income.

Under the EIT Law, Highpower International and HKHTC may be classified as “resident enterprises” of China for tax purpose, which may subject Highpower International and HKHTC to PRC income tax on taxable global income.

Under the PRC Enterprise Income Tax Law (the “EIT Law”) and its implementing rules, both of which became effective on January 1, 2008, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the EIT Law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as Highpower International and HKHTC. Both Highpower International and HKHTC’s members of management are located in China. If the PRC tax authorities determine that Highpower International or HKHTC is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, they may be subject to the enterprise income tax at a rate of 25% on their worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. Second, the EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that Highpower International or HKHTC receive from SZ Highpower and SZ Springpower will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and Highpower International is considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the Highpower International and HKHTC are holding SZ Highpower and SZ Springpower, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%. If we are required under the EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if investors are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of investors’ investment in our shares may be materially and adversely affected.

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

Most of our current operations, including the manufacture and distribution of our products, are conducted in China. Moreover, most of our directors and officers are nationals and residents of China Mainland or Hong Kong. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainties exist as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

We could be liable for damages for defects in our products pursuant to the Tort Liability Law of the PRC

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

Since our initial public offering and listing of our common stock in October 2007, the price at which our common stock had traded has been highly volatile, with the lowest and highest sales price of $0.92 and $9.82, respectively. Investors might not be able to resell the shares of our common stock at or above the price they have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

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

Three of our stockholders beneficially own or control approximately 43.5% of our outstanding shares. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these three stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these three stockholders may differ from the interests of our other stockholders.

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

Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We made grants of equity awards in 2012 and 2013, and accordingly our results of operations for the years ended December 31, 2013 and 2012 contain share-based compensation charges. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the stockholders’ ownership interests in our company.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

HKHTC’s registered office is located in Hong Kong at Unit 12, 15/F, Technology Park, 18 On Lai Street, ShekMun, Shatin, N.T. Hong Kong.

The Company currently has three active manufacturing operations located in mainland China at 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong, 518111, China; Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, GuangLan Street, Bao An District, Shenzhen, Guangdong, 518111, China; and Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong, 518111, China. Our active facilities cover approximately 51,932 square meters (not including our new 126,605 square meter facility in Huizhou to which machinery is currently being deployed), and consist of manufacturing plants, dormitories and research and development facilities. We lease manufacturing facilities from various landlords under a total of thirteen leases with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date. The table below lists the locations, approximate square meters, principal use and lease expiration dates of the facilities used in our manufacturing operations as of December 31, 2013.

Location	Area (square meters)	Principal Use	Lease expiration date

Building A1, 68 Xinxia Street, Pinghu, Longgang District, Shenzhen, Guangdong	3,300	Industry & Residence	December 31, 2016

Building A2, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	4,922	Industry & Residence	December 31, 2016

Building A1&A2&A3&A4&A7, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	12,608	Staff Dormitory	December 31, 2016

Building A3&A4&A7, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	14,702	Industry	December 31, 2016

Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	9,460	Industry	September 15, 2017

Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	4,140	Staff Dormitory	September 15, 2017

Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong	2,800	Industry & Dormitory	June30, 2015

In China, only the PRC government and peasant collectives may own land. In February 2007, the Company acquired approximately 126,605 square meters of land equity in Industry Development Zone, New Lake, Maan Town, Huicheng District, Huizhou, Guangdong, China for a total of RMB21 million ($3,446,001) under land use right grant from the Huizhou State-Owned Land Resource Bureau that gave us the right to use the land for 50 years and an agreement with the government of Maan Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration. The Company began construction of its new manufacturing facility on this site in October 2008 and the new facility was completed in 2012. The Company plans to use the new location for its lithium battery production.

Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

In February 2012, we acquired 58,669 square meters of land equity in Ganzhou, Jiangxi province, China for a total of RMB7,981,864 ($1,344,353) under land use right grant from the Ganzhou Land and Resource Bureau that gives us the right to use the land for 50 years. Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans. In July 2012, we commenced construction of our materials recycling factory in Ganzhou, Jiangxi Province, PRC, which construction was completed in 2013. We will begin initial production in the factory in the first quarter of 2014.

Our Ni-MH manufacturing capacity is approximately 14 million units per month. Our run rate is approximately 13 million units per month. Our lithium battery production is almost at 100% capacity now at our Springpower facility, with manufacturing capacity of approximately 2.5 million units per month. We are also planning for moderate manufacturing capacity growth of approximately 30-40% for the lithium battery segment in the next 12 months at Huizhou facility. The source of funding for such expansion will be our operational cash and bank credit facilities, as we still have unused credit totaling approximately $29.3 million.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the stock symbol “HPJ.”

On March 28, 2014, the closing sales price for our common stock on the Nasdaq Global Market was $5.14 per share.

The following table summarizes the highest and lowest sales prices of our common stock during the quarters listed below as reported by the NASDAQ:

	Highest	Lowest
Year ended December 31, 2013
First Quarter	$1.19	$0.94
Second Quarter	$1.28	$0.97
Third Quarter	$1.47	$0.98
Fourth Quarter	$3.17	$1.32

Year ended December 31, 2012
First Quarter	$1.25	$1.00
Second Quarter	$1.20	$0.97
Third Quarter	$1.20	$0.96
Fourth Quarter	$1.08	$0.92

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

Stockholders

As of March 28, 2014, we had 25 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2013 or 2012.

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

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. On October 8, 2013, SZ Springpower further increased its registered capital to $15,000,000. SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%.HZ Highpower has not commenced operations as of March 25, 2013. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC, which commenced operations in July 2011.

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. As of December 31, 2013, the paid-in capital of GZ Highpower was RMB30,000,000 ($4,807,847).SZ Highpower holds 60% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 40%. SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

We employ a broad network of salespersons in China Mainland and Hong Kong, which target key customers by arranging in-person sales presentations and providing post-sale services. The sales staff works with our customers to better address customers’ needs.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, revenues; the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair values of financial instruments; and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Accounts Receivable. Accounts receivable are stated at original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable.

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

Inventories. Inventories are stated at the lower of cost or market value. Costs are determined on a weighted-average method. Inventory includes raw materials, packing materials, work-in-progress, consumables and finished goods. The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2013 and 2012, both in dollars and as a percentage of net sales.

Consolidated Statements of Operations	Year Ended December 31,
	2013		2012
	(in thousands except share and per share information)

Net Sales	132,850	100.0	112,649	100.0%

Cost of Sales	(106,466)	(80.1%)	(88,943)	(79.0%)

Gross profit	26,384	19.9%	23,706	21.0%

Research and development expenses	(5,711)	(4.3%)	(4,611)	(4.1%)

Selling and distribution expenses	(6,188)	(4.7%)	(5,348)	(4.7%)

General and administrative expenses including share-based compensation	(12,093)	(9.1%)	(11,479)	(10.2%)

Loss on exchange rate difference	(553)	(0.4%)	(220)	(0.2%)

Gain on derivative instruments	326	0.2%	731	0.6%

Income from operations	2,165	1.6%	2,779	2.5%

Other income	1,539	1.2%	631	0.6%

Interest expenses	(1,647)	(1.2%)	(705)	(0.6%)

Income before tax	2,057	1.5%	2,705	2.4%

Income tax expense	(718)	0.5%	(1,133)	(1.0%)

Net income	1,339	1.0%	1,572	1.4%

Less: loss attributable to non-controlling interest	(112)	(0.1%)	(145)	(0.1%)
Net income attributable to the company	1,451	1.1%	1,717	1.5%

Income per common share
- Basic	0.11		0.13
-Diluted	0.11		0.13

Weighted average common shares outstanding
-Basic	13,671,169		13,582,106
-Diluted	13,687,698		13,582,106
Dividends declared per common share	-		-

Years ended December 31, 2013 and 2012

Net sales for the year ended December 31, 2013 were $132.8 million compared to $112.6 million for the year ended December 31, 2012, an increase of $20.3 million, or 17.9%. The increase was due to a $20.0 million increase in net sales of our lithium batteries (resulting from a 49.6% increase in the volume of batteries per ampere hour sold and a 2.0% increase in the average selling price of such batteries) and a $1.1 million increase in net sales of our Ni-MH batteries (resulting from a 10.1% increase in the number of Ni-MH battery units sold which was partly offset a 7.9% decrease in the average selling price of such batteries) and a $843,058 decrease in revenue from our new material business. The increase in the number of Ni-MH battery units sold in 2013 was primarily attributable to increased orders from our new customers and the increase in the volume of lithium batteries sold in 2013 was primarily attributable to increased orders from our new and existing customers due to the growth in global demand for lithium batteries.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Cost of sales were $106.5 million for the year ended December 31, 2013 as compared to $88.9 million for the comparable period in 2012. As a percentage of net sales, cost of sales increased to 80.1% for the year ended December 31, 2013 compared to 79.0% for the comparable period in 2012. This increase was attributable to increase in labor cost.

Gross profit for the year ended December 31, 2013 was $26.4 million, or 19.9% of net sales, compared to $23.7 million, or 21.0% of net sales, respectively, for the comparable period in 2012. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for products. This decrease was attributable to decrease in the average selling price of Ni-MH batteries and increase in labor cost.

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

Research and development expenses were $5.7 million, or 4.3% of net sales, for the year ended December 31, 2013, as compared to $4.6 million, or 4.1% of net sales, for the comparable period in 2012. The increase of 23.9% was due to R&D activities in high end power batteries and systems in transportation and industrial energy storage areas, and the expansion of our workforce to improve research in basic materials and electrochemical system to increase battery energy density such as high voltage and silicon anode technologies, and fast charge performance, etc.

Selling and distribution expenses were $6.2 million, or 4.7% of net sales, for the year ended December 31, 2013 compared to $5.3 million, or 4.7% of net sales, for the comparable period in 2012, an increase of 15.7%. Selling and distribution expenses increased due to the expansion of our increased sales and marketing activities, including participation in industry trade shows and international travels to promote and sell our products abroad.

General and administrative expenses were $12.1 million, or 9.1% of net sales, for the year ended December 31, 2013, compared to $11.5 million, or 10.2% of net sales, for the comparable period in 2012. The increase was mainly due to the increase of overall management staff cost.

We experienced a loss of $552,669 and $220,597on the exchange rate difference between the U.S. Dollar and the RMB in the years ended December 31, 2013 and 2012, respectively. The loss in exchange rate difference was due to the appreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of approximately $326,222 in the year ended December 31, 2013, which included a gain of $519,750 on settled currency forwards and a loss of $193,528 on unsettled currency forwards, as compared to a gain of $730,591 for the comparable period in 2012, which included a gain of $493,882 on settled currency forwards and a gain of $236,709 on unsettled currency forwards.

Interest expense was $1.6 million for the year ended December 31, 2013, as compared to $705,218 which resulted from a $1.2 million of total interest expense deducted by capitalized interest expense of $541,998 for the respective comparable period in 2012. The change was $399,939 due to an increase in bank borrowings

Other income, which consists of bank interest income, government grants and sundry income, was $1.5 million for the year ended December 31, 2013, as compared to $630,842 for the year ended December 31, 2012, an increase of $907,676. The increase was mainly due to an increase of $387,299 in bank interest income and of $423,782 in government grants.

During the year ended December 31, 2013, we recorded a provision for income tax expense of $718,016, as compared to $1.1 million for the comparable period in 2012. The decrease was due to the net income during this period.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2013 was $1.5million compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $1.7 million for the comparable period in 2012.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $8.0 million as of December 31, 2013, as compared to $6.6 million as of December 31, 2012. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

In 2013, we completed the construction of our large scale lithium battery production facility in Huizhou. The Company has been leveraging from various Chinese banks to fund our expansion to meet the demand from the fast growing lithium battery market in mobile and portable consumer devices, vehicles of various sizes, and energy storage systems. As of December 31, 2013, we had in place general banking facilities with nine financial institutions aggregating $74.6 million. The maturity of these facilities is generally within one year. The facilities are subject to annual review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of December 31, 2013, we had utilized approximately $45.3 million under such general credit facilities and had available unused credit facilities of $29.3 million. The Company’s debt asset ratio reached 77% as of December 31, 2013.

The management of the Company has taken and will take a number of actions and will continue to address our high debt level in order to restore the Company to a sound financial structure with an appropriate business strategy going forward. These actions can include marketing more higher-margin lithium battery products and systems; controlling cost in operating expenses by improving management efficiency; and stock sales to strategic investors.

We believe that our existing balances of cash and cash equivalents and amounts expected to be provided by operating activities and stock sales will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

However, in the event of unforeseen circumstances, unfavorable market developments or unfavorable results from operations, there can be no assurance that the above actions could be successfully implemented as expected, and cash flows may be adversely affected.

For the year ended December 31, 2013, net cash provided by operating activities was approximately $9.4 million, as compared to net cash provided by operating activities of $3.8 million for the comparable period in 2012. The net cash increase of $5.5 million provided by operating activities is primarily attributable to, among other items, a decrease of $7.9 million in cash outflow of accounts payable, a decrease of $5.7 million in cash outflow of other payables and accrued liability, which was significantly offset by a decrease of approximately $2.9 million in inflow from accounts receivable, a decrease of $2.7 million in prepayment and a decrease of 1.3 million in allowance for doubtful accounts .The cash outflow decreases in accounts payable was, to a great extent, attributable to the more favorable credit period granted by our suppliers .

Net cash used in investing activities was $20.0 million for the year ended December 31, 2013 compared to $13.0 million for the comparable period in 2012. The net increase of $7.0 million cash used in investing activities was primarily attributable to an increase in spending on the construction and deployment of plant and equipment in 2013 for the Huizhou factory that is expected to commence operation in the first quarter of 2014. We are equipping the factory with new and more advanced manufacturing capability machines.

Net cash provided by financing activities was $11.4 million for the year ended December 31, 2013 as compared to net cash provided by financing activities of $10.0 million for the comparable period in 2012. The net increase of $1.4 million cash provided by financing activities was primarily attributable to an increase of $19.5 million in proceeds from short-term bank loans, a decrease of $2.9 million in repayment of letters of credit, an decrease of $14.3 million in restricted cash, which was partly offset by an increase of $15.0 million in repayment of short-term bank loans, an increase of $8.8 million in repayment of notes payable, a decrease of $1.1 million in proceeds from notes payable and an increase of $1.6 million in repayment long-term bank loans.

For fiscal year 2013 and 2012, our inventory turnover was 5.8 and 5.9 times, respectively. The average days outstanding of our accounts receivable at December 31, 2013 was 80 days, as compared to 74 days at December 31, 2012. Inventory turnover and average days outstanding of accounts receivables are key operating measures that management relies on to monitor our business.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including retirement pension, medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect these contributions will contribute to administrative and other operating expenses in an amount of approximately $134,480 per month based on the size of our current workforce. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

The use of working capital is primarily for the maintenance of our accounts receivable and inventory. We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We use two methods to support our working capital needs: (i) paying our suppliers under payment terms ranging from 60 to 120 days; and (ii) using short-term bank loans. We use accounts receivable as collateral for our loans. Upon receiving payment for accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient working capital.

Guarantees of Bank Loans

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer, has provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2013 and the guarantors of each loan:

Name of Bank	Amount Granted	Unused line of credit	Maturity date	Guaranteed by
Bank of China	$3,689,129	$247,582	1/25/2014	Dang Yu Pan
Bank of China	12,707,001	1,674,876	1/10/2014	Dang Yu Pan
Ping An Bank Co., Ltd	$11,477,291	$7,564,027	9/17/2014	Dang Yu Pan
China Everbright Bank	$8,438,433	$1,382,194	5/29/2014	Dang Yu Pan
China Everbright Bank	1,147,729	-	9/3/2014	Dang Yu Pan
Industrial and Commercial Bank of China	$6,558,452	$1,803,574	7/25/2015	Dang Yu Pan
China Citic Bank	$7,378,259	$5,738,646	3/29/2014	Dang Yu Pan
Industrial Bank Co., Ltd	$8,198,065	$6,558,452	7/24/2014	Dang Yu Pan
Jiang Su Bank Co., Ltd	$4,918,839	-	6/20/2014	Dang Yu Pan
The Shanghai Commercial & Saving bank	$3,000,000	1,250,000	8/29/2014	-
Industrial and Commercial Bank of China (MACAU) LIMITED	$7,093,296	3,084,294	1/29/2014	-

Total:	$74,606,494	$29,303,645

We did not and do not intend to pay any compensation to the guarantor for the guarantees.

Inflation and Seasonality

Inflation has not had a significant impact on our operations during the last two fiscal years. However, the volatile nickel prices affect our cost of sales constantly. In times of economic downturn, nickel prices tend to decline, and our gross margin tends to be higher than the periods when of economy growth, which usually brings higher metal prices. The price of nickel was volatile during 2012 and 2013 and could be volatile again. The price of nickel decreased 12% from January 2012 to December 2012 and 20% from January 2013 to December 2013.

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

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the year ended December 31, 2013, the exchange rate of the RMB to the U.S. Dollar appreciated approximately 2.1% from the level at the end of December 31, 2012.Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of December 31, 2013, the Company had a series of currency forwards totaling a notional amount of $6.0 million expiring from January 2014 to October 2014. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net gains of $326,222 and $730,591 attributable to these activities are included in “gain of derivative instruments” for the year ended December 31, 2013 and 2012, respectively.

Country Risk

The substantial portion of our business, assets and operations are located and conducted in Hong Kong and China Mainland. While these economies have experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of Hong Kong and China Mainland, but may also have a negative effect on Highpower International. For example, Highpower International’s operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to Highpower International. If there are any changes in any policies by the Chinese government and Highpower International’s business is negatively affected as a result, then Highpower International’s financial results, including our ability to generate revenues and profits, will also be negatively affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated in this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

Loan Contract Between SZ Highpower and Ping An Bank Co., Ltd. Shenzhen Xinzhou Branch

SZ Highpower entered into a comprehensive credit line contract effective as of November 12, 2013, with PING AN BANK CO., LTD. SHENZHEN XINZHOU BRANCH, which provides for a revolving line of credit of up to RMB70,000,000 (US$11,477,291). SZ Highpower may withdraw the loan, from time to time as needed, on or before September 17, 2014. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan.

On December 3, 2013, SZ Highpower entered into a working capital loan contract with PING AN BANK CO., LTD. SHENZHEN XINZHOU BRANCH providing for an aggregate loan of RMB10,000,000 (US$1,639,613) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. The interest rate will float and adjust every month. Upon the first withdraw and during the first floating period, the interest rate will equal the one year benchmark lending rate promulgated by the People’s Bank of China, plus 25%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default under the loan contracts: SZ Highpower changes the method of payment under the contract; SZ Highpower’s failure to timely repay the principal, interest and other payable under the contract; SZ Highpower’s failure to use the loan proceeds for the prescribed purposes; SZ Highpower’s violation of any statement, warranty and commitment with the bank; SZ Highpower’s violation of any other obligations in the contract; SZ Highpower’s concealment of true important information; SZ Highpower or a guarantor’s avoidance of bank debts on purpose through related party transactions or otherwise; SZ Highpower or a guarantor’s transfer of property or use of assets to avoid debts by way of gratis, unreasonably-low priced transactions or for other improper means; SZ Highpower’s use of false contracts and arrangements sighed with any other third party to get funds or credit from the bank, including but not limited to pledge or discount of the notes receivable and other claims without actual trading background; SZ Highpower or a guarantor’s violation of any other contract (including but not limited to credit contract, loan contract and guarantee contract) with signed with the bank or other banks or issuance of any bonds; The guarantor’s violation of the guarantee contract (including but not limited to guarantee contract, mortgage contract and pledge contract) or occurrence of any breach of the guarantee contract, or the guarantee contract is in vain or cancelled; The guaranty value is obvious reduction, loss, or dispute about the ownership of the guaranty, or the guaranty is sealed up, detained, frozen, deducted, detained or sold by auction; the occurrence of a merger, split, acquisition, reorganization, equity transfer, increase in debt financing or any other major event involving SZ Highpower that the bank believes might affect the safety of the loans; SZ Highpower or a guarantor’s business term has been expired within the credit line period, and SZ Highpower or a guarantor fails to handle the procedures for renewal.

Upon the occurrence of an event of default, the bank may: temporarily suspend or permanently terminate SZ Highpower’s credit limit in whole or in part; announce the immediate expiration of all or part of the debts under the contract and request the payment of part or all the principal, interest and expenses immediately; request overdue interest from SZ Highpower caused by the default; request SZ Highpower to keep cash deposit for paying undue acceptance, L/G, L/C or other credit business; request SZ Highpower to provide new guarantee measures accepted by the bank; deduct the sum in SZ Highpower or a guarantor’s account at the bank to discharge all or part of the liabilities of the bank without prior consent by the bank; require the guarantors to undertake the guarantee responsibility; take a legal action to collect the debts, fees and other losses from SZ Highpower by judicial procedure.

The information included in this Item 9B is provided in accordance with Item 1.01 and Item 2.03 of Form 8-K. The preceding summaries of the above-referenced agreements are qualified in their entirety by reference to the complete text of the agreements, which are filed as exhibits to this report and are incorporated by reference herein. You are urged to read the entire text of the loan agreements attached hereto.

Credit contract between HKHTC and Shanghai Commercial & Savings Bank Ltd., Hong Kong branch

On September 17, 2013, HKHTC entered into a non-revolving short-term secured loan facility with Shanghai Commercial & Savings Bank Ltd., Hong Kong Branch providing for an aggregate loan of $3,500,000. HKHTC may withdraw the loan, from time to time as needed, on or before September 17, 2014, by giving notice to the bank no later than 2 business days before the drawdown date. All the outstanding liabilities under the facility shall be repaid by the final maturity date, which is 12 months after the drawdown date. The interest rate charged on the loans is at 2% per annum above 6-Month LIBOR or 1.3% p.a. above 6-Month TAIFX, whichever is higher, but in any event not to be less than the bank’s cost of funds. Interest is payable quarterly commencing three months after the drawdown date or at the due date, whichever is earlier. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan.

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

At any time upon demand, the bank may declare the amount of the facility outstanding, accrued interest and all other sums payable immediately due and payable.

On January 17, 2014, the Company issued to a consultant five-year warrants to purchase 100,000 shares of common stock with an exercise price per share of $3.80 and 100,000 shares with an exercise price per share of $2.20 per share. The warrants were issued pursuant to the terms of a consulting agreement entered into in July 2013 and pursuant to which the Company also issued an aggregate of 150,000 shares of common stock on August 15, 2013. The securities were issued pursuant to Section 4(2) of the Securities Act, as amended, and Regulation D and Regulation S thereunder.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Dang Yu Pan	47	Chairman of the Board and Chief Executive Officer
Wen Liang Li	49	Vice President, Chief Technology Officer and Director
Wen Wei Ma	45	Vice President of Manufacturing
Henry Sun	42	Chief Financial Officer and Corporate Secretary
Bin Ran	45	Vice President of Strategy and Human Resources
Wen Jia Xiao	38	Vice President of Quality Control
Xin Hai Li	52	Director
T. Joseph Fisher, III	63	Director
Ping Li	50	Director

Dang Yu Pan has been the Chairman of the Board and Chief Executive officer of Highpower International and HKHTC since November 2007 and July 2003, respectively. Mr. Pan is the founder of SZ Highpower and has served as the Chairman of the Board and Chief Executive Officer of SZ Highpower since October 2002. Mr. Pan has served as a director ICON since February 2011; as a director and Chief Executive Officer of SZ Springpower since June 2008; and as a director of HZ HTC since March 2012. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou Haopeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of NanhaiShida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the Huangpu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990. We believe Mr. Pan’s qualifications to sit on our Board include his extensive understanding of our business, our products and the battery industry that he has acquired over his 16 years working in the battery industry, including over 10 years as an officer and director of SZ Highpower.

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

T. Joseph Fisher III has served as a director of the Company since April 2011. He has served as the CEO and President of Valence Technology, Inc. since November 2012. Mr. Fisher has served as a director of Valence since July 2012. In November 2013, Valence exited a voluntary petition in the United States Bankruptcy Court for the Western District of Texas under the provisions of Chapter 11 of the United States Bankruptcy Code. Prior to joining Valence, Mr. Fisher was the CEO and President of Contour Energy Systems, a power company specializing in the commercialization of customizable battery technologies, from February 2008 to January 2012. Since May 2007, he has served as president of JCF International, LLC, an advisory and consulting firm for portable power companies. Prior to joining Contour, Mr. Fisher was employed for 30 years at Energizer battery group, where he had held numerous senior management positions including Vice President – Global Rechargeable Battery Business Unit from April 2001 to may 2007, Vice President and General Manager – Energizer Power Systems, Vice President – Business Development, General Manager – Miniature Batteries, as well as holding several international management assignments in Europe, Argentina and South Africa. He also worked for Xerox, General Electric and Union Carbide earlier in his career. Mr. Fisher received a B.S. in Industrial Management from the University of Cincinnati and an MBA from the West Virginia College of Graduate Studies, now a part of Marshall University. We believe that Mr. Fisher’s qualifications to sit on our Board include his extensive understanding of our business and over 30 years of experience in the battery industry, as well as his knowledge of U.S. GAAP and financial statements.

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

We notified NASDAQ of our payment of such fees on March 20, 2013 when we discovered that our payment of such fees to Mr. Fisher as a member of the audit committee were not permitted pursuant to NASDAQ listing rules. On March 27, 2013, the Listing Qualifications department of NASDAQ notified us via letter that due to Mr. Fischer’s acceptance from the Company of the $12,000 in fees unrelated to his service as a director or audit committee member, Mr. Fisher did not meet the independence criteria for audit committee members as set forth in Rule 10A-3(b)(1) promulgated under the Exchange Act. As a result, the Listing Qualifications department of NASDAQ determined that the Company had failed to comply with NASDAQ’s audit committee composition requirements set forth in Listing Rule 5605(c)(2)(A)(ii). However, NASDAQ further noted that, because Mr. Fisher is no longer receiving such fees, the matter is now closed. Mr. Fisher remains an independent director of the Company and member of the audit committee and the Company is again in compliance with the Listing Rule. We reported our receipt of the March 27, 2013 letter from NASDAQ on a current report on form 8-K filed with the Securities and Exchange Commission on March 28, 2013.

In response to this issue, we have reviewed our procedures with respect to these types of payments and plan to take the following steps to assure that no payments are made to directors in violation of NASDAQ listing rules: (a) revise our Audit Committee Charter to clarify that the Audit Committee is responsible for reviewing and approving related party transactions with both officers and directors, including any payments made to such persons either directly or indirectly, and (b) require that any payment made to independent directors, either directly or indirectly, other than standard director compensation fees, be approved by both the Company’s Chief Executive Officer and Chief Financial Officer, after consultation with counsel.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2013, no directors, officers or owners of more than 10% failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except for Ping Li Xin Hai Li and T. Joseph Fisher, II which filed late a Form 4 with respect to the grant of 15,000 shares of restricted stock and a Form 3.

Code of Ethics

The Company’s board of directors has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct. The Code is posted on the Company’s website located at: www.highpowertech.com, and is available in print, without charge, upon written request to the Company at Highpower International, Inc., Building A1, 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China. The Company intends to post promptly any amendments to or waivers of the Code on its website.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2013 and 2012 of the principal executive officer and up to two other officers whose compensation exceeded $100,000 during such years (our “named executive officers”).

Name and Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Total
Dang Yu Pan CEO and Chairman	2013	$67,000	$50,000	$75,954	-	$192,954
	2012	$66,000	$40,000	-	-	$106,000

Henry Sun Chief Financial Officer	2013	$87,000	$23,500	-	$107,611	$218,111
	2012	$75,000	$10,000	-	$85,299	$170,299

Wen Liang Li Vice President, Chief Technology Officer and Director	2013	$77,000	$26,000	$57,324	-	$160,324
	2012	$76,000	$25,000	-	-	$101,000

(1)

Represents the full grant date fair value computed in accordance with FASB ASC Topic 718.For assumptions used in calculation of awards, see Note 17 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.

We do not have any employment agreements with any of our named executive officers. Bonus is based on performance. Key performance indicators used as criteria for determining bonuses include corporate profitability, sales growth, and corporate milestone achievements. On January 21, 2011, the Company granted Mr. Sun ten-year options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $3.55 per share. With respect to the grant, options to purchase 150,000 shares have vested, while 100,000 will vest on November 1, 2014. On November 14, 2013, the Company granted Mr. Sun ten-year option to purchase an aggregate of 40,000 shares of common stock at an exercise price of $2.63 per share, With respect to the grant, options to purchase 12,000 will vest on November 14, 2014, 12,000 on November 14, 2015 and 16,000 on November, 2016. On October 8, 2013, the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under the 2008 Omnibus Incentive Plan. Mr. Pan and Mr. Li received 106,000 and 80,000 RSAs, respectively. The RSAs granted in 2013 had the following vesting periods, 30% immediately upon grant, 30% on first anniversary of grant date, and 40% on second anniversary of grant date.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table sets forth the outstanding stock options for each of our named executive officers as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised options(#) exercisable	Number of Securities Underlying Unexercised options(#) unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares that have Not Vested (#)	Market Value of Shares that have not vested ($)(1)
Henry Sun	150,000	100,000(2)		3.55	11/1/2021	--	--
	-	40,000(3)		2.63	11/14/2023	--	--

Dang Yu Pan	-	-	-		-	74,200(4)	189,952

Wen Liang Li	-	-		-	-	56,000(4)	143,360

(1) Market value is based on the closing price of $2.56 of the Company’s common stock on December 31, 2013.

(2) Options vest on November 1, 2014.

(3) Options vest as follows: 12,000 options on November 14, 2014, 12,000 options on November 14, 2015 and 16,000 options on November 14, 2016.

(4) On October 15, 2013, Mr. Pan was granted 106,000 RSAs and Mr. Li was granted 80,000 RSAs under the 2008 Omnibus Incentive Plan. The shares vest on each anniversary of the date of grant with 30% of the shares vested on the date of grant, 30% vesting in 2014 and 40% vesting in 2015.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2013 by members of board of directors. Compensation information for Dang Yu Pan and Wen Liang Li is described in the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
T. Joseph Fisher, III	34,000	21,479	3,529	59,026
Xin Hai Li	18,000	10,748	--	28,748
Ping Li	18,000	10,748	--	28,748

(1)

Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of equity awards, see Note 17 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Highpower International, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,105,000	$2.82	632,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,105,000	N/A	632,000

As of March 28, 2014, there were 632,000 shares available for issuance pursuant to the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of March 28, 2014 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of March 28, 2014 certain information with respect to beneficial ownership of our common stock based on 13,978,106 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;
•	Each named executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of March 28, 2014 excludes 1,305,000 shares of our common stock issuable upon the exercise of outstanding options and warrants. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership		Percent of Class

Directors and Executive Officers
Dang Yu Pan	Chief Executive Officer and Chairman of the Board	3,038,073	(1)	21.7%

Wen Liang Li	Vice President, Chief Technology Officer and Director	2,114,770		15.1%

Wen Wei Ma	Vice President of Manufacturing	924,897		6.6%

Henry Sun	Chief Financial Officer and Corporate Secretary	150,000	(2)	1.1%

Xin Hai Li	Director	15,000		*

T. Joseph Fisher III	Director	45,000	(3)	*

Ping Li	Director	15,000		*

Officers and Directors as a Group (total of 9 persons)		6,494,770	(4)	45.7%

* Indicates beneficial ownership of less than 1.0%.

(1) Includes 269,959 shares held by a company that is 100% owned by Mr. Pan.

(2) Represents options exercisable for shares of the Company’s common stock.

(3) Includes 15,000 shares underlying options.

(4) Includes shares underlying options to purchase 225,000 shares of the Company’s common stock.

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

Guarantee Agreements

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer, has provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2013 and the guarantors of each loan.

Name of Bank	Amount Granted	Unused line of credit	Guaranteed by
Bank of China	$16,396,130	$1,922,458	Dang Yu Pan
Ping An Bank Co., Ltd	$11,477,291	$7,564,027	Dang Yu Pan
China Everbright Bank	$9,586,162	$1,382,194	Dang Yu Pan
Industrial and Commercial Bank of China	$6,558,452	$1,803,574	Dang Yu Pan
China Citic Bank	$7,378,259	$5,738,646	Dang Yu Pan
Industrial Bank Co., Ltd	$8,198,065	$6,558,452	Dang Yu Pan
Jiang Su Bank Co., Ltd	$4,918,839	-	Dang Yu Pan
The Shanghai Commercial & Saving bank	$3,000,000	1,250,000	-
Industrial and Commercial Bank of China (MACAU) LIMITED	$7,093,296	3,084,294	-

Total:	$74,606,494	$29,303,645

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents professional audit service fees and all the audit-related expenses rendered by Marcum Bernstein & Pinchuk LLP, who reviewed the Company’s quarterly financial statements and audited the annual financial statements for the year ended December 31, 2013 and December 31, 2012.

	Year ended December 31,
	2013	2012

Audit Fees(1)	$218,136	$198,123
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$218,136	$198,123

(1) These were fees for professional services performed by Marcum Bernstein & Pinchuk LLP for the review of quarterly financial reports and audit of annual financial statements in 2013 and 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 28, 2014.

Highpower International, Inc.
(Registrant)

Dated: March 28, 2014	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	March 28, 2014
/s/ Dang Yu Pan	Chairman of the Board
By: Dang Yu Pan	(Principal Executive Officer)

/s/ Henry Sun	Chief Financial Officer	March 28, 2014
By: Henry Sun	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Vice President, Chief Technology Officer and	March 28, 2014
By: Wen Liang Li	Director

/s/ Xin Hai Li	Director	March 28, 2014
By: Xin Hai Li

/s/ T. Joseph Fisher III	Director	March 28, 2014
By: T. Joseph Fisher III

/s/ Ping Li	Director	March 28, 2014
By: Ping Li

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Share Exchange Agreement, dated as of October 20, 2007, by and among the Registrant, Hong Kong Highpower Technology Company Limited and all of the shareholders of Hong Kong Highpower Technology Company Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

10.1	State-owned Land Use Rights Grant Contract No. 441302 – B – 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2	Comprehensive Credit Line Contract dated September 18, 2013 by and between Ping An Bank Co., Ltd. Shenzhen Xinzhou Branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee contracts (translated to English).

10.2(a)	Working Capital Loan Contract dated December3, 2013 by and between Ping An Bank Co., Ltd. Shenzhen Xinzhou Branch and Shenzhen Highpower Technology Company Limited (translated to English).

10.2(b)	Maximum Guarantee Contract between Ping An Bank Co., Ltd. Shenzhen Xinzhou Branch and Pan Dangyu
10.2(c)	Maximum Guarantee Contract between Ping An Bank Co., Ltd. Shenzhen Xinzhou Branch and Springpower Technology (Shenzhen) Company Limited
10.3	Working Capital Loan Contract dated September 17, 2013 by and between Shanghai Commercial & Savings Bank Ltd., Hong Kong Branch and Hong Kong Highpower Technology Company Limited.

10.4	Comprehensive Credit Line Contract dated September 4, 2013 by and between Bank of China Everbright Bank and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English) (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.4(a)

Working Capital Loan Contract dated September 5, 2013 by and between Bank of China Everbright Bank and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.5	Working Capital Loan Contract dated August 30, 2013 by and between Industrial and Commercial Bank of China Limited and Shenzhen Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.6	Working Capital Loan Contract dated August 26, 2013 by and between Shanghai Commercial & Savings Bank Limited, Hong Kong Branch and Hong Kong Highpower Technology Company Limited (incorporated by reference from Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.7	Comprehensive Credit Line Contract dated July 24, 2013 by and between Industrial Bank Co., Ltd. and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.7(a)	Working Capital Loan Contract dated July 24, 2013 by and between Industrial Bank Co., Ltd. and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.8	Maximum Amount Comprehensive Credit Line Contract dated June 21, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee contracts (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.8(a)	Working Capital Loan Contract dated July 25, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Shenzhen Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.9	Comprehensive Credit Line Contract dated June 21, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.9(a)	Working Capital Loan Contract dated September 26, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.10	Comprehensive Credit Line Contract dated March 29, 2013 by and between China CITIC Bank Shenzhen Branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee agreements (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

10.11	Credit Contract dated March 14, 2013 by and between Industrial and Commercial Bank of China(Macau) Limited and Hong Kong Highpower Technology Company Limited (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

10.11(a)	Working Capital Loan Contract dated July 29, 2013 by and between Industrial and Commercial Bank of China (Macau) Limited and Hong Kong Highpower Technology Company Limited (incorporated by reference from Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.12	Comprehensive Credit Line Contract dated January 25, 2013 by and between Bank of China Buji Sub-Branch and Springpower Technology Company Limited and corresponding guarantee and pledge agreements (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

10.13

Comprehensive Credit Line Contract dated January 10, 2013 by and between Bank of China Buji Sub-Branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee and pledge agreements (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

10.14*	2008 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (file no. 001-34098) filed with the Securities and Exchange Commission on October 31, 2008).
10.14(a)*

Form of Stock Option Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.14(b)*

Form of Restricted Stock Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.14(c)*

Form of Restricted Stock Unit Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.15	Land Use Right Agreement dated January 5, 2012 by and between Ganzhou Land and Resource Bureau and Ganzhou Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

23.1	Consent of Marcum Bernstein & Pinchuk LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan.

**	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGES

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F3

Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 2013 and 2012	F5

Consolidated Statements of Change in Equity for the Years ended December 31, 2013 and 2012	F6

Consolidated Statements of Cash Flows for the Years ended December 31, 2013 and 2012	F7

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012	F8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Highpower International, Inc.

We have audited the accompanying consolidated balance sheets of Highpower International, Inc. and Subsidiaries (together the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows (together the “consolidated financial statements”) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Highpower International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum Bernstein & Pinchuk LLP

New York, New York

March 31, 2014

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	7,973,459	6,627,334
Restricted cash	28,586,121	27,695,569
Accounts receivable, net	33,961,014	25,323,899
Notes receivable	1,014,891	392,242
Prepayments	4,969,743	3,223,795
Other receivables	1,063,656	802,907
Inventories	19,739,360	16,719,807

Total Current Assets	97,308,244	80,785,553

Property, plant and equipment, net	48,548,203	33,462,369
Land use right, net	4,421,415	4,423,348
Intangible asset, net	650,000	700,000
Deferred tax assets	802,225	762,954
Foreign currency derivatives assets	63,289	255,508

TOTAL ASSETS	151,793,376	120,389,732

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	40,026,698	27,509,195
Deferred revenue	675,521	661,178
Short-term loan	36,142,105	20,478,604
Notes payable	25,271,256	26,397,200
Other payables and accrued liabilities	7,801,431	4,485,918
Income taxes payable	1,279,658	1,180,469
Current portion of long-term loan	1,967,536	1,925,762

Total Current Liabilities	113,164,205	82,638,326

Long-term loan	3,935,071	5,777,286

TOTAL LIABILITIES	117,099,276	88,415,612

COMMITMENTS AND CONTINGENCIES

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	December 31,	December 31,
	2013	2012
EQUITY
Stockholder’s equity Preferred stock
(Par value: $0.0001, authorized: 10,000,000 shares, issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, authorized: 100,000,000 shares, 13,978,106 shares issued and outstanding at December 31, 2013 and 13,582,106 shares outstanding at December 31, 2012)	1,398	1,358
Additional paid-in capital	6,011,305	6,035,230
Statutory and other reserves	3,142,411	2,790,484
Retained earnings	18,390,875	17,291,584
Accumulated other comprehensive income	5,848,859	5,049,864

Total Equity for the Company’s Stockholders	33,394,848	31,168,520

Non-controlling interest	1,299,252	805,600

TOTAL EQUTIY	34,694,100	31,974,120

TOTAL LIABILITIES AND EQUITY	151,793,376	120,389,732

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the year ended December 31,
	2013	2012

Net sales	132,849,822	112,648,705
Cost of sales	(106,465,780)	(88,942,281)
Gross profit	26,384,042	23,706,424

Research and development expenses	(5,711,269)	(4,611,054)
Selling and distribution expenses	(6,188,176)	(5,347,692)
General and administrative expenses, including share-based compensation	(12,092,708)	(11,478,541)
Loss on exchange rate difference	(552,669)	(220,597)
Gain on derivative instruments	326,222	730,591
Total operation expenses	(24,218,600)	(20,927,293)

Income from operations	2,165,442	2,779,131

Other income	1,538,518	630,842
Interest expenses	(1,647,155)	(705,218)

Income before taxes	2,056,805	2,704,755

Income taxes expense	(718,016)	(1,132,340)
Net income	1,338,789	1,572,415

Less: net loss attributable to non-controlling interest	(112,429)	(144,607)
Net income attributable to the Company	1,451,218	1,717,022

Comprehensive income
Net income	1,338,789	1,572,415
Foreign currency translation gain	822,600	532,918
Comprehensive income	2,161,389	2,105,333

Less: comprehensive loss attributable to non-controlling interest	(88,824)	(146,932)
Comprehensive income attributable to the Company	2,250,213	2,252,265

Earnings per share of common stock attributable to the Company
- Basic	0.11	0.13
- Diluted	0.11	0.13

Weighted average common shares outstanding
- Basic	13,671,169	13,582,106
- Diluted	13,687,698	13,582,106

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Stated in US Dollars except Number of Shares)

	Preferred	Common stock		Additional	Statutory and	Retained	Accumulated other comprehensive	Non-controlling
	stock	Shares	Amount	paid-in capital	other reserves	earnings	income	interest	Total
Balance, December 31, 2011	-	13,582,106	1,358	5,831,237	2,726,390	15,638,656	4,514,621	-	28,712,262
Proceeds from non-controlling interest	-	-	-	-	-	-	-	952,532	952,532
Foreign currency translation adjustments	-	-	-	-	-	-	535,243	(2,325)	532,918
Share-based compensation expenses	-	-	-	203,993	-	-	-	-	203,993
Transfer to statutory and other reserves	-	-	-	-	64,094	(64,094)	-	-	-
Net income	-	-	-	-	-	1,717,022	-	(144,607)	1,572,415
Balance, December 31, 2012	-	13,582,106	1,358	6,035,230	2,790,484	17,291,584	5,049,864	805,600	31,974,120
Proceeds from non-controlling interest	-	-	-	(582,476)	-	-	-	582,476	-
Foreign currency translation adjustments	-	-	-	-	-	-	798,995	23,605	822,600
Share-based compensation expenses	-	396,000	40	558,551	-	-	-	-	558,591
Transfer to statutory and other reserves	-	-	-	-	351,927	(351,927)	-	-	-
Net income	-	-	-	-	-	1,451,218	-	(112,429)	1,338,789
Balance, December 31, 2013	-	13,978,106	1,398	6,011,305	3,142,411	18,390,875	5,848,859	1,299,252	34,694,100

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31,
	2013	2012
Cash flows from operating activities
Net income	1,338,789	1,572,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,523,583	2,090,403
Allowance for doubtful accounts	483,586	1,744,655
Loss on disposal of property, plant and equipment	263,454	71,473
Loss (gain) on derivative instruments	194,892	(236,709)
Deferred income tax	(23,410)	102,614
Share-based payment	426,779	203,993
Changes in operating assets and liabilities:
Accounts receivable	(8,511,464)	(5,650,965)
Notes receivable	(605,229)	127,414
Prepayments	(1,656,526)	1,063,693
Other receivables	(239,801)	248,026
Inventories	(2,618,611)	(3,020,127)
Accounts payable	14,566,891	6,624,896
Deferred revenue	-	653,015
Other payables and accrued liabilities	3,178,758	(2,503,482)
Income taxes payable	72,509	754,589
Net cash flows provided by operating activities	9,394,200	3,845,903
Cash flows from investing activities
Acquisition of plant and equipment	(19,981,373)	(11,646,583)
Acquisition of land use right	-	(1,327,754)
Net cash flows used in investing activities	(19,981,373)	(12,974,337)
Cash flows from financing activities
Proceeds from short-term bank loans	34,088,599	14,627,171
Repayment of short-term bank loans	(18,770,730)	(3,776,533)
Proceeds from notes payable	45,285,470	46,359,978
Repayment of notes payable	(46,960,375)	(38,188,330)
Repayment of letter credit	-	(2,880,000)
Proceeds from long-term bank loans	-	7,924,935
Repayment of long-term bank loans	(1,937,987)	(316,997)
Capital contribution from non-controlling interest	-	950,992
Increase in restricted cash	(350,756)	(14,696,735)
Net cash flows provided by financing activities	11,354,221	10,004,481
Effect of foreign currency translation on cash and cash equivalents	579,077	575,664
Net increase in cash and cash equivalents	1,346,125	1,451,711
Cash and cash equivalents - beginning of year	6,627,334	5,175,623
Cash and cash equivalents - end of year	7,973,459	6,627,334
Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	668,917	275,136
Interest expenses	1,647,155	1,247,217
Non-cash transactions
Accounts payable for construction in progress	1,294,963	3,767,497

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

Highpower was incorporated in the State of Delaware on January 3, 2006 to locate a suitable acquisition candidate. HKHTC was incorporated in Hong Kong on July 4, 2003. All other subsidiaries are incorporated in People's Republic of China ("PRC").

On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847).SZ Highpower holds 60% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 40%.

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

HIGHPOWERINTERNATIONAL, INC AND SUBSIDIARIES

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

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Non-controlling interests represent the equity interest in the GZ Highpower that is not attributable to the Company.

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

During the years ended December 31, 2013 and 2012, one major customer accounted for 10% or more of total net sales. The percentage of total net sales from this one major customer in the years ended December 31, 2013 and 2012 was 10.8% and 14.8%, respectively. During the years ended December 31, 2013 and 2012, one major supplier accounted for 10% or more of total purchase amount. The percentage of total purchase amount from this one major supply in the years ended December 31, 2013 and 2012 was 12.8% and14.0%, respectively.

None of the Company’s customers accounted for 10% or more of the accounts receivable as of December 31, 2013. One of the Company’s customers accounted for 16% of the accounts receivable as of December 31, 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

Restricted cash

Restricted cash include time deposits and cash security for bank acceptance bills.

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

Notes receivable

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months.

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

Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Buildings	2.5% - 10%
Furniture, fixtures and office equipment	20%
Leasehold improvement	50%
Machinery and equipment	10%
Motor vehicles	20%

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

An exclusive proprietary technology contributed by the four management founding members of GZ Highpower in exchange for the paid-in capital of GZ Highpower is recorded at the four management members’ historical cost basis of nil.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery of the product has occurred, title and risk of loss have transferred to the customers and collectability of the receivable is reasonably assured. The majority of domestic sales contracts transfer title and risk of loss to customers upon receipt. The majority of oversea sales contracts transfer title and risk of loss to customers when goods were delivered to the carriers. Revenue is presented net of any sales tax and value added tax.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no incentive programs.

Cost of Sales

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of revenues.

Shipping and handling

Shipping and handling expenses are recorded as selling expenses when occurred. Shipping and handling expenses relating to sales were $843,146 and $699,463 respectively for the years ended December 31, 2013 and 2012.

Research and development

Research and development expenses include expenses directly attributable to the conduct of research and development programs, including the expenses of salaries, employee benefits, materials, supplies, maintenance of research equipment. All expenses associated with research and development are expensed as incurred.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. No significant advertising expense was recorded for the years ended December 31, 2013 and 2012.

Share-Based Compensation

The Company recognizes compensation expense associated with the issuance of equity instruments to employees for their services. The fair value of the equity instruments is estimated on the date of grant and is expensed in the financial statements over the vesting period. The input assumptions used in determining fair value are the expected life, expected volatility, risk-free rate and the dividend yield.

Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the fair value of the equity instrument issued or committed to be issued, as this is more reliable than the fair value of the services received. The fair value is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of December 31, 2013 and 2012.

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

Most of the Company’s oversea sales are priced and settled with US$. At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in determining net income for the period in which the exchange rate changes. At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

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

Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. The company’s reportable segments are based on products, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Therefore the Company categorizes its business into three reportable segments, namely (i) Ni-MH Batteries; (ii) Lithium Batteries; and (iii) Material trading.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, deposits, trade and other payables and bank borrowings, approximate their fair values due to the short-term maturity of such instruments.

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

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

200,000 stock options with a dilutive effect of 16,529 shares were included in the computation of diluted EPS for the year ended December 31, 2013. There were 727,500 options and warrants outstanding as of December 31, 2012 which were not included in the calculation of diluted income per share for the year ended because their effect would have been anti-dilutive for their exercise prices were above the average market values in such periods.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements

As of March 28, 2014, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2013-01 through ASU 2014-05, which are not expected to have a material impact on the consolidated financial statements upon adoption.

3.	Restricted cash

As of December 31, 2013 and December 31, 2012, restricted cash consisted of the following:

	December 31,	December 31,
	2013	2012
	$	$

Securities for bank acceptance bill	14,132,921	10,906,456
Time deposit	14,453,200	16,789,113
	28,586,121	27,695,569

4.	Accounts receivable, net

As of December 31, 2013 and December 31, 2012, accounts receivable consisted of the following:

	December 31,	December 31,
	2013	2012
	$	$

Accounts receivable	36,467,233	27,353,677
Less: allowance for doubtful debts	2,506,219	2,029,778

	33,961,014	25,323,899

The Company experienced bad debt expenses of $483,586 and $1,744,655, respectively, during the years ended December 31, 2013 and 2012. The Company wrote off accounts receivables of $19,384 and $111,032, respectively, in the years ended December 31, 2013 and 2012.

The account receivable attributable to SZ Springpower, with a carrying amount of $19,018,181, was pledged as collateral for bank loans as of December 31, 2013.

5.	Prepayments

	December 31,	December 31,
	2013	2012
	$	$

Purchase deposits paid	2,876,267	1,120,911
Advances to staff	48,499	70,882
Other deposits and prepayments	1,012,358	1,261,523
Value-added tax prepayment	1,032,619	770,479

	4,969,743	3,223,795

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Other receivables

	December 31,	December 31,
	2013	2012
	$	$

Deposit for land use right	518,603	507,592
Others	545,053	295,315

	1,063,656	802,907

7.	Inventories

	December 31,	December 31,
	2013	2012
	$	$

Raw materials	4,281,232	4,237,094
Work in progress	2,047,627	2,678,471
Finished goods	13,087,995	9,647,671
Packing materials	20,591	12,727
Consumables	301,915	143,844

	19,739,360	16,719,807

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to their fair value. .

8.	Property, plant and equipment

	December 31,	December 31,
	2013	2012
	$	$
Construction in progress	6,681,652	20,769,452
Furniture, fixtures and office equipment	3,282,818	3,066,411
Leasehold improvement	940,089	99,477
Machinery and equipment	24,600,773	15,807,695
Motor vehicles Building	1,430,611 21,521,416	1,316,717 271,921
	58,457,359	41,331,673
Less: accumulated depreciation	9,909,156	7,869,304
	48,548,203	33,462,369

The Company recorded depreciation expenses of $2,377,118 and $1,950,205for the years ended December 31, 2013 and 2012, respectively.

The capitalized interest recognized in property, plant and equipment was $Nil and $541,999 for the years ended December 31, 2013 and December 31, 2012.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of December 31, 2013. The carrying amount of the buildings was estimated to be $10,867,411. No property, plant and equipment was pledged as collateral for bank loans as of December 31, 2012.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Land use rights

	December 31,	December 31,
	2013	2012
	$	$

Cost
Land located in Huizhou	3,520,752	3,446,001
Land located in Ganzhou	1,373,515	1,344,353
	4,894,267	4,790,354
Accumulated amortization	(472,852)	(367,006)

Net	4,421,415	4,423,348

As of December 31, 2013, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, the PRC and Ganzhou City, Jiangxi Province, the PRC. The land use rights for land with area of approximately 126,605 square meters and 58,669 square meters, which will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows

2014	96,465
2015	96,465
2016	96,465
2017	96,465
2018 and thereafter	4,035,555
4,421,415

The Company recorded amortization expenses of $96,465 and $90,198 for the years ended December 31, 2013 and 2012, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of December 31, 2013 and December 31, 2012.

10.	Intangible asset

	December 31,	December 31,
	2013	2012
	$	$

Cost of Consumer battery license fee	1,000,000	1,000,000
Accumulated amortization	(350,000)	(300,000)

Net	650,000	700,000

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

As of December 31, 2013, the Company had an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in selling and distribution costs for the years ended December 31, 2013 and 2012 were $50,000, and $50,000, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Other payables and accrued liabilities

	December 31,	December 31,
	2013	2012
	$	$

Accrued expenses	3,877,095	3,197,899
Royalty payable	582,486	570,120
VAT payable	1,406,086	59,928
Sales deposits received	1,574,258	430,503
Other payables	361,506	227,468

	7,801,431	4,485,918

12.	Taxation

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

Hong Kong

HKHTC, which was incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on the taxable income.

SZ Highpower has obtained the approval and is qualified as a High-Tech Enterprise ("NHTE") status by the Shenzhen Tax Bureau according to the PRC Enterprise Income Tax Law. It is eligible to enjoy a preferential tax rate of 15% from 2011 to 2013. SZ Highpower will reapply for High-Tech Enterprise status in 2014. If SZ Highpower fails to obtain the approval in 2014, SZ Highpower will be subject to income tax at a rate of 25% since the calendar years 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

SZ Springpower received High-Tech Enterprise ("NHTE") status in 2013, which is valid for 3 calendar years. As a result, SZ Springpower is entitled to a preferential enterprise income tax rate of 15% from 2013 to 2015. SZ Springpower will reapply for High-Tech Enterprise status in 2016. If SZ Springpower fails to obtain the approval in 2016, SZ Springpower will be subject to income tax at a rate of 25% since the calendar years 2016.

All the other PRC subsidiaries are not entitled to any tax holiday and were subject to income tax at a rate of 25% for calendar years 2013 and 2012.

The components of the provision for income taxes expenses are:

	For the year ended December 31,
	2013	2012
	$	$
Current	741,426	1,029,726
Deferred	(23,410)	102,614

Total	718,016	1,132,340

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	For the year ended December 31,
	2013	2012
	$	$
Income before tax	2,056,805	2,704,755

Provision for income taxes at applicable income tax rate	484,314	747,784
Effect of preferential tax rate	(369,502)	(330,897)
Non-deductible expenses	87,945	103,099
Change in valuation allowance	515,259	612,354

Effective enterprise income tax	718,016	1,132,340

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	For the year ended December 31,
	2013	2012
	$	$
Tax loss carry-forward	2,601,823	2,025,888
Allowance for doubtful receivables	112,446	72,124
Allowance for inventory obsolescence	46,441	111,227
Fair value change of currency forwards	(9,493)	(11,372)
Difference for sales cut-off	46,824	49,364
Deferred revenue	168,880	165,295
Total gross deferred tax assets	2,966,921	2,412,526
Valuation allowance	(2,164,696)	(1,649,572)

Total net deferred tax assets	802,225	762,954

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $25,271,256 and $26,397,200 as of December 31, 2013 and 2012, respectively.

14.	Short-term loans

	December 31,	December 31,
	2013	2012
	$	$
Short- term bank loans guaranteed and repayable within one year	36,142,105	20,478,604

As of December 31, 2013, the above bank borrowings were for working capital and capital expenditure purposes. $12,478,839 of the short-term borrowings as of December 31, 2013 will be due and repayable before March 31, 2014.

The borrowings were secured by personal guarantees executed by certain directors of the Company, a land use right with carrying amount $3,098,262, real properties with a carrying amount of $10,867,411 and trade receivable attributable to SZ Springpower with a carrying amount of $19,018,181.

The borrowings were primarily obtained from 9 banks with interest rates ranging from 1.5% to 7.5% per annum as of December 31, 2013.The interest expenses were $1,128,578 and $759,213 for the year ended December 31, 2013 and 2012, respectively.

15.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of December 31, 2013 and December 31, 2012:

	December 31, 2013
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,558,452	1,803,574
China Citic Bank	3/29/2013	3/29/2014	7,378,259	5,738,646
Bank of China	1/25/2013	1/25/2014 (i)	3,689,129	247,582
Bank of China	1/10/2013	1/10/2014 (i)	12,707,001	1,674,876
China Everbright Bank	5/30/2013	5/29/2014	8,438,433	1,382,194
China Everbright Bank	9/4/2013	9/3/2014	1,147,729	-
Industrial Bank Co., Ltd	7/24/2013	7/24/2014	8,198,065	6,558,452
Jiang Su Bank Co., Ltd	6/21/2013	6/20/2014	4,918,839	-
Ping An Bank	11/12/2013	9/17/2014	11,477,291	7,564,027
Shanghai Commercial & Saving Bank	8/29/2013	8/29/2014	3,000,000	1,250,000
Industrial and Commercial Bank of China(MACAU) LIMITED	7/29/2013	1/29/2014	7,093,296	3,084,294
Total			74,606,494	29,303,645

(i) The lines of credit from Bank of China matured at each maturity dates. No renewal agreement was signed after maturity dates.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

	December 31, 2012
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	1/13/ 2012	1/12/2013	8,024,008	457,047
Wing Lung Bank Ltd.	3/29/2012	3/28/2013	2,600,000	-
Wing Lung Bank Ltd.	4/20/2012	4/19/2013	2,709,398	-
Shanghai Commercial & Savings Bank	7/31/2012	6/7/2013	4,000,000	-
Shanghai Commercial &Savings Bank	8/29/2012	8/29/2013	2,600,000	850,000
Shanghai Commercial &Savings Bank	9/7/2012	9/6/2013	6,000,000	3,000,000
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,419,206	2,321,345
Shenzhen Development Bank Co., Ltd	12/7/2012	11/21/2013	22,467,222	13,645,467
China Everbright Bank	8/1/2012	7/31/2013	8,024,008	8,024,008
China Resources Bank Of Zhuhai	4/28/2012	4/28/2013	6,419,206	6,419,206
Total			69,263,048	34,717,073

The lines of credits from Bank of China, Industrial and Commercial Bank of China, China Citic Bank, Jiang Su Bank, Ping An Bank, Industrial Bank Co. Ltd and China Everbright Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: the borrower may not serve as a guarantor for more than double its net assets; the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; the borrower must provide monthly reports to certain lenders describing the actual use of loans; the borrower may need to obtain approval to engage in major corporate transactions; and the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of December 31, 2013 and December 31, 2012, the Company was in compliance with all material covenants in its loan agreements.

16.	Long-term loans

	December 31,	December 31,
	2013	2012
	$	$

Long term loans from Bank of China	5,902,607	7,703,048
Less: current portion of long-term borrowings	1,967,536	1,925,762
Long-term borrowings, net of current portion	3,935,071	5,777,286

On January 13, 2012, the Company borrowed $8,198,065 (RMB50 million) from Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is five-year long-term loan, with an annual interest rate of 7.04%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of December 31, 2013. Interest expenses are to be paid quarterly.

The interest expenses were $518,577 and $488,004 for the year ended December 31, 2013 and 2012, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
2014	1,967,536
2015	1,967,536
2016	1,967,535
5,902,607
F-20

HIGHPOWERINTERNATIONAL, INC. AND SUBSIDIARIES

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of December 31, 2013, approximately 632,000 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

Share-based compensation related to employees

	Number of Shares		Weighted Average Exercise Price	Remaining Contractual Term in Years

Outstanding, January 1, 2012	630,000		3.04	9.23

Granted	100,000		$1.15	-
Exercised	-		-	-
Forfeited Canceled	(65,000	)-	$2.51-	- -

Outstanding, December 31, 2012	665,000		$2.81	8.35
Exercisable, December 31, 2012	240,000		3.23	8.16
Vested and expected to vest, December 31, 2012	636,112		$2.82	8.35
F-21

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based compensation (continued)

Share-based compensation related to employees (continued)

	Number of Shares		Weighted Average Exercise Price	Remaining Contractual Term in Years

Outstanding, January 1, 2013	665,000		2.81	8.35

Granted	540,000		$2.63	-
Exercised	-		-	-
Forfeited Canceled	(100,000	)-	$1.15-	- -

Outstanding, December 31, 2013	1,105,000		$2.87	8.51
Exercisable, December 31, 2013	380,000		3.14	7.19
Vested and expected to vest, December 31, 2013	940,022		$2.90	8.33

The aggregate intrinsic value of options exercisable and options vested and expected to vest at December 31, 2013 was Nil. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the year ended December 31, 2013, the Company granted options to purchase 540,000 shares of common stock to 70 employees at a weighted average exercise price of $2.63 per share. During the year ended December 31, 2013, one employee had resigned and options to purchase a total of 100,000shares had been forfeited in accordance with the terms and conditions of the 2008 Plan.

The weighted-average fair value of options granted to employees for the year ended December 31, 2013 was $1.81 per share as calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

	For the year ended December 31,
	2013	2012

Expected volatility	79.47%	71.78%
Risk-free interest rate	1.69%	1.09%
Expected term from grant date (in years)	6.05	6.25
Dividend rate	-	-
Fair value	$1.81	$0.74

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based compensation (continued)

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

Expected Volatility

The Company has limited stock trading history and it is not able to reasonably estimate the fair value of its equity share options because it is not practicable for it to estimate the expected volatility of its share price. The expected volatilities used for the year ended December 31, 2013 are based upon the volatilities of a peer group of comparable publicly traded companies. This peer group was selected by the Company using criteria including similar industry, similar stage of development and comparable market capitalization.

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

During the year ended December 31, 2013 the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted stock awards (“RSA”) under 2008 Plan. The RSA granted in 2013 had the following vesting periods, 30% immediately upon grand, 30% on first anniversary of grant date, and 40% on second anniversary of grant date. The RSA are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee. There were no RSA grants prior to 2013.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based compensation (continued)

Share-based compensation to nonemployees

On July 15, 2013, the Company entered into an agreement with a consulting firm. In return for the consulting firm’s financial advisory service in the coming two years, the Company issued an aggregate of 150,000 shares of the Company’s restricted stock to the consulting firm on August 15, 2013. The restricted stocks were fully vested upon issuance. The fair value of the restricted stocks was $171,000, which was based on the closing market price of the Company’s common stock on August 15, 2013. The share-based compensation is being amortized during a two year period.

Pursuant to the above agreement, the Company would also issue another 150,000 shares of the Company’s restricted stock to the consulting firm after a specific financing target is completed. Neither were the restricted stocks issued nor was the consulting firm’s performance completed as of December 31, 2013. However, the consulting firm was considered to have a performance commitment as of July 15, 2013 because of sufficiently large disincentives for nonperformance. Hence, July 15, 2013 was considered to be the measurement date of the restricted stock. The fair value of the restricted stock was zero, which was the lowest aggregate amount in the case of failure to accomplish the specific financing target.

Pursuant to the above agreement, the Company would issue to the consulting firm five year warrants to purchase 200,000 shares of the Company’s common stock within 180 days upon execution of the agreement in return for the financial advisory service in the coming two years. Neither were the warrants issued nor was the consulting firm’s performance completed as of December 31, 2013. Besides, the consulting firm was considered to have no performance commitment because no specific target is the prerequisite of the warrants. Hence, no share-based compensation for the warrants was recognized as of December 31, 2013. The warrants were issued to the consulting firm on January 17, 2014.

The following table summarizes the restricted stock and RSA award activities for 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Remaining Contractual Term in Years

Outstanding, January 1, 2013		-

Granted	396,000	2.18
Released	(223,800)	1.69
Forfeited	-	-
Outstanding, December 31, 2013	172,200	2.81	0.95
Expected to vest, December 31, 2013	138,924	2.81	1.77

Total share-based payment expenses

No share-based payment expense was capitalized in the periods presented. As of December 31, 2013 the gross amount of unrecognized share-based compensation expense relating to unvested share-based compensation was approximately $1.6 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.90 years.

In connection with the share-based compensation to employees and nonemployees, the Company recorded charges of $387,089 and $39,690 and $202,976 and $1,017, respectively, for the years ended December 31, 2013 and 2012.

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

The following tables set forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012
	$	$
Numerator:
Net income attributable to the Company	1,451,218	1,717,022

Denominator:
Weighted-average shares outstanding
- Basic	13,671,169	13,582,106
-diluted	13,687,698	13,582,106

Earnings per common share
- Basic	0.11	0.13
- diluted	0.11	0.13

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. 200,000 stock options with a dilutive effect of 16,529 shares were included in the computation of diluted EPS for the year ended December 31, 2013. In 2012 Stock options totaled 680,000 shares and warrants totaled 47,500 shares that could potentially dilute earnings per share in the future which were not included in the calculation of diluted earnings per share because they would have been anti-dilutive since the stock’s average market price did not exceed the exercise price.

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

The total amounts for such employee benefits, which were expensed as incurred, were $1,613,765and $1,014,648 for the years ended December 31, 2013 and 2012, respectively.

20.	Non-controlling interest

GZ Highpower is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements while with a non-controlling interest recognized. GZ Highpower is engaged in processing, marketing and research of battery materials. The Company holds 60% interest of GZ Highpower as of December 31, 2013 and 2012.

On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847). SZ Highpower contributed to the increased paid-in capital with cash of RMB 9,000,000 ($1,456,193), while the non-controlling shareholders contributed with an exclusive proprietary technology with fair value of 6,000,000 ($970,795). The exclusive proprietary technology, however, was recorded at the four management members’ historical cost basis of nil. Therefore, an increase of $582,477, which was the 40% of the RMB 9,000,000 ($1,456,193), was recorded in non-controlling interest.

As of December 31, 2013 and 2012, non-controlling interest related to GZ Highpower in the consolidated balance sheet was $1,299,252 and $805,600, respectively.

For the years ended December 31, 2013 and 2012, non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $112,429 and $144,607, respectively.

21.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2014 to 2017,with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of December 31, 2013 are as follows:

$
2014	1,457,262
2015	1,388,839
2016	1,332,218
2017	336,744

4,515,063

Rent expenses for the years ended December 31, 2013 and 2012 were$1,343,045 and $1,269,334, respectively.

Capital commitments

The Company had contracted capital commitments of $990,031 for the construction of the Ganzhou plant as of December 31, 2013 and $791,934 for the construction of the Huizhou plant as of December 31, 2012.

HIGHPOWERINTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

22.	Segment information

The reportable segments are components of the Company which offer different products and are separately managed, with separate financial information available that is separately evaluated regularly by the Company’s chief operating decision maker (“CODM”) in determining the performance of the business. The Company categorizes its business into three reportable segments, namely (i) Ni-MH Batteries; (ii) Lithium Batteries; and (iii) New Materials.

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	For the year ended December 31,
	2013	2012
	$	$
Net sales
Ni-MH Batteries	72,886,102	71,819,728
Lithium Batteries	57,935,104	37,957,303
New Materials	2,028,616	2,871,674
Total	132,849,822	112,648,705

Cost of Sales
Ni-MH Batteries	59,131,594	55,739,327
Lithium Batteries	45,515,519	30,534,965
New Materials	1,818,667	2,667,989
Total	106,465,780	88,942,281

Gross Profit
Ni-MH Batteries	13,754,508	16,080,401
Lithium Batteries	12,419,585	7,422,338
New Materials	209,949	203,685
Total	26,384,042	23,706,424

	December 31,2013	December 31,2012
	$	$
Total Assets
Ni-MH Batteries	66,960,366	64,232,869
Lithium Batteries	76,357,912	51,806,058
New Materials	8,475,098	4,350,805
Total	151,793,376	120,389,732

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	For the year ended December 31,
	2013	2012
	$	$
Net sales
China (including Hong Kong)	78,720,514	55,427,151
Asia, others	14,905,869	14,690,026
Europe	28,606,470	26,782,320
North America	9,572,209	14,639,386
South America	490,728	526,851
Africa Others	362,449 191,583	204,632 378,339

	132,849,822	112,648,705

	December 31,	December 31,
	2013	2012
	$	$
Accounts receivable
China (including Hong Kong)	24,554,617	15,575,555
Asia, others	3,278,001	2,435,129
Europe	5,191,444	5,537,976
North America	863,156	1,632,644
South America Africa	50,691 25	97,097 35,164
Others	23,080	10,334

	33,961,014	25,323,899

23.	Subsequent events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and identified following event:

On January 17, 2014, the Company issued to a consultant five-year warrants to purchase 100,000 shares of common stock with an exercise price per share of $3.80 and 100,000 shares with an exercise price per share of $2.20 per share. The warrants were issued pursuant to the terms of a consulting agreement entered into in July 2013 and pursuant to which the Company also issued an aggregate of 150,000 shares of common stock on August 15, 2013.

