Form 10-Q
period 2014-03-31
Highpower International, Inc.
filed 2014-05-15
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

The registrant had 15,052,158 shares of common stock, par value $0.0001 per share, outstanding as of May 12, 2014.

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	5,137,477	7,973,459
Restricted cash	21,470,419	28,586,121
Accounts receivable, net	28,048,843	33,961,014
Notes receivable	1,526,360	1,014,891
Prepayments	5,448,693	4,969,743
Other receivables	1,079,497	1,063,656
Inventories	20,066,716	19,739,360

Total Current Assets	82,778,005	97,308,244

Property, plant and equipment, net	49,173,769	48,548,203
Land use right, net	4,356,203	4,421,415
Intangible asset, net	637,500	650,000
Deferred tax assets	1,213,139	802,225
Foreign currency derivatives assets	-	63,289

TOTAL ASSETS	138,158,616	151,793,376

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Foreign currency derivatives liabilities	73,980	-
Accounts payable	43,402,418	40,026,698
Deferred revenue	1,677,967	675,521
Short-term loan	25,453,672	36,142,105
Notes payable	19,113,705	25,271,256
Other payables and accrued liabilities	7,502,113	7,801,431
Income taxes payable	1,587,134	1,279,658
Current portion of long-term loan	1,951,124	1,967,536

Total Current Liabilities	100,762,113	113,164,205

Long-term loan	3,414,468	3,935,071

TOTAL LIABILITIES	104,176,581	117,099,276

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 13,978,106 shares issued and outstanding at March 31, 2014 and December 31, 2013)	1,398	1,398
Additional paid-in capital	6,626,371	6,011,305
Statutory and other reserves	3,142,411	3,142,411
Retained earnings	17,455,726	18,390,875
Accumulated other comprehensive income	5,518,310	5,848,859

Total equity for the Company’s stockholders	32,744,216	33,394,848

Non-controlling interest	1,237,819	1,299,252

TOTAL EQUITY	33,982,035	34,694,100

TOTAL LIABILITIES AND EQUITY	138,158,616	151,793,376

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except Number of Shares)

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
	$	$

Net sales	29,160,314	24,399,372
Cost of sales	(23,229,369)	(19,636,192)
Gross profit	5,930,945	4,763,180

Research and development expenses	(1,811,952)	(1,102,468)
Selling and distribution expenses	(1,537,160)	(1,395,402)
General and administrative expenses, including share-based compensation	(3,571,280)	(2,805,391)
Gain (loss) on exchange rate difference	102,593	(39,947)
Gain (loss) on derivative instruments	(137,281)	109,948
Total operating expenses	(6,955,080)	(5,233,260)

Loss from operations	(1,024,135)	(470,080)

Other income	541,420	216,149
Interest expenses	(595,381)	(336,266)

Loss before taxes	(1,078,096)	(590,197)

Income taxes benefit (expenses)	92,151	(48,219)
Net loss	(985,945)	(638,416)

Less: net loss attributable to non-controlling interest	(50,796)	(29,536)
Net loss attributable to the Company	(935,149)	(608,880)

Comprehensive loss
Net loss	(985,945)	(638,416)
Foreign currency translation loss	(341,186)	(228,054)
Comprehensive loss	(1,327,131)	(866,470)

Less: comprehensive loss attributable to non-controlling interest	(61,433)	(34,218)
Comprehensive loss attributable to the Company	(1,265,698)	(832,252)

Loss per share of common stock attributable to the Company - Basic and diluted	(0.07)	(0.04)

Weighted average number of common shares outstanding - Basic and diluted	13,978,106	13,582,106

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net loss	(985,945)	(638,416)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,011,801	568,719
Allowance for doubtful accounts	-	(4,252)
Loss on disposal of property, plant and equipment	37,244	36,903
Loss on derivative instruments	137,281	129,749
Deferred income tax	(418,906)	(111,704)
Share based payment	400,946	49,039
Changes in operating assets and liabilities
Accounts receivable	5,681,371	2,583,851
Notes receivable	(521,988)	(244,230)
Prepayments	(519,476)	(694,174)
Other receivable	(24,811)	35,795
Inventories	(493,677)	505,048
Accounts payable	3,911,914	1,698,223
Deferred revenue	1,012,063	-
Other payables and accrued liabilities	(237,561)	876,198
Income taxes payable	319,409	(254,421)
Net cash flows provided by operating activities	9,309,665	4,536,328

Cash flows from investing activities
Acquisition of plant and equipment	(2,403,047)	(3,025,300)
Net cash flows used in investing activities	(2,403,047)	(3,025,300)

Cash flows from financing activities
Proceeds from short-term bank loans	295,426	9,339,810
Repayment of short-term bank loans	(10,824,720)	(5,786,540)
Repayment of long-term bank loans	(489,708)	(477,981)
Proceeds from notes payable	6,192,247	5,474,476
Repayment of notes payable	(12,159,236)	(13,083,414)
Increase in restricted cash	6,920,453	945,392
Net cash flows used in financing activities	(10,065,538)	(3,588,257)
Effect of foreign currency translation on cash and cash equivalents	322,938	155,681
Net decrease in cash and cash equivalents	(2,835,982)	(1,921,548)
Cash and cash equivalents - beginning of period	7,973,459	6,627,334
Cash and cash equivalents - end of period	5,137,477	4,705,786

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	7,346	414,343
Interest expenses	595,381	336,266
Non-cash transactions
Accounts payable for construction in progress	797,753	2,189,363

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2014, its consolidated results of operations and cash flows for the three month periods ended March 31, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During the three months ended March 31, 2014 and 2013, there was one customer, Energizer Holdings, Inc., that accounted for 10% or more of total net sales. The percentages of total net sales to Energizer Holdings, Inc. in the three months ended March 31, 2014 and 2013 were 10.6% and 13.6%, respectively.

During the three months ended March 31, 2014 and 2013, one major supplier accounted for 10% or more of purchase amount. The percentages of total purchase amount from this one major supplier in the three months ended March 31, 2014 and 2013 were 10.1% and 14.8%, respectively.

One of the Company’s customers accounted for 10.3% of the accounts receivable as of March 31, 2014. None of the Company’s customers accounted for 10% or more of the accounts receivable as of December 31, 2013.

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

Government grants

Government grants are recognized when received and all the conditions for their receipt have been met.

Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets are recognized as deferred revenue in the consolidated balance sheet and transferred to profit or loss on a systematic and rational basis over the useful lives of the related assets. As of March 31, 2014 and December 31, 2013, the Company recorded deferred revenue of $1,677,967 and $675,521, respectively, for the government grants to purchase of non-current assets.

Government grants as the compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related cost are recognized in profit or loss in the period in which they become receivable. In the three months ended March 31, 2014 and 2013, approximately $94,591 and $19,597 of government grants were recognized as other income, respectively.

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

Shipping and handling

Shipping and handling expenses are recorded as selling expenses when occurred. Shipping and handling expenses relating to sales were $207,187 and $180,664 respectively for the three months ended March 31, 2014 and 2013.

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

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No significant advertising expense was recorded for the three months ended March 31, 2014 and 2013.

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

Share-based compensation associated with the issuance of equity instruments to nonemployees is measured with the fair value of the equity instrument issued or committed to be issued, as this is more reliable than the fair value of the services received. The fair value is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of March 31, 2014 and December 31, 2013.

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

Loss per share

Basic earnings per share (“EPS”) is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

There were 1,136,515 and 727,500 options and warrants outstanding as of March 31, 2014 and 2013 respectively, which were not included in the computation of diluted EPS for the periods ended March 31, 2014 and 2013 because of the net loss sustained for the three months ended March 31, 2014 and 2013.

Recently issued accounting pronouncements

As of May 14, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01 up to ASU 2014-8, which are not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Restricted cash

As of March 31, 2014 and December 31, 2013, restricted cash consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$

Securities for bank acceptance bill	9,739,284	14,132,921
Time deposit	11,731,135	14,453,200
	21,470,419	28,586,121

4.	Accounts receivable, net

As of March 31, 2014 and December 31, 2013, accounts receivable consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$

Accounts receivable	30,545,092	36,467,233
Less: allowance for doubtful debts	2,496,249	2,506,219

	28,048,843	33,961,014

The Company experienced bad debt expenses of $nil during the three months ended March 31, 2014 and reversed bad debt expense of $4,252 during the three months ended March 31, 2013.

The Company wrote off accounts receivable of $2,959 and $nil, respectively, in the three months ended March 31, 2014 and 2013.

The account receivable attributable to SZ Springpower, with a carrying amount of $13,411,203, was pledged as collateral for bank loans as of March 31, 2014.

5.	Prepayments

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$

Purchase deposits paid	2,686,438	2,876,267
Value-added tax prepayment	1,255,203	1,032,619
Deferred share-based compensation	345,933	131,812
Rental deposit	207,351	209,095
Deferred insurance fee	201,358	53,297
Advances to staff for operations	141,178	48,499
Other deposits and prepayments	611,232	618,154

	5,448,693	4,969,743

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

6.	Other receivables

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$

Deposit for land use right	514,277	518,603
Others	565,220	545,053

	1,079,497	1,063,656

7.	Inventories

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$

Raw materials	4,872,102	4,281,232
Work in progress	1,965,697	2,047,627
Finished goods	12,909,610	13,087,995
Packing materials	15,502	20,591
Consumables	303,805	301,915

	20,066,716	19,739,360

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to fair value.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Property, plant and equipment, net

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$
Cost
Construction in progress	6,819,363	6,681,652
Furniture, fixtures and office equipment	3,287,681	3,282,818
Leasehold improvement	1,189,228	940,089
Machinery and equipment	25,635,475	24,600,773
Motor vehicles	1,419,079	1,430,611
Building	21,341,904	21,521,416
	59,692,730	58,457,359
Less: accumulated depreciation	10,518,961	9,909,156

	49,173,769	48,548,203

The Company recorded depreciation expenses of $970,857 and $532,439 for the three months ended March 31, 2014 and 2013, respectively.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of March 31, 2014 and December 31, 2013. The carrying amount of the building was estimated to be $10,721,650 and $10,867,411, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Land use rights, net

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$

Cost
Land located in Huizhou	3,491,385	3,520,752
Land located in Ganzhou	1,362,058	1,373,515
	4,853,443	4,894,267
Accumulated amortization	(497,240)	(472,852)

Net	4,356,203	4,421,415

As of March 31, 2014, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows

$
Remaining 2014	85,332
2015	113,776
2016	113,776
2017	113,776
2018	113,776
2019 and thereafter	3,815,767
4,356,203

The Company recorded amortization expenses of $28,444 and $23,780 for the three months ended March 31, 2014 and 2013, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of March 31, 2014 and December 31, 2013.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Intangible asset

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(362,500)	(350,000)

Net	637,500	650,000

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

As of March 31, 2014 and December 31, 2013, the Company had an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in selling and distribution expenses were $12,500 for the three months ended March 31, 2014 and 2013.

11.	Other payables and accrued liabilities

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$

Accrued expenses	3,945,975	3,877,095
Royalty payable	577,627	582,486
VAT payable	669,525	1,406,086
Sales deposits received	1,935,731	1,574,258
Other payables	373,255	361,506

	7,502,113	7,801,431

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation

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

SZ Highpower has obtained the approval and is qualified as a High-Tech Enterprise ("NHTE") status by the Shenzhen Tax Bureau according to the PRC Enterprise Income Tax Law. It is eligible to enjoy a preferential tax rate of 15% from 2011 to 2013. SZ Highpower will reapply for High-Tech Enterprise status in the second quarter of 2014. If SZ Highpower fails to obtain the approval in 2014, SZ Highpower will be subject to income tax at a rate of 25% starting with calendar year 2014.

SZ Springpower received High-Tech Enterprise ("NHTE") status in 2013, which is valid for 3 calendar years. As a result, SZ Springpower is entitled to a preferential enterprise income tax rate of 15% from 2013 to 2015. SZ Springpower will reapply for High-Tech Enterprise status in 2016. If SZ Springpower fails to obtain the approval in 2016, SZ Springpower will be subject to income tax at a rate of 25% starting with calendar year 2016.

All the other PRC subsidiaries are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2014 and 2013.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The components of the provision for income taxes expenses are:

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
	$	$
Current	326,755	159,923
Deferred	(418,906)	(111,704)

Total	(92,151)	48,219

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
	$	$
Loss before tax	(1,078,096)	(590,197)

Provision for income taxes at applicable income tax rate	(306,966)	(156,621)
Effect of preferential tax rate	(23,134)	56,494
Non-deductible expenses	18,138	25,787
Change in valuation allowance	219,811	122,559

Effective enterprise income tax	(92,151)	48,219

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$
Tax loss carry-forward	3,019,592	2,601,823
Allowance for doubtful receivables	111,066	112,446
Allowance for inventory obsolescence	100,784	46,441
Fair value change of currency forwards	11,097	(9,493)
Difference for sales cut-off	36,107	46,824
Deferred Revenue	318,684	168,880
Total gross deferred tax assets	3,597,330	2,966,921
Valuation allowance	(2,384191)	(2,164,696)

Total net deferred tax assets	1,213,139	802,225

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $19,113,705 and $25,271,256 as of March 31, 2014 and December 31, 2013, respectively.

14.	Short-term loans

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$
Short- term bank loans guaranteed and repayable within one year	25,453,672	36,142,105

As of March 31, 2014, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $3,054,962, the building with a carrying amount of $10,721,650 and a trade receivable with a carrying amount of $13,411,203.

The loans were primarily obtained from 7 banks with interest rates ranging from 1.3% to 7.8% per annum. The interest expenses were $491,763 and $184,981 for the three months ended March 31, 2014 and 2013, respectively.

15.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	3/10/2014	3/10/2015	12,601,012	7,608,579
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,503,748	3,251,874
China Everbright Bank	5/30/2013	5/29/2014	6,503,748	1,665,654
China Everbright Bank	9/4/2013	9/3/2014	1,138,156	-
Industrial Bank Co., Ltd	7/24/2013	7/24/2014	8,129,685	6,503,748
Jiang Su Bank Co., Ltd	6/21/2013	6/20/2014	4,877,811	-
Ping An Bank	11/12/2013	9/17/2014	11,381,559	4,912,443
Shanghai Commercial & Saving Bank	8/29/2013	8/29/2014	3,000,000	1,250,000

Total			54,135,719	25,192,298

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.	Lines of credit (continued)

	December 31, 2013
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,558,452	1,803,574
China Citic Bank	3/29/2013	3/29/2014	7,378,259	5,738,646
Bank of China	1/25/2013	1/25/2014	3,689,129	247,582
Bank of China	1/10/2013	1/10/2014	12,707,001	1,674,876
China Everbright Bank	5/30/2013	5/29/2014	8,438,433	1,382,194
China Everbright Bank	9/4/2013	9/3/2014	1,147,729	-
Industrial Bank Co., Ltd	7/24/2013	7/24/2014	8,198,065	6,558,452
Jiang Su Bank Co., Ltd	6/21/2013	6/20/2014	4,918,839	-
Ping An Bank	11/12/2013	9/17/2014	11,477,291	7,564,027
Shanghai Commercial & Saving Bank	8/29/2013	8/29/2014	3,000,000	1,250,000
Industrial and Commercial Bank of China(MACAU) LIMITED	7/29/2013	1/29/2014	7,093,296	3,084,294
Total			74,606,494	29,303,645

The lines of credits from Bank of China, Industrial and Commercial Bank of China, China Everbright Bank, Jiang Su Bank, Industrial Bank Co. Ltd, Ping An Bank Co., Ltd and China Citic Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of March 31, 2014 and December 31, 2013, the Company was in compliance with all material covenants in its loan agreements.

16.	Long-term loans

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$
Long term loans from Bank of China	5,365,592	5,902,607
Less: current portion of long-term borrowings	1,951,124	1,967,536
Long- term bank loans, net of current portion	3,414,468	3,935,071

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Long-term loans (continued)

On January 13, 2012, the Company borrowed $8,129,685 (RMB50 million) from the Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is a five-year long-term loan, with an annual interest rate of 7.04%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of March 31, 2014. Interest expenses are to be paid quarterly.

The interest expenses were $103,618 and $151,285 for the three months ended March 31, 2014 and 2013, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on each of September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
Remaining 2014	1,463,344
2015	1,951,124
2016	1,951,124
5,365,592

17.	Share-based Compensation

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction As of March 31, 2014, approximately 632,000 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based Compensation (continued)

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years

Outstanding, January 1, 2014	1,105,000	$2.87	8.51

Granted	-	$-
Exercised	(160,000)	$2.69
Forfeited	(8,485)	$2.63

Outstanding, March 31, 2014	936,515	$2.90	8.45
Exercisable, March 31, 2014	220,000	$3.47	6.83
Vested and expected to vest, March 31, 2014	851,571	$2.92	8.37

The aggregate intrinsic value of options vested and expected to vest as of March 31, 2014 and December 31, 2013 was approximately $2.0 million and Nil, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the three months ended March 31, 2014, the Company did not grant any new options to employees. One employee exercised his options to purchase 160,000 shares of the Company’s common stock, but the issuance of shares was not completed as of March 31, 2014. One employee had resigned and his options to purchase a total of 8,485 shares of the Company’s common stock were forfeited.

During the three months ended March 31, 2013, no options was granted, exercised or forfeited.

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based Compensation (continued)

Restricted Stock Awards Granted to Employees

During the year ended December 31, 2013 the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under 2008 Plan. The RSA granted in 2013 had the following vesting periods; 30% immediately upon grant, 30% vest on first anniversary of the grant date, and 40% vest on the second anniversary of grant date. The RSAs are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee. There were no RSAs granted to employees during the three months ended March 31, 2014 and 2013.

The following table summarizes the restricted stock awards activities for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years

Outstanding, January 1, 2014	172,200	$2.81	0.95

Granted	-	$-
Exercised	-	$-
Forfeited

Outstanding, March 31, 2014	172,000	$2.81	0.48
Expected to vest, March 31, 2014	155,219	$2.81	1.52

Share-based Compensation to Nonemployees

On July 15, 2013, the Company entered into an agreement with a consulting firm. In return for the consulting firm’s financial advisory service in the coming two years, the Company issued an aggregate of 150,000 shares of the Company’s restricted stock to the consulting firm on August 15, 2013. The restricted stock was fully vested upon issuance. The fair value of the restricted stocks was $171,000, which was based on the closing market price of the Company’s common stock on August 15, 2013. The share-based compensation is being amortized during a two year period.

Pursuant to the above agreement, the Company would also issue another 150,000 shares of the Company’s restricted stock to the consulting firm after a specific financing target is completed. Neither was the restricted stock issued nor was the consulting firm’s performance completed as of March 31, 2014. However, the consulting firm was considered to have a performance commitment as of July 15, 2013 because of sufficiently large disincentives for nonperformance. Hence, July 15, 2013 was considered to be the measurement date of the restricted stock. The fair value of the restricted stock was zero, which was the lowest aggregate amount in the case of failure to accomplish the specific financing target.

Also, pursuant to the above agreement, the Company issued five year warrants to purchase 200,000 shares of the Company’s common stock at January 17, 2014. The warrants were fully vested upon issuance and the aggregate fair value of the warrants was $389,787 which was calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Expected volatility	83.62%	-
Risk-free interest rate	1.64%	-
Expected term from grant date (in years)	5	-
Dividend rate	-	-
Fair value	1.95	-

Expected Term

The expected term of the warrants issued during the three months ended March 31, 2014, represents the remaining contractual term of the warrants.

Expected Volatility

The expected volatility used for the three-month periods ended March 31, 2014 is based upon the Company’s own trading history.

Risk-Free Interest Rate

The risk free interest rate assumption is based on U.S. Treasury instruments with a term consistent with the remaining contractual term of the warrants issued during the first quarter of 2014.

Dividend Yield

The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures

The Company estimates forfeitures at the time of grant and revises the estimates in subsequent periods if actual forfeitures differ from what was estimated. The forfeiture rate is applied to stock options and restricted stock awards. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods. The Company records stock-based compensation expense only for those awards that are expected to vest.

The fair value of the warrants are being amortized over the remaining consulting service period. For the three months ended March 31, 2014, approximately $154,291 was recognized as stock-based compensation expense and approximately $235,496 remains capitalized on the balance sheet as of March 31, 2014, which will be amortized to expense over the next five quarters.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based Compensation (continued)

Total Share-based Compensation Expenses

As of March 31, 2014 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $1.4 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 9.34 years.

In connection with the grant of stock options, restricted stock awards and warrants to employees and nonemployees, the Company recorded stock-based compensation charges of $225,280 and $175,666, respectively, for the three-month period ended March 31, 2014 and stock-based compensation charges of $48,537and $502, respectively, for the three-month period ended March 31, 2013.

18.	Earnings per share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted shares. The dilutive effect of potential dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company excludes potential common stock in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net loss attributable to the Company	(935,149)	(608,880)

Denominator:
Weighted-average shares outstanding
- Basic and diluted	13,978,106	13,582,106

Earnings per common share
- Basic and diluted	(0.07)	(0.04)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There were 1,136,515 and 727,500 options and warrants outstanding as of March 2014 and 2013 respectively, which were not included in the computation of diluted EPS for the periods ended March 31, 2014 and 2013 because of the net loss sustained for the three months ended March 31, 2014 and 2013.

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

The total amounts for such employee benefits, which were expensed as incurred, were $359,899 and $370,331 for the three months ended March 31, 2014 and 2013, respectively.

20.	Non-controlling interest

GZ Highpower is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements while with a non-controlling interest recognized. GZ Highpower is engaged in processing, marketing and research of battery materials. The Company holds 60% interest of GZ Highpower as of March 31, 2014 and December 31, 2013.

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

As of March 31, 2014 and December 31, 2013, non-controlling interest related to GZ Highpower in the consolidated balance sheet was $1,237,819 and $1,299,252, respectively.

For the three months ended March 31, 2014 and 2013, non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $50,796 and $29,536, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

21.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2013 to 2016, with options to renew the leases. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of March 31, 2014 are as follows:

$
Remaining 2014	1,184,901
2015	1,446,361
2016	1,321,106
2017	333,935

4,286,303

Rent expenses for the three months ended March 31, 2014 and 2013 were $387,681 and $328,899 respectively.

Capital commitments and contingency

The Company had contracted capital commitments of $nil and $990,031 for the construction of the Ganzhou plant as of March 31, 2014 and December 31, 2013, respectively.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
	$	$
Net sales
Ni-MH Batteries	15,487,503	15,049,970
Lithium Batteries	13,390,244	9,252,222
New Materials	282,567	97,180
Total	29,160,314	24,399,372

Cost of Sales
Ni-MH Batteries	12,289,798	12,097,100
Lithium Batteries	10,702,826	7,441,912
New Materials	236,745	97,180
Total	23,229,369	19,636,192

Gross Profit
Ni-MH Batteries	3,197,705	2,952,870
Lithium Batteries	2,687,418	1,810,310
New Materials	45,822	-
Total	5,930,945	4,763,180

	March 31,2014	December 31,2013
	(Unaudited)
	$	$
Total Assets
Ni-MH Batteries	51,714,237	66,960,366
Lithium Batteries	77,637,127	76,357,912
New Materials	8,807,252	8,475,098
Total	138,158,616	151,793,376

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

22.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
	$	$
Net sales
China (including Hong Kong)	18,032,224	10,882,035
Asia, others	2,063,364	3,433,989
Europe	6,389,293	7,402,042
North America	2,342,307	2,419,950
South America	125,381	165,008
Africa	159,779	43,422
Others	47,966	52,926

	29,160,314	24,399,372

	March 31, 2014	December 31, 2013
	(Unaudited)
	$	$
Accounts receivable
China (including Hong Kong)	21,164,209	24,554,617
Asia, others	1,044,715	3,278,001
Europe	5,488,637	5,191,444
North America	200,398	863,156
South America	104,139	50,691
Africa	21,183	25
Others	25,562	23,080

	28,048,843	33,961,014

23.	Subsequent events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and identified following event:

On April 17, 2014, the Company entered into a definitive securities purchase agreements with several institutional investors for the sale of its common stock in a registered direct offering. The Company sold 1,000,000 shares of common stock at a price of $5.05 per share, including warrants to purchase an additional 500,000 shares of common stock with an exercise price of $6.33 per share, for total gross proceeds of approximately $5.05 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary, Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Icon Energy System Company Limited (“ICON”) and Highpower Energy Technology (Huizhou) Company limited (“HZ Highpower”), which has not yet commenced operations; SZ Highpower’s wholly-owned subsidiary, Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 60%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”); and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).

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

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower has not yet commenced business operations as of May 12, 2014. On October 8, 2013, SZ Springpower further increased its registered capital to $15,000,000. SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC, which commenced operations in July 2011.

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. As of March 31, 2014, the paid-in capital of GZ Highpower was RMB30,000,000 ($4,807,847). SZ Highpower holds 60% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 40%. SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Net sales for the three months ended March 31, 2014 were $29.2 million compared to $24.4 million for the three months ended March 31, 2013, an increase of $4.8 million, or 19.5%. The increase was due to a $4.1 million increase in net sales of our lithium batteries (resulting from a 22.5% increase in the volume of batteries sold and an 18.1% increase in the average selling price of such batteries) and a $437,533 increase in net sales of our Ni-MH batteries (resulting from a 6.6% increase in the number of Ni-MH battery units sold which was partly offset a 3.4% decrease in the average selling price of such batteries), and a $185,387 increase in revenue from our new material business. The increase in the number of Ni-MH battery units sold in the three months ended March 31, 2014 was primarily attributable to increased orders from our new customers and the increase in the volume of lithium batteries sold in the three months ended March 31, 2014 was primarily attributable growth in global demand for mobile and portable products, and electrical vehicles.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $23.2 million for the three months ended March 31, 2014, as compared to $19.6 million for the comparable period in 2013. As a percentage of net sales, cost of sales increased to 79.7% for the three months ended March 31, 2014 compared to 80.5% for the comparable period in 2013. This decrease was attributable to increase in the average selling price of lithium batteries.

Gross profit for the three months ended March 31, 2014 was $5.9 million, or 20.3% of net sales, compared to $4.8 million, or 19.5% of net sales for the comparable period in 2013. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This increase was attributable to increase in the average selling price of lithium batteries.

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

Research and development expenses were approximately $1.8 million, or 6.2% of net sales, for the three months ended March 31, 2014 as compared to approximately $1.1 million, or 4.5% of net sales, for the comparable period in 2013, an increase of 64.4%. The increase was due to the expansion of our workforce to expand our research and development in lithium batteries, particularly in the area of new product development for the electrical vehicles and energy storage sectors.

Selling and distribution expenses were $1.5 million, or 5.3% of net sales, for the three months ended March 31, 2014 compared to $1.4 million, or 5.7% of net sales, for the comparable period in 2013, an increase of 10.2%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, participation in industry trade shows, and international travel to promote and sell our products globally.

General and administrative expenses were $3.6 million, or 12.2% of net sales, for the three months ended March 31, 2014, compared to $2.8 million, or 11.5% of net sales, for the comparable period in 2013. The primary reason for the increase was due to the expansion of our workforce at our Huizhou facility, Included in this amount was non-cash share-based compensation expense of $400,946, up from $49,039 in the first quarter of 2013.

We experienced a gain of $102,593 for the three months ended March 31, 014 and a loss $39,947 for the three months ended March 31, 2013 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a loss on derivative instruments of $137,281 in the three months ended March 31, 2014. The primary reason for a loss of $137,281 on unsettled currency forwards for the depreciation of the RMB relative to the U.S. Dollar , as compared to a gain of $109,948 for the comparable period in 2013, which included a gain of $240,794 on settled currency forwards and a loss of $130,846 on unsettled currency forwards.

Interest expenses were $595,381for the three months ended March 31, 2014, as compared to approximately $336,266 for the comparable period in 2013. The fluctuation was due to a $259,115 increase in interest expense related to an increase in bank borrowing.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $541,420 for the three months ended March 31, 2014, as compared to approximately $216,149 for the comparable period in 2013, an increase of $325,271. The increase was due to an increase in government grants and bank interest income.

During the three months ended March 31, 2014, we recorded income tax benefit of $92,151 which was due to the loss during the three months ended March 31, 2014 as compared to income tax expense of $48,219 for the comparable period in 2013.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2014 was $935,149, compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $608,880 for the comparable period in 2013.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the three months ended March 31, 2014, the exchange rate of the RMB to the U.S. Dollar devaluated 0.8% from the level at the end of December 31, 2013. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of March 31, 2014, the Company had a series of currency forwards totaling a notional amount of $6.0 million expiring from June to October. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net loss of $137,281 attributable to these activities are included in “loss of derivative instruments” for the three months ended March 31, 2014 and the net income of $109,948 attributable to these activities are included in “gain of derivative instruments” for the three months ended March 31, 2013, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $5.1million as of March 31, 2014, as compared to $8.0 million as of December 31, 2013. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of March 31, 2014, we had in place general banking facilities with 7 financial institutions aggregating $54.1 million. The maturity of these facilities is generally within one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of March 31, 2014, we had utilized approximately $28.9 million under such general credit facilities and had available unused credit facilities of $25.2 million.

For the three months ended March 31, 2014, net cash provided by operating activities was approximately $9.3 million, as compared to $4.5 million for the comparable period in 2013. The net cash increase of $4.8 million provided by operating activities is primarily attributable to, among other items, an increase of $3.1 million in cash inflow from accounts receivable, a decrease of $2.2 million in outflow from accounts payable, which was significantly offset by a increase of $1.1 million in cash outflow from other payables and accrued liabilities, and an increase of $998,725 in cash outflow from inventories.

Net cash used in investing activities was $2.4 million for the three months ended March 31, 2014 compared to $3.0 million for the comparable period in 2013. The net decrease of $622,253 of cash used in investing activities was primarily attributable to a decrease in cash outflow from acquisition of plant and equipment for our strategic change.

Net cash used in financing activities was $10.1 million during the three months ended March 31, 2014, as compared to $3.6 million for the comparable period in 2013. The net increase of $6.5 million in net cash used in financing activities was primarily attributable to a decrease of $9.0 million in proceeds from short-term bank loans, an increase of $5.0 million in repayment of short-term bank loans, which was partly offset by a decrease of $6.0 million in restricted cash, an increase of $717,771 in proceeds from notes payable, and a decrease of $924,178 in repayable of notes payable.

For the three months ended March 31, 2014 and 2013, our inventory turnover was 4.7 times and 4.8 times, respectively. The average days outstanding of our accounts receivable at March 31, 2014 was 96 days, as compared to 88 days at March 31, 2013. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $359,899 and $370,331 in the three months ended March 31, 2014 and 2013, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

The FASB issued ASU No. 2013-01 up to ASU 2014-08, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2014..

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described herein and in our Annual Report on Form 10-K as filed with the SEC on March 31, 2014 and all of the information contained in our public filings before deciding whether to purchase our common stock.  Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K.

We have outstanding warrants and options, and future sales of the shares obtained upon exercise of these options or warrants could adversely affect the market price of our common stock.

As of March 31, 2014, we had outstanding options exercisable for an aggregate of 936,515 shares of common stock at a weighted average exercise price of $3.47 per share. In January 2014, we issued warrants to purchase up to 200,000 shares of our common stock at a weighted average exercise price of $3.00 per share. We have registered the issuance of all the shares issuable upon exercise of the options, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 17, 2014, pursuant to a consulting agreement dated July 15, 2013. The Company issued to Patrick Ko five year warrants to purchase 200,000 shares of the Company’s common stock, 100,000 of which are exercisable at a price of $3.80 per share and 100,000 of which are exercisable at a price of $2.20 per share. The warrants also permit net issue exercise. The warrants and underlying shares to be issued pursuant to the warrant agreements are and will be issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto (“Regulation D”). The exemption from registration pursuant to Regulation D is based on, among other things, representations from the warrant holder to the effect that such person is an “accredited investor” within the meaning of Rule 506 of Regulation D.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Working Capital Contract Between SZ Springpower and Bank of China, Buji Sub-branch

On January 16, 2014, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 (US$1,625,937) to be used by SZ Springpower to purchase raw materials. The term of the loan is six months from the first withdrawal date. The interest rate will float and adjusts every 6 months. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan, SZ Highpower and the Company’s accounts receivable.

The following constitute events of default by SZ Highpower under the loan agreement: failure to comply with repayment obligations under the affiliated specific credit line contract; failure to use borrowed funds according to the specified purposes; any statement made by SZ Springpower in the contract turns out to be untrue or in violation of any commitments in the affiliated specific credit line contract; failure to provide an additional guarantor as required by the affiliated specific credit line contract; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of SZ Springpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Springpower’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of SZ Springpower or a guarantor after the bank’s annual review of SZ Springpower’s financial position and performance; failure to provide the relevant documentation acceptable to Bank of China about the inflows and outflows of large-sum and abnormal capital in capital recovery account; or being in violation of other rights and obligations under the affiliated specific credit line contract.

Upon the occurrence of an event of default, the bank may: request SZ Springpower or any guarantor to rectify the event of default within a specified time period; reduce, temporarily suspend or permanently terminate SZ Springpower’s credit limit in whole or in part; temporarily suspend or permanently terminate in part or in whole SZ Springpower’s application for specific credit line under the agreement; announce the immediate expiration of all the credit lines granted under the affiliated specific credit line contract as well as other contracts; terminate or release the contract, terminate or release in part or in whole any of the affiliated specific credit line contract as well as the other contracts executed between SZ Springpower and the bank; request compensation from SZ Springpower on the losses thereafter caused; hold SZ Springpower’s deposit account at the bank in custody for repayment of amounts due under the contract; exercise the real rights for security; request repayment from a guarantor; or take any other procedures deemed necessary by the bank.

Credit Line Contract SZ Highpower and Bank of China, Buji Sub-branch

On March 10, 2014, SZ Highpower entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to RMB70,000,000 (US$11,381,559), consisting of up to RMB40,000,000 (6,503,748) in loans and up to RMB30,000,000 (4,877,811) in bank acceptances. SZ Highpower may withdraw from the loan, from time to time as needed, but must make specific drawdown application on and before March 10, 2015, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan and SZ Springpower. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

The following constitute events of default by SZ Highpower under the loan agreement: failure to comply with repayment obligations under the agreement or any affiliated credit lines; failure to use borrowed funds according to the specified purposes; any statement made by SZ Highpower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; violation of other rights and obligations under the agreement; or breach of covenants by SZ Highpower or any guarantor in other credit agreements with the bank or affiliated institutions of the bank.

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

The information set forth above is included herewith for the purpose of providing the disclosure required under Item 1.01 and Item 2.03 of Form 8-K. The preceding summaries of the above-referenced loan agreements are qualified in their entirety by reference to the complete text of the agreements, which are attached hereto as Exhibits 10.1and 10.2 through 10.2(e) and are incorporated by reference herein. You are urged to read the entire text of the loan agreements attached hereto.

Item 6. Exhibits

Exhibit Number	Description of Document

4.1	Warrants to Purchase Shares of Common Stock dated January 17, 2014 issued to Patrick Ko
10.1	Working Capital Loan Contract dated January 16, 2014 by and between Bank of China, Buji Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English).
10.2	Comprehensive Credit Line Contract dated March 10, 2014 by and between Bank of China, Buji-Sub-branch and Shenzhen Highpower Technology (Shenzhen) Co., Ltd (translated to English).
10.2(a)	Maximum Amount Guaranty Contract dated March 10, 2014 by and between Bank of China, Buji- Sub-branch and Shenzhen Highpower Technology (Shenzhen) Co., Ltd (translated to English).
10.2(b)	Maximum Amount Guaranty Contract dated March 10, 2014 by and between Bank of China, Buji- Sub-branch and Dangyu Pan (translated to English).
10.2(c)	Collateral Contract dated March 10, 2014 by and between Bank of China, Buji- Sub-branch and Shenzhen Highpower Technology (Shenzhen) Co., Ltd (translated to English).
10.2(d)	Collateral Contract dated March 10, 2014 by and between Bank of China, Buji- Sub-branch and Shenzhen Highpower Technology (Shenzhen) Co., Ltd (translated to English).
10.2(e)	Collateral Contract dated March 10, 2014 by and between Bank of China, Buji- Sub-branch and Shenzhen Highpower Technology (Shenzhen) Co., Ltd (translated to English).
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Highpower International, Inc.

Dated: May 12, 2014		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

