Form 10-Q
period 2014-06-30
Highpower International, Inc.
filed 2014-08-14
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

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

The registrant had 15,052,158 shares of common stock, par value $0.0001 per share, outstanding as of August 13, 2014.

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	12,820,421	7,973,459
Restricted cash	20,053,350	28,586,121
Accounts receivable, net	33,544,964	33,961,014
Notes receivable	2,564,585	1,014,891
Prepayments	6,127,204	4,969,743
Other receivables	800,986	1,063,656
Inventories	20,654,074	19,739,360

Total Current Assets	96,565,584	97,308,244

Property, plant and equipment, net	48,699,905	48,548,203
Land use right, net	4,334,591	4,421,415
Intangible asset, net	625,000	650,000
Deferred tax assets	1,343,954	802,225
Foreign currency derivatives assets	-	63,289

TOTAL ASSETS	151,569,034	151,793,376

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Foreign currency derivatives liabilities	68,007	-
Accounts payable	46,370,345	40,026,698
Deferred income	1,007,753	675,521
Short-term loan	31,216,964	36,142,105
Notes payable	21,616,432	25,271,256
Other payables and accrued liabilities	5,564,376	7,801,431
Income taxes payable	1,357,123	1,279,658
Current portion of long-term loan	1,950,490	1,967,536

Total Current Liabilities	109,151,490	113,164,205

Warrant Liability	1,099,404	-
Long-term loan	2,925,735	3,935,071

TOTAL LIABILITIES	113,176,629	117,099,276

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,052,158 shares issued and outstanding at June 30, 2014 and 13,978,106 shares issued and outstanding at December 31, 2013)	1,505	1,398
Additional paid-in capital	10,254,841	6,011,305
Statutory and other reserves	3,142,411	3,142,411
Retained earnings	18,268,224	18,390,875
Accumulated other comprehensive income	5,498,899	5,848,859

Total equity for the Company’s stockholders	37,165,880	33,394,848

Non-controlling interest	1,226,525	1,299,252

TOTAL EQUITY	38,392,405	34,694,100

TOTAL LIABILITIES AND EQUITY	151,569,034	151,793,376

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars except Number of Shares)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	38,134,636	31,177,616	67,294,950	55,576,988
Cost of sales	(30,405,145)	(25,443,157)	(53,634,514)	(45,079,349)
Gross profit	7,729,491	5,734,459	13,660,436	10,497,639

Research and development expenses	(1,976,965)	(1,350,997)	(3,788,917)	(2,453,465)
Selling and distribution expenses	(1,587,726)	(1,392,576)	(3,124,886)	(2,787,978)
General and administrative expenses, including stock-based compensation	(3,312,296)	(2,612,855)	(6,883,576)	(5,418,246)
Foreign currency transaction gain (loss)	247,102	(180,010)	349,695	(219,957)
Gain (loss) on derivative instruments	21,147	112,335	(116,134)	222,283
Total operating expenses	(6,608,738)	(5,424,103)	(13,563,818)	(10,657,363)

Income (loss) from operations	1,120,753	310,356	96,618	(159,724)

Gain on change of fair value of warrant liability	74,548	-	74,548	-
Other income	361,954	281,236	903,374	497,385
Interest expenses	(474,162)	(365,146)	(1,069,543)	(701,412)
Income (loss) before taxes	1,083,093	226,446	4,997	(363,751)

Income taxes expenses	(281,364)	(159,110)	(189,213)	(207,329)
Net income (loss)	801,729	67,336	(184,216)	(571,080)

Less: net loss attributable to non-controlling interest	(10,769)	(41,953)	(61,565)	(71,489)
Net income (loss) attributable to the Company	812,498	109,289	(122,651)	(499,591)

Comprehensive income (loss)
Net income (loss)	801,729	67,336	(184,216)	(571,080)
Foreign currency translation gain (loss)	(19,936)	526,996	(361,122)	298,942
Comprehensive income (loss)	781,793	594,332	(545,338)	(272,138)

Less: comprehensive loss attributable to non-controlling interest	(11,294)	(31,257)	(72,727)	(65,475)
Comprehensive income (loss) attributable to the Company	793,087	625,589	(472,611)	(206,663)

Earnings (loss) per share of common stock attributable to the Company
- Basic	0.05	0.01	(0.01)	(0.04)
- Diluted	0.05	0.01	(0.01)	(0.04)

Weighted average number of common stock outstanding
- Basic	14,853,219	13,582,106	14,415,662	13,582,106
- Diluted	15,277,743	13,582,106	14,415,662	13,582,106

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Six months ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net loss	(184,216)	(571,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,053,486	1,182,314
Allowance for doubtful accounts	266	(3,965)
Loss on disposal of property, plant and equipment	151,237	102,926
Loss on derivative instruments	130,948	123,333
Deferred income tax	(549,140)	(137,726)
Share based payment	916,244	94,710
Gain on change of fair value of warrant liability	(74,548)	-
Changes in operating assets and liabilities:
Accounts receivable	159,094	(41,371)
Notes receivable	(1,560,871)	(167,535)
Prepayments	(1,200,028)	(1,372,932)
Other receivable	253,843	8,451
Inventories	(1,086,899)	(1,924,454)
Accounts payable	6,887,622	1,414,867
Deferred income	1,009,295	-
Other payables and accrued liabilities	(2,175,844)	1,725,062
Income taxes payable	88,688	(228,533)
Net cash flows provided by operating activities	4,819,177	204,067

Cash flows from investing activities
Acquisition of plant and equipment	(3,503,027)	(7,335,376)
Net cash flows used in investing activities	(3,503,027)	(7,335,376)

Cash flows from financing activities
Proceeds from short-term bank loans	9,611,198	15,581,691
Repayment of short-term bank loans	(14,367,008)	(8,515,280)
Repayment of long-term bank loans	(976,737)	(962,603)
Proceeds from notes payable	21,753,902	20,038,103
Repayment of notes payable	(25,195,047)	(26,517,924)
Proceeds from issuance of capital stock, net	4,633,164	-
Change in restricted cash	8,316,169	3,280,806
Net cash flows provided by financing activities	3,775,641	2,904,793
Effect of foreign currency translation on cash and cash equivalents	(244,829)	265,988
Net increase (decrease) in cash and cash equivalents	4,846,962	(3,960,528)
Cash and cash equivalents - beginning of period	7,973,459	6,627,334
Cash and cash equivalents - end of period	12,820,421	2,666,806

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	649,665	573,588
Interest expenses	1,061,904	701,412
Non-cash transactions
Accounts payable for construction in progress	794,356	1,649,807
Offset of deferred income and property, plant and equipment	669,668	-

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and basis of presentation

The consolidated financial statements include the financial statements of Highpower International, Inc. (“Highpower”) and its subsidiaries, Hong Kong Highpower Technology Company Limited (“HKHTC”), Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Highpower Energy Technology (Huizhou) Company Limited (“HZ Highpower”), Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”), Ganzhou Highpower Technology Company Limited (“GZ Highpower”), Icon Energy System Company Limited (“ICON”) and Huizhou Highpower Technology Company Limited ("HZ HTC"). Highpower and its subsidiaries are collectively referred to as the “Company”.

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

In April 2014, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company sold 1,000,000 shares of common stock and warrants exercisable for 500,000 shares of common stock in a registered direct offering at a price of $5.05 per fixed combination for aggregate proceeds of $5.05 million. The shares and warrants were sold in multiples of a fixed combination consisting of (i) one share of common stock and (ii) one immediately exercisable warrant to purchase 0.50 shares of common stock. The net proceeds from the offering was $4,633,164, after deducting fees due the placement agent and offering expenses.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2014, its consolidated results of operations and cash flows for the six month periods ended June 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

No customer accounted for 10% or more of total sales during six months ended June 30, 2014. During the six months ended June 30, 2013, there was one customer, Energizer Holdings, Inc., that accounted for 11.4% of total net sales.

No supplier accounted for 10% or more of total purchase amount during six months ended June 30, 2014, and one major supplier accounted for 13.3% of total purchase amount during six months ended June 30, 2013.

None of the Company’s customers accounted for 10% or more of the accounts receivable as of June 30, 2014 and December 31, 2013.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

Restricted cash

Restricted cash include time deposits and cash security for bank acceptance bills.

Accounts receivable

Accounts receivable are stated at the original amount less an allowance for doubtful receivables, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable.

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

Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current asset is recognized on the consolidated balance sheet as deferred income and deducted in calculating the carrying amount of the related asset. The revenue from such grant is recognized in profit or loss over the life of the related depreciable asset as a reduction of depreciation expense. As of June 30, 2014 and December 31, 2013, the Company recorded deferred income of $1,007,753 and $675,521, respectively, for the government grants to purchase of non-current assets.

Government grants as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related benefit are recognized as other income in the period in which they become receivable. In the six months ended June 30, 2014 and 2013, approximately $180,923 and $68,886 of government grants were recognized as other income, respectively.

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

Shipping and handling

Shipping and handling expenses are recorded as selling expenses when occurred. Shipping and handling expenses relating to sales were $413,112 and $364,935, respectively, for the six months ended June 30, 2014 and 2013.

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

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No significant advertising expense was recorded for the six months ended June 30, 2014 and 2013.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of June 30, 2014 and December 31, 2013.

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

Warrant Liabilities

For warrants that are not indexed to the Company’s stock, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes pricing model. The Black-Scholes pricing model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of judgment on the part of the Company.

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

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

Recently issued accounting pronouncements

As of August 13, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01 up to ASU 2014-14, which are not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Restricted cash

As of June 30, 2014 and December 31, 2013, restricted cash consisted of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$

Securities for bank acceptance bill	11,491,295	14,132,921
Time deposit	8,562,055	14,453,200
	20,053,350	28,586,121

4.	Accounts receivable, net

As of June 30, 2014 and December 31, 2013, accounts receivable consisted of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$

Accounts receivable	36,042,801	36,467,233
Less: allowance for doubtful debts	2,497,837	2,506,219

	33,544,964	33,961,014

The Company recorded bad debt expense of $266 during the six months ended June 30, 2014, and the company reversed bad debt expenses of $3,965 during the six months ended June 30, 2013.

The Company wrote off accounts receivable of $2,951 and $1,348, respectively, in the six months ended June 30, 2014 and 2013.

The account receivable attributable to SZ Springpower, with a carrying amount of $13,573,855, was pledged as collateral for bank loans as of June 30, 2014 and December 31, 2013, respectively.

5.	Prepayments

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$

Purchase deposits paid	3,144,748	2,876,267
Value-added tax prepayment	1,583,020	1,032,619
Deferred share-based compensation	-	131,812
Rental deposit	207,283	209,095
Deferred insurance fee	145,353	53,297
Advances to staff for operations	176,220	48,499
Other deposits and prepayments	870,580	618,154

	6,127,204	4,969,743

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Other receivables

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$

Deposit for land use right	514,110	518,603
Others	286,876	545,053

	800,986	1,063,656

7.	Inventories

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$

Raw materials	4,606,341	4,281,232
Work in progress	2,479,712	2,047,627
Finished goods	13,077,479	13,087,995
Packing materials	19,003	20,591
Consumables	471,539	301,915

	20,654,074	19,739,360

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to fair value. $325,505 and $78,396 was written down for inventories in the six months ended June 30, 2014 and 2013, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Property, plant and equipment, net

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Cost
Construction in progress	3,461,604	6,681,652
Furniture, fixtures and office equipment	3,316,549	3,282,818
Leasehold improvement	1,256,185	940,089
Machinery and equipment	25,924,888	24,600,773
Motor vehicles	1,339,183	1,430,611
Building	24,437,093	21,521,416
	59,735,502	58,457,359
Less: accumulated depreciation	11,035,597	9,909,156

	48,699,905	48,548,203

The Company recorded depreciation expenses of $1,979,893 and $1,101,403 for the six months ended June 30, 2014 and 2013, and $1,009,036 and $568,964 for the three months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014 and 2013, the Company deducted deferred income related to government grants of $669,668 and $nil, respectively, in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of June 30, 2014 and December 31, 2013. The carrying amount of the building was estimated to be $10,654,184 and $10,867,411 as of June 30, 2014 and December 31, 2013, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Land use rights, net

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$

Cost
Land located in Huizhou	3,490,250	3,520,752
Land located in Ganzhou	1,361,616	1,373,515
	4,851,866	4,894,267
Accumulated amortization	(517,275)	(472,852)

Net	4,334,591	4,421,415

As of June 30, 2014, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

$
Remaining 2014	48,519
2015	97,038
2016	97,038
2017	97,038
2018	97,038
2019	97,038
2020 and thereafter	3,800,882
4,334,591

The Company recorded amortization expenses of $48,593 and $47,890 for the six months ended June 30, 2014 and 2013, respectively, and $20,149 and $24,110 for the three months ended June 30, 2014 and 2013, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of June 30, 2014 and December 31, 2013.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Intangible asset

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(375,000)	(350,000)

Net	625,000	650,000

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

As of June 30, 2014 and December 31, 2013, the Company had an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in selling and distribution expenses were $25,000 for the six months ended June 30, 2014 and 2013, and $12,500 for the three months ended June 30, 2014 and 2013.

11.	Other payables and accrued liabilities

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$

Accrued expenses	3,909,851	3,877,095
Royalty payable	577,440	582,486
VAT payable	35,148	1,406,086
Sales deposits received	796,749	1,574,258
Other payables	245,188	361,506

	5,564,376	7,801,431

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation

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

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income.

SZ Highpower has obtained the approval and is qualified as a High-Tech Enterprise ("NHTE") status by the Shenzhen Tax Bureau according to the PRC Enterprise Income Tax Law. It is eligible to enjoy a preferential tax rate of 15% from 2011 to 2013. SZ Highpower has reapplied for High-Tech Enterprise status in the second quarter of 2014. If SZ Highpower fails to obtain the approval in 2014, SZ Highpower will be subject to income tax at a rate of 25% starting with calendar year 2014.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The components of the provision for income taxes expenses are:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	411,598	185,132	738,353	345,055
Deferred	(130,234)	(26,022)	(549,140)	(137,726)

Total	281,364	159,110	189,213	207,329

The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income tax expense is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income (loss) before tax	1,083,093	226,446	4,997	(363,751)

Provision for income taxes at applicable income tax rate	226,097	54,201	(80,869)	(102,420)
Effect of preferential tax rate	(190,789)	(12,524)	(213,923)	43,970
R&D expenses eligible for super deduction	(71,605)	-	(71,605)	-
Non-deductible expenses	62,353	17,912	80,491	43,699
Change in valuation allowance	255,308	99,521	475,119	222,080

Effective enterprise income tax	281,364	159,110	189,213	207,329

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Tax loss carry-forward	3,568,435	2,601,823
Allowance for doubtful receivables	111,096	112,446
Allowance for inventory obsolescence	115,015	46,441
Fair value change of currency forwards	10,201	(9,493)
Difference for sales cut-off	28,199	46,824
Deferred income	151,163	168,880
Total gross deferred tax assets	3,984,109	2,966,921
Valuation allowance	(2,640,155)	(2,164,696)

Total net deferred tax assets	1,343,954	802,225

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $21,616,432 and $25,271,256 as of June 30, 2014 and December 31, 2013, respectively.

14.	Short-term loans

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Short- term bank loans guaranteed and repayable within one year	31,216,964	36,142,105

As of June 30, 2014, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $3,036,518, the building with a carrying amount of $10,654,145 and a trade receivable with a carrying amount of $13,573,855.

The loans were primarily obtained from eight banks with interest rates ranging from 1.0% to 7.8% per annum. The interest expenses were $869,559 and $419,188 for the six months ended June 30, 2014 and 2013, respectively, and $377,796 and $184,981 for the three months ended June 30, 2014 and 2013, respectively.

15.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)
Lender	Starting date	Maturity date		Line of credit	Unused line of credit
				$	$
Bank of China	3/10/2014	3/10/2015		12,596,915	6,264,415
Industrial and Commercial Bank of China	7/26/2012	7/25/2015		6,501,634	1,787,949
China Everbright Bank	9/4/2013	9/3/2014		1,137,786	-
Industrial Bank Co., Ltd	7/24/2013	7/24/2014	(i)	8,127,042	6,501,634
The Shanghai Cmmercial&saving	8/29/2013	8/29/2014		3,000,000	1,250,000
Ping An Bank	11/12/2013	9/17/2014		11,377,859	5,063,301
China Minsheng Banking Corp.,Ltd	5/22/2014	5/22/2015		3,250,817	3,250,817
China Construction Bank (Asia) Corporation Ltd	6/4/2014	9/4/2014		6,451,363	387,082
China Citic Bank	6/25/2014	6/25/2015		7,314,337	6,657,673

Total				59,757,753	31,162,871

(i) The line of credit from this bank was terminated at maturity date.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.	Lines of credit (continued)

	December 31, 2013
Lender	Starting date	Maturity date		Line of credit	Unused line of credit
				$	$
Industrial and Commercial Bank of China	7/26/2012	7/25/2015		6,558,452	1,803,574
China Citic Bank	3/29/2013	3/29/2014	(ii)	7,378,259	5,738,646
Bank of China	1/25/2013	1/25/2014	(i)	3,689,129	247,582
Bank of China	1/10/2013	1/10/2014	(ii)	12,707,001	1,674,876
China Everbright Bank	5/30/2013	5/29/2014	(i)	8,438,433	1,382,194
China Everbright Bank	9/4/2013	9/3/2014		1,147,729	-
Industrial Bank Co., Ltd	7/24/2013	7/24/2014	(i)	8,198,065	6,558,452
Jiang Su Bank Co., Ltd	6/21/2013	6/20/2014	(i)	4,918,839	-
Ping An Bank	11/12/2013	9/17/2014		11,477,291	7,564,027
Shanghai Commercial & Saving Bank	8/29/2013	8/29/2014		3,000,000	1,250,000
Industrial and Commercial Bank of China(Macau) Ltd	7/29/2013	1/29/2014	(i)	7,093,296	3,084,294
Total				74,606,494	29,303,645

(i) The lines of credit from these banks are terminated at maturity dates.

(ii) The lines of credit from these banks are rolled over after maturity dates.

The lines of credits from Bank of China, Industrial and Commercial Bank of China, China Everbright Bank, Jiang Su Bank, Industrial Bank Co. Ltd, Ping An Bank Co., Ltd and China Citic Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of June 30, 2014 and December 31, 2013, the Company was in compliance with all material covenants in its loan agreements.

16.	Long-term loans

	June 30, 2014	December 31, 2013
	(Unaudited)
	$	$
Long term loans from Bank of China	4,876,225	5,902,607
Less: current portion of long-term borrowings	1,950,490	1,967,536
Long- term bank loans, net of current portion	2,925,735	3,935,071

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Long-term loans (continued)

On January 13, 2012, the Company borrowed $8,127,042 (RMB50 million) from the Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is a five-year long-term loan, with an annual interest rate of 7.04%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of June 30, 2014. Interest expenses are to be paid quarterly.

The interest expenses were $199,984 and $282,224 for the six months ended June 30, 2014 and 2013, respectively, and $96,366 and $130,939 for the three months ended June 30, 2014 and 2013, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on each of September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
Remaining 2014	975,245
2015	1,950,490
2016	1,950,490
4,876,225

17.	Share-based Compensation

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the "2008 Plan") was approved by the Company’s Board of Directors on October 29, 2008 to be effective at such date, subject to approval of the Company’s stockholders, which occurred on December 11, 2008. The 2008 Plan has a ten year term. The 2008 Plan reserves two million shares of common stock for issuance, subject to adjustment in the event of a recapitalization in accordance with the terms of the 2008 Plan.

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction As of June 30, 2014, approximately 647,549 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based Compensation (continued)

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2013	665,000	2.81	8.35

Granted	540,000	2.63	-
Exercised	-	-	-
Forfeited	(100,000)	1.15	-
Canceled	-	-	-
Outstanding, December 31, 2013	1,105,000	2.87	8.51
Exercisable, December 31, 2013	380,000	3.14	7.19
Vested and expected to vest, December 31, 2013	940,022	2.90	8.33

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2014	1,105,000	2.87	8.51

Granted	-	-	-
Exercised	(160,000)	2.69	-
Forfeited	(15,549)	2.63	-
Canceled	-	-	-
Outstanding, June 30, 2014	929,451	2.90	8.19
Exercisable, June 30, 2014	265,000	3.45	6.58
Vested and expected to vest, June 30, 2014	896,571	2.95	8.03

The aggregate intrinsic value of options vested and expected to vest as of June 30, 2014 and December 31, 2013 was approximately $1.64 million and Nil, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the six months ended June 30, 2014, the Company did not grant any new options to employees. One employee exercised his options to purchase 160,000 shares of the Company’s common stock. As a result, the Company issued 74,052 shares of common stock to this employee by net share settlement. Two employees had resigned and his options to purchase a total of 15,549 shares of the Company’s common stock were forfeited.

During the six months ended June 30, 2013, no options was granted, exercised or forfeited.

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

Restricted Stock Awards Granted to Employees

During the year ended December 31, 2013 the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under 2008 Plan. The RSAs granted in 2013 had the following vesting periods; 30% immediately upon grant, 30% vest on first anniversary of the grant date, and 40% vest on the second anniversary of grant date. The RSAs are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee. There were no RSAs granted to employees during the six months ended June 30, 2014 and 2013.

The following table summarizes the restricted stock awards activities for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2014	172,200	2.81	0.95

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2014	172,200	2.81	1.27
Expected to vest, June 30, 2014	155,219	2.81	1.27

Share-based Compensation to Nonemployees

On July 15, 2013, the Company entered into an agreement with a consulting firm. In return for the consulting firm’s financial advisory service in the coming two years, the Company issued an aggregate of 150,000 shares of the Company’s common stock to the consulting firm on August 15, 2013. The shares were fully vested upon issuance and the fair value of the shares was $171,000 which was based on the closing market price of the Company’s common stock on August 15, 2013. The share-based compensation was being amortized over the consulting service period. In the second quarter of 2014, the service agreement was terminated. Therefore, the remaining unamortized balance, approximately $131,812, was recognized as share-based compensation expense during the six months ended June 30, 2014.

The Company also agreed to issue another 150,000 shares of the Company’s common stock to the consulting firm after a specific financing target is completed. As the financing target was not achieved before the termination of the service agreement in the second quarter of 2014, such 150,000 shares of common stock was not issued to the consulting firm.

Also, in connection with this consulting agreement, on January 17, 2014 the Company issued five year warrants to purchase 200,000 shares of the Company’s common stock. The shares were fully vested upon issuance and the aggregate fair value of the warrants was approximately $390,000, which was calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

	Six Months Ended June 30,
	2014	2013
Expected volatility	83.6%	-
Risk-free interest rate	1.64%	-
Expected term from grant date (in years)	4.75	-
Dividend rate	-	-
Fair value	$2.02	-

Expected Term

The expected term of the warrants issued during the three months ended March 31, 2014, represents the remaining contractual term of the warrants.

Expected Volatility

The expected volatility used for the six-month periods ended June 30, 2014 is based upon the Company’s own trading history.

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

The fair value of the warrants are being amortized over the remaining consulting service period. For the three months ended March 31, 2014, approximately $154,291 was recognized as stock-based compensation expense and approximately $235,496 remains capitalized on the balance sheet as of March 31, 2014, which will be amortized to expense over the next five quarters. In the second quarter of 2014, the service agreement was terminated. Therefore, the remaining unamortized balance, approximately $235,000, was recognized as share-based compensation expense during the three months ended June 30, 2014.

Total Share-based Compensation Expenses

As of June 30, 2014 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $1.2 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 9.17 years.

In connection with the grant of stock options, restricted stock awards and warrants to employees and nonemployees, the Company recorded stock-based compensation charges of $394,645 and $521,599, respectively, for the six-month period ended June 30, 2014 and stock-based compensation charges of $94,208 and $502, respectively, for the six-month period ended June 30, 2013. The Company recorded stock-based compensation charges of $169,365 and $345,933, respectively, for the three-month period ended June 30, 2014 and stock-based compensation charges of $45,671 and $nil, respectively, for the three-month period ended June 30, 2013.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.	Earnings (loss) per share

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

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2014 and 2013, and the three months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income (loss) attributable to the Company	812,498	109,289	(122,651)	(499,591)

Denominator:
Weighted-average shares outstanding
- Basic	14,853,219	13,582,106	14,415,662	13,582,106
- Diluted	15,277,743	13,582,106	14,415,662	13,582,106

Earnings (loss) per common share
- Basic	0.05	0.01	(0.01)	(0.04)
- Diluted	0.05	0.01	(0.01)	(0.04)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

There were 1,669,452 and 612,500 options and warrants outstanding as of June 30, 2014 and 2013 respectively, which were not included in the computation of diluted EPS for the periods ended June 30, 2014 and 2013 because of the net loss sustained for the six months ended June 30, 2014 and 2013.

929,451 shares of stock options and 200,000 shares of warrants with a total dilutive effect of 424,524 shares were included in the computation of diluted EPS for the three months ended June 30, 2014. There were 612,500 options and warrants outstanding as of June 30, 2013, which were not included in the calculation of diluted earnings per share for the three months ended June 30, 2013 because their exercise price would be above average market value.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.	Securities Offering Transaction

In April 2014, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company sold 1,000,000 shares of common stock and warrants exercisable for 500,000 shares of common stock in a registered direct offering at a price of $5.05 per fixed combination for aggregate proceeds of $5.05 million. The shares and warrants were sold in multiples of a fixed combination consisting of (i) one share of common stock and (ii) one immediately exercisable warrant to purchase 0.50 shares of common stock. The net proceeds from the offering was $4,633,164, after deducting fees due the placement agent and offering expenses.

The warrants have an initial exercise price of $6.33 per share and are exercisable until April 17, 2017. The exercise price of the warrants, and in some cases the number of shares issuable upon exercise of the warrants, will be subject to appropriate adjustment in relation to certain events. In addition, if the Company issues shares in the future at a price below $6.33 per share, the exercise price of the warrants will be reduced to such lower price. No adjustment will be made to the number of shares purchasable in such event.

The warrants were classified as a liability. The aggregate fair value of the warrant liability at issuance dates was $1,173,952. The residual balance of $3,459,212 was allocated to common shares issued.

The fair values of the warrants were calculated using the Black-Scholes pricing model with the following assumptions:

	Six Months Ended June 30,
	2014	2013
Expected volatility	84.88%	NA
Risk-free interest rate	0.8%	NA
Expected term (in years)	2.8	NA
Dividend rate	-	NA
Fair value	$2.2	NA

The fair value of the investor warrant liability will be re-measured at each period and recorded as a gain or loss on fair value of warrant liability. As of June 30, 2014, the fair value of warrant liability was $1,099,404 and the Company recognized a gain of $74,548 on the change of fair value of warrant liability.

In conjunction with the securities offering transaction, the Company issued three year warrants to investment bankers to purchase 40,000 shares of the Company’s common stock at $6.33 per share. The aggregate fair value of the warrants was $94,982, which was recognized as a share-based compensation and resulted in an increase of additional paid-in capital. As such compensation was offering cost, it resulted in a reduction in additional paid-in capital. Hence, such transaction has no net impact on the Company’s financial position as of June 30, 2014.

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

The total amounts for such employee benefits, which were expensed as incurred, were $703,703 and $823,060 for the six months ended June 30, 2014 and 2013, respectively, and $343,651 and $452,729 for the three months ended June 30, 2014 and 2013, respectively.

21.	Non-controlling interest

GZ Highpower is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. GZ Highpower is engaged in processing, marketing and research of battery materials. The Company holds 60% interest of GZ Highpower as of June 30, 2014 and December 31, 2013.

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

As of June 30, 2014 and December 31, 2013, non-controlling interest related to GZ Highpower in the consolidated balance sheet was $1,226,525 and $1,299,252, respectively.

Non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $61,565 and $71,489 for the six months ended June 30, 2014 and 2013, respectively, and $10,769 and $41,953 for the three months ended June 30, 2014 and 2013.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2014 to 2017, with options to renew the leases. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of June 30, 2014 are as follows:

$
Remaining 2014	802,320
2015	1,480,201
2016	1,338,219
2017	333,826

3,954,566

Rent expenses for the six months ended June 30, 2014 and 2013 were $792,321 and 630,382, respectively, and for the three months ended June 30, 2014 and 2013, rent expenses were $404,641 and $301,483, respectively.

Capital commitments and contingency

The Company had contracted capital commitments of $nil and $990,031 for the construction of the Ganzhou plant as of June 30, 2014 and December 31, 2013, respectively.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Ni-MH Batteries	19,153,435	17,866,800	34,640,938	32,916,770
Lithium Batteries	17,511,963	12,328,277	30,902,207	21,580,499
New Materials	1,469,238	982,539	1,751,805	1,079,719
Total	38,134,636	31,177,616	67,294,950	55,576,988

Cost of Sales
Ni-MH Batteries	15,224,391	14,174,402	27,514,189	26,271,502
Lithium Batteries	13,877,599	10,363,888	24,580,425	17,805,800
New Materials	1,303,155	904,867	1,539,900	1,002,047
Total	30,405,145	25,443,157	53,634,514	45,079,349

Gross Profit
Ni-MH Batteries	3,929,044	3,692,398	7,126,749	6,645,268
Lithium Batteries	3,634,364	1,964,389	6,321,782	3,774,699
New Materials	166,083	77,672	211,905	77,672
Total	7,729,491	5,734,459	13,660,436	10,497,639

	June 30,2014	December 31,2013
	(Unaudited)
	$	$
Total Assets
Ni-MH Batteries	61,294,348	66,960,366
Lithium Batteries	81,983,799	76,357,912
New Materials	8,290,887	8,475,098
Total	151,569,034	151,793,376

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

23.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China (including Hong Kong)	26,334,013	16,745,956	44,366,237	27,627,991
Asia, others	2,261,183	3,674,631	4,324,547	7,108,620
Europe	7,053,769	8,065,607	13,443,062	15,467,649
North America	2,254,835	2,355,550	4,597,142	4,775,500
South America	76,320	126,358	201,701	291,366
Africa	77,365	175,976	237,144	219,398
Others	77,151	33,538	125,117	86,464

	38,134,636	31,177,616	67,294,950	55,576,988

	June 30, 2014	December 31, 2013
	(Unaudited)
	$	$
Accounts receivable
China (including Hong Kong)	26,109,417	24,554,617
Asia, others	1,200,059	3,278,001
Europe	5,796,364	5,191,444
North America	291,354	863,156
South America	28,357	50,691
Africa	45,891	25
Others	73,522	23,080

	33,544,964	33,961,014

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

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower has not yet commenced business operations as of August 12, 2014. On October 8, 2013, SZ Springpower further increased its registered capital to $15,000,000. SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC, which commenced operations in July 2011.

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. As of June 30, 2014, the paid-in capital of GZ Highpower was RMB30,000,000 ($4,807,847). SZ Highpower holds 60% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 40%. SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Net sales for the three months ended June 30, 2014 were $38.1 million compared to $31.2 million for the three months ended June 30, 2013, an increase of $7.0 million, or 22.3%. The increase was due to a $5.2 million increase in net sales of our lithium batteries (resulting from a 28.8% increase in the volume of batteries sold and an 10.2% increase in the average selling price of such batteries) and a $1.3 million increase in net sales of our Ni-MH batteries (resulting from a 18.2% increase in the number of Ni-MH battery units sold which was partly offset a 9.3% decrease in the average selling price of such batteries), and a $486,699 increase in revenue from our new material business. The increase in the number of Ni-MH battery units sold in the three months ended June 30, 2014 was primarily attributable to increased orders from our new customers and the increase in the volume of lithium batteries sold in the three months ended June 30, 2014 was primarily attributable growth in global demand for mobile and portable products, and electrical vehicles.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $30.4 million for the three months ended June 30, 2014, as compared to $25.4 million for the comparable period in 2013. As a percentage of net sales, cost of sales decreased to 79.7% for the three months ended June 30, 2014 compared to 81.6% for the comparable period in 2013. This decrease was attributable to increase in the average selling price of lithium batteries.

Gross profit for the three months ended June 30, 2014 was $7.7 million, or 20.3% of net sales, compared to $5.7 million, or 18.4% of net sales for the comparable period in 2013. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This increase was attributable to increase in the average selling price of lithium batteries.

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

Research and development expenses were approximately $2.0 million, or 5.2% of net sales, for the three months ended June 30, 2014 as compared to approximately $1.4 million, or 4.3% of net sales, for the comparable period in 2013, an increase of 46.3%. The increase was due to the expansion of our workforce to expand our research and development in lithium batteries, particularly in the area of new product development for the electrical vehicles and energy storage sectors.

Selling and distribution expenses were $1.6 million, or 4.2% of net sales, for the three months ended June 30, 2014 compared to $1.4 million, or 4.5% of net sales, for the comparable period in 2013, an increase of 14.0%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, participation in industry trade shows, and international travel to promote and sell our products globally.

General and administrative expenses were $3.3 million, or 8.7% of net sales, for the three months ended June 30, 2014, compared to $2.6 million, or 8.4% of net sales, for the comparable period in 2013. The primary reason for the increase was due to the expansion of our workforce at our Huizhou facility, Included in this amount was non-cash share-based compensation expense of $515,298, up from $45,671 in the second quarter of 2013.

We experienced a gain of $247,102 for the three months ended June 30, 2014 and a loss of $180,010 for the three months ended June 30, 2013 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of $21,147 in the three months ended June 30, 2014, which included a gain of $14,814 on settled currency forwards and a gain of $6,333 on unsettled currency forwards, as compared to a gain of $112,335 for the comparable period in 2013, which included a gain of $104,689 on settled currency forwards and a gain of $7,646 on unsettled currency forwards.

Interest expenses were $474,162 for the three months ended June 30, 2014, as compared to approximately $365,146 for the comparable period in 2013. The fluctuation was due to a $109,016 increase in interest expense related to an increase in bank borrowing.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $361,954 for the three months ended June 30, 2014, as compared to approximately $281,236 for the comparable period in 2013, an increase of $80,718. The increase was due to an increase in government grants and bank interest income.

During the three months ended June 30, 2014, we recorded provision for income tax expenses of $281,364 as compared to income tax expense of $159,110 for the comparable period in 2013. The increase was due to the increase in net income during the three months ended June 30, 2014.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2014 was $812,498, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $109,289 for the comparable period in 2013.

Six Months Ended June 30, 2014 and 2013

Net sales for the six months ended June 30, 2014 were $67.3 million compared to $55.6 million for the six months ended June 30, 2013, an increase of $11.7 million, or 21.1%. The increase was due to a $9.3 million increase in net sales of our lithium batteries (resulting from a 26.1% increase in the volume of batteries sold and an 13.6% increase in the average selling price of such batteries) and a $1.7 million increase in net sales of our Ni-MH batteries (resulting from a 12.8% increase in the number of Ni-MH battery units sold which was partly offset a 6.7% decrease in the average selling price of such batteries), and a $672,086 increase in revenue from our new material business. The increase in the number of Ni-MH battery units sold in the six months ended June 30, 2014 was primarily attributable to increased orders from our new customers and the increase in the volume of lithium batteries sold in the six months ended June 30, 2014 was primarily attributable growth in global demand for mobile and portable products, and electrical vehicles.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $53.6 million for the six months ended June 30, 2014, as compared to $45.1 million for the comparable period in 2013. As a percentage of net sales, cost of sales decreased to 79.7% for the six months ended June 30, 2014 compared to 81.1% for the comparable period in 2013. This decrease was attributable to increase in the average selling price of lithium batteries.

Gross profit for the six months ended June 30, 2014 was $13.7 million, or 20.3% of net sales, compared to $10.5 million, or 18.9% of net sales for the comparable period in 2013. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This increase was attributable to increase in the average selling price of lithium batteries.

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

Research and development expenses were approximately $3.8 million, or 5.6% of net sales, for the six months ended June 30, 2014 as compared to approximately $2.5 million, or 4.4% of net sales, for the comparable period in 2013, an increase of 54.4%. The increase was due to the expansion of our workforce to expand our research and development in lithium batteries, particularly in the area of new product development for the electrical vehicles and energy storage sectors.

Selling and distribution expenses were $3.1 million, or 4.6% of net sales, for the six months ended June 30, 2014 compared to $2.8 million, or 5.0% of net sales, for the comparable period in 2013, an increase of 12.1%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, participation in industry trade shows, and international travel to promote and sell our products globally.

General and administrative expenses were $6.9 million, or 10.2% of net sales, for the six months ended June 30, 2014, compared to $5.4 million, or 9.8% of net sales, for the comparable period in 2013. The primary reason for the increase was due to the expansion of our workforce at our Huizhou facility, Included in this amount was non-cash share-based compensation expense of $916,244, up from $94,710 in the first half of 2013.

We experienced a gain of $349,695 for the six months ended June 30, 2014 and a loss of $219,957 for the six months ended June 30, 2013 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a loss on derivative instruments of $116,134 in the six months ended June 30, 2014. The primary reason for a loss of $130,948 on unsettled currency forwards for the depreciation of the RMB relative to the U.S. Dollar, as compared to a gain of $222,283 for the comparable period in 2013, which included a gain of $345,483 on settled currency forwards and a loss of $123,200 on unsettled currency forwards.

Interest expenses were $1.1 million for the six months ended June 30, 2014, as compared to approximately $701,412 for the comparable period in 2013. The fluctuation was due to a $368,131 increase in interest expense related to an increase in bank borrowing.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $903,374 for the six months ended June 30, 2014, as compared to approximately $497,385 for the comparable period in 2013, an increase of $405,989. The increase was due to an increase in government grants and bank interest income.

During the six months ended June 30, 2014, we recorded provision for income tax expense of $189,213 as compared to income tax expense of $207,329 for the comparable period in 2013.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2014 was $122,651, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $499,591 for the comparable period in 2013.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the six months ended June 30, 2014, the exchange rate of the RMB to the U.S. Dollar devaluated 0.9% from the level at the end of December 31, 2013. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of June 30, 2014, the Company had a series of currency forwards totaling a notional amount of $4.0 million expiring from June to October. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net loss of $116,134 are included in “loss of derivative instruments” for the six months ended June 30, 2014 and $222,283 attributable to these activities are included in “gain of derivative instruments” for the six months ended June 30, 2013, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $12.8 million as of June 30, 2014, as compared to $8.0 million as of December 31, 2013. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of June 30, 2014, we had in place general banking facilities with nine financial institutions aggregating $59.8 million. The maturity of these facilities is generally within one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of June 30, 2014, we had utilized approximately $28.6 million under such general credit facilities and had available unused credit facilities of $31.2 million.

On April 17, 2014, we issued 1,000,000 shares of common stock and warrants exercisable for 500,000 shares of common stock in a registered direct offering at a price of $5.05 per fixed combination. The net proceeds from the offering was $4,6 million, after deducting fees due the placement agent and offering expenses.

For the six months ended June 30, 2014, net cash provided by operating activities was approximately $4.8 million, as compared to $0.2 million for the comparable period in 2013. The net cash increase of $4.6 million provided by operating activities is primarily attributable to, among other items, a decrease of $837,555 in cash outflow from inventories, a decrease of $5.5 million in outflow from accounts payable, which was significantly offset by a increase of $3.9 million in cash outflow from other payables and accrued liabilities, and a decrease of $1.4 in cash inflow from notes receivable.

Net cash used in investing activities was $3.5 million for the six months ended June 30, 2014 compared to $7.3 million for the comparable period in 2013. The net decrease of $3.8 million of cash used in investing activities was primarily attributable to a decrease in cash outflow from acquisition of plant and equipment for our strategic change.

Net cash provided by financing activities was $3.8 million during the six months ended June 30, 2014, as compared to $2.9 million for the comparable period in 2013. The net increase of $870,848 in net cash used in financing activities was primarily attributable to an increase of $4.6 million in proceeds from issuance of capital stock, an increase of $1.7 million in proceeds from notes payable, a decrease of $1.3 million in repayment of notes payable, a decrease of 5.0 million in restricted cash, which was partly offset by a decrease of $6.0 million in proceeds from short-term bank loans, an increase of $5.9 million in repayment of short-term bank loans,.

For the six months ended June 30, 2014 and 2013, our inventory turnover was 5.3 times and 5.1 times, respectively. The average days outstanding of our accounts receivable at June 30, 2014 was 90 days, as compared to 82 days at June 30, 2013. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $348,804 and $452,729 in the three months ended June 30, 2014 and 2013, respectively, and $703,703 and $823,060 in the six months ended June 30, 2014 and 2013, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

The use of working capital is primarily for the maintenance of our accounts receivable and inventory. We provide our major customers with payment terms ranging from 10 to 90 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials, work-in-process and finished goods inventory on hand to ensure timely delivery of our products to customers. We use two methods to support our working capital needs: (i) paying our suppliers under payment terms ranging from 60 to 150 days; and (ii) using short-term bank loans. Upon receiving payment for our accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient working capital.

Recent Accounting Pronouncements

The FASB issued ASU No. 2013-01 up to ASU 2014-14, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2014, we had outstanding options exercisable for an aggregate of 265,000 shares of common stock at a weighted average exercise price of $3.45 per share and warrants exercisable for an aggregate of 740,001 shares of common stock at a weighted average exercise price of $5.43 per share. We have registered the issuance of all the shares issuable upon exercise of the options and 540,001 of the shares underlying warrant, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On April 17, 2014, in connection with its April 2014 offering and pursuant to the engagement letter with Ardour Capital Investments, LLC (“Ardour”) dated April 14, 2014, the Company issued warrant to Ardour and its assignees warrants to purchase an aggregate of 40,000 shares of common stock. The warrants have an initial exercise price of $6.33 per share and are exercisable beginning on October 18, 2014 (as permitted by FINRA Rule 5110) and expire April 17, 2017. The warrants have the same terms as the warrants issued to the purchasers in the April 2014 offering, except for the price-based anti-dilution provision, which terms are described in the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2014. The warrants and underlying shares to be issued pursuant to the warrants are and will be issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto (“Regulation D”). The exemption from registration pursuant to Regulation D is based on, among other things, representations from the warrant holders to the effect that each person is an “accredited investor” within the meaning of Rule 506 of Regulation D.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Working Capital Contract Between SZ Highpower and Bank of China, Buji Sub-branch

On April 14, 2014, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 (US$3,250,817) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw the loan on or before April 30, 2014, after which time the bank may cancel all or part of the facility. The interest rate will float and adjust every 6 months. Upon the first withdraw and during the first floating period, the interest rate will equal the one year benchmark lending rate promulgated by the People’s Bank of China, plus 25%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan.

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

Credit Line Contracts Between SZ Highpower and China Minsheng Banking Co., Ltd. Shenzhen Branch

On May 22, 2014, SZ Highpower entered into a comprehensive credit line contract with China Minsheng Banking Co., Ltd. Shenzhen Branch, which provides for a revolving line of credit of up to RMB20,000,000 (US$3,250,817) (CCL Agreement). The amount may be used for bank acceptance and bank guarantee, although the maximum amount that the company may have outstanding under the facility at any given time is RMB20 million. Also on May 22, 2014, SZ Highpower entered into a trade financing agreement with China Minsheng Banking Co., Ltd. Shenzhen Branch providing for a revolving line of credit of up to RMB20,000,000 (US$3,250,817) to be used as bank guarantee (the “BG Agreement”). The limit for the principals granted by the bank to SZ Highpower for trade financing business will be irregularly adjusted and determined within the maximum amount of RMB 20 million. SZ Highpower may withdraw from each loan, from time to time as needed, but must make a specific drawdown application on or before May 22, 2015, after which time the bank may cancel all or part of the facilities. Each loan is guaranteed by SZ Springpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default under CCL Agreement: the occurrence of significant business difficulties or adverse changes on the financial conditions of SZ Highpower; an adverse change in the SZ Highpower’s business market; any major adjustment of relevant national policies; SZ Highpower violates any other contract or agreement concluded with others, or any commitment or warranty unilaterally made by SZ Highpower, which constitutes breach of other debts or other debts have been or may be announced acceleration by other creditor; the guarantor’s guarantee capacity becomes obviously insufficient, or the guarantor violates the guarantee contract or any obligation specified in the commitments made by the guarantor; any pledged or mortgaged property is damaged or lost, and SZ Highpower fails to provide a new guarantee as required by the bank; SZ Highpower indicates directly or by its conduct that it will not perform its obligations under the contract or other specified contracts with the bank; SZ Highpower’s providing false information or withholding of important financial facts (including balance sheet, profit and loss statement and other important materials) , or refusal to accept the bank’s supervision of the use of the loan and the company’s operational and financial activities; SZ Highpower transfers its assets, withdraws funds, evades debts or has any other behavior which damages the bank’s rights and interest; SZ Highpower’s suffering major change in financial conditions, or involving in litigation, arbitration, administrative punishment or other judicial administrative proceedings, which may have adverse impact the execution of the contract; or any adversely affect SZ Highpower’s ability to perform its obligations under the loan facility. Upon the occurrence of an event of default under the CCL Agreement, the bank may adjust or cancel a credit line, and demand SZ Highpower to prepay all the borrowings having been withdrawn under the contract.

The following constitute events of default under BG Agreement: SZ Highpower fails to pay the matured debts on time and in full, including but not limited to the principal, interest or any other expenses specified in the contract or any affiliated specific contract, or fails to deposit sufficient money to the account designated by the bank under the stipulations of the contract or any affiliated specific contract; SZ Highpower fails to use the financing funds according to the stipulations of the contract or any affiliated specific contract; any representation or warranty of SZ Highpower in the contract is or proves to have been untrue or inaccurate in any material respect; SZ Highpower does not perform its any commitment, responsibility or obligation completely and properly under the contract or any affiliated specific contract; SZ Highpower is unable to repay its any debt under the loan contract or credit granting contract concluded with any a third party, or has any event of default under any other contract, agreement or commitment, or any other debt owed by SZ Highpower is announced acceleration prior to the specified date of maturity; any other event which may materially endanger or damage the Bank’s rights and interests under the contract, including but not limited to, SZ Highpower’s major change of the operation conditions, significant adverse change of the financial status, suffering major averse litigation or legal proceeding, major change of the market conditions related to the business operation or major change of relevant credit policies or industrial policies of China, which may have material adverse impact on the operation conditions; the guarantor has any event of default under any guarantee contract; or any other event or behavior which has serious adverse effect on the creditor’s rights or guarantee rights and interests of the bank.

Upon the occurrence of an event of default under the BG Agreement, the bank may: adjust the limit amount, limit revolving and credit term under the Comprehensive Credit Granting Contract or under the BG Agreement until the use of the limit is terminated; adjust the scope of the trade financing products stipulated in the contract; announce acceleration of all the debts directly or indirectly deriving from the contract, and demand the SZ Highpower to make repayment immediately; execute the guarantee under the contract; demand SZ Highpower to provide or increase security in various forms, including but not limited to guarantee, mortgage or pledge; make deduction directly from the any account of SZ Highpower opened with the bank and any branch of China Minsheng Bank for paying the debts under the contract; or take any other measures permitted by laws and regulations and complying with provisions of relevant laws in order to maintain its rights and interests under the contract.

Credit Line Contract Between Both SZ Highpower and SZ Springpower and China Citic Bank, Shenzhen Branch

On June 25, 2014, SZ Highpower and SZ Springpower as a common borrower entered into a comprehensive credit line contract with China Citic Bank, Shenzhen Branch, which provides for a revolving line of credit of up to RMB45,000,000 (US$7,314,338). The maximum amount that SZ Springpower may have outstanding under the facility at any given time is RMB10,000,000 (US$1,625,408), and at the same time, the maximum amount that the borrowers may have outstanding under the facility at any given time is RMB45 million. Both borrowers may withdraw the loan, from time to time as needed, but must make specific drawdown application on before June 25, 2015, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by SZ Highpower, SZ Springpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default under the loan agreement: the borrower’s violation or intention to violate the terms of the agreement or any other agreements executed between the borrower and the bank regarding the application of a specific line of credit; the borrower’s failure to perform any of its obligation under the agreement; any statement made by the borrower in the agreement turns out to be untrue, misleading, or incomplete; the borrower’s failure or indication that it is unable to repay the debt according to agreement; the borrower goes into shutdown, out of business, announced bankruptcy, dissolution, business license revoked or cancelled, or there is any litigation, arbitration, or criminal or administrative sanction which causes adverse consequences for the borrower’s operation or property conditions, which may affect or damage or has affected or damaged the bank’s rights and interests; the borrower’s domicile, business scope, legal representative, or industrial and commercial registered item is changed, or the borrower has serious external investment, which seriously affects or threatens the realization of the creditor’s rights of the bank; the borrower’s experiencing a severe financial downturn, loss of assets, or other financial crisis which might affect the bank’s ability to collect on the loan; the borrower’s change in the use of the loan proceeds without the prior consent of the bank; the occurrence of a financial crisis on The borrower’s controlling stockholder and the related parties with which the borrower has a strong business connection; a severe downturn in The borrower’s industry; any involvement by the borrower’s senior management in significant corruption which the bank believes might affect its ability to collect on the loan; the borrower’s breach of other covenants under other agreements; the borrower’s guarantor violates the guarantee contract or has any event of default under a guarantee contract, and the borrower fails to provide a new security according to the bank’s requirements; any seizure, foreclosure or dispute of ownership of any collateral for the agreement and the borrower fails to provide a new security according to the bank’s requirements; the borrower uses a false contract with an affiliated party to discount or pledge on the basis of bill receivable and accounts receivable without real trade background to take the bank's capital or credit; the borrower refuses to accept the bank’s supervision and inspection on the execution situations of the specific business contract and relevant operation and financial activities; the borrower has escaped or attempts to escape its debts owing the bank through affiliated transactions; or any other circumstance affecting the borrower that may affect the bank’s ability to collect on the loan.

Upon the occurrence of an event of default, the bank may: adjust, cancel or suspend the comprehensive contract or adjust the effective period for the contract; terminate the unused portion of the credit line and announce the debt outstanding under the agreement immediately due and payable; require additional guarantee to ensure the bank’s rights; require the guarantors to repay the debt; hold the borrower’s deposit account in the bank in custody for repayment of amounts outstanding under the agreement and specific credit lines under the agreement; or the expenses for realization of the creditor’s rights by the bank (including but not limited to litigation cost, business traveling expenses, property preservation cost, notarization fee, certification fee, translation fee, and evaluation and auction expenses) shall be borne the borrower.

Working Capital Contract Between HKHTC and China Construction Bank (Asia)

On June 4, 2014, HKHTC entered into a working capital loan contract with China Construction Bank (Asia) providing for a term loan of up to HKD50,000,000 (US$6,451,363). HKHTC may withdraw the loan on or before September 4 2014. Each drawdown shall be made at a minimum amount of HKD20,000,000 (or US$3,000,000) with at least 2 business day’s prior written notice to the bank. All the outstanding liabilities under the facility shall be repaid by the final maturity date, which is 12 months after the drawdown date. The interest rate and all other fees and charges shall be subject to variation from time to time by the bank, and the interest rate charged on the loans is at HIBOR plus 2.7% per annum. Interest is payable monthly commencing one month after the drawdown date or at the due date, whichever is earlier. The loan is guaranteed by SBLC(s) which is issued by China Merchants Bank or China Minsheng Bank and our Chief Executive Officer, Dang Yu Pan.

On and at any time after HKHTC have not provided all the documents according to the bank’s requirement or violated any other provision of this contract, the bank may cancel the facilities and demand that all the outstanding amount under the facilities be immediately due and payable.

The information set forth above is included herewith for the purpose of providing the disclosure required under Item 1.01and Item 2.03 of Form 8-K. The preceding summaries of the above-referenced loan agreements are qualified in their entirety by reference to the complete text of the agreements, which are attached hereto as Exhibits 10.1-10.5 and are incorporated by reference herein. You are urged to read the entire text of the loan agreements attached hereto.

Item 6. Exhibits

Exhibit Number	Description of Document

4.1	Form of Warrant issued on April 17, 2014 to Ardour Capital Investments, LLC and it assignees
10.1	Working Capital Loan Contract dated April 14, 2014 by and between Bank of China, Buji Sub-branch and Springpower Shenzhen Highpower Technology Co., Ltd (translated to English).
10.2	Comprehensive Credit Line Contract dated May 22, 2014 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd (translated to English).
10.2(a)	Maximum Amount Guaranty Contract dated May 22, 2014 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Springpower Technology (Shenzhen) Co., Ltd (translated to English).
10.2(b)	Maximum Amount Guaranty Contract dated May 22, 2014 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Dangyu Pan (translated to English).
10.2(c)	Maximum Amount Guaranty Contract dated May 22, 2014 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Huizhou Highpower Technology Co., Ltd (translated to English).
10.3	Trade Financing Contract dated May 22, 2014 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd (translated to English).
10.4	Comprehensive Credit Line Contract dated June 4, 2014 by and between China Citic Bank, Shenzhen Branch and Both Shenzhen Highpower Technology Co., Ltd and Springpower Technology (Shenzhen) Co., Ltd (translated to English).
10.4(a)	Maximum Amount Guaranty Contract dated June 25, 2014 by and between China Citic Bank, Shenzhen Branch and Springpower Technology (Shenzhen) Co., Ltd (translated to English)
10.4(b)	Maximum Amount Guaranty Contract dated June 25, 2014 by and between China Citic Bank, Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd (translated to English)
10.4(c)	Maximum Amount Guaranty Contract dated June 25, 2014 by and between China Citic Bank, Shenzhen Branch and Huizhou Highpower Technology Co., Ltd (translated to English)
10.4(d)	Maximum Amount Guaranty Contract dated June 25, 2014 by and between China Citic Bank, Shenzhen Branch and Dangyu Pan (translated to English)
10.5	Working Capital Loan Contract dated June 4, 2014 by and between China Construction Bank (Asia) and Hong Kong Highpower Technology Co., Ltd (translated to English)

31.1		Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: August 13, 2014		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

