Form 10-Q
period 2014-09-30
Highpower International, Inc.
filed 2014-11-14
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The registrant had 15,052,158 shares of common stock, par value $0.0001 per share, outstanding as of November 12, 2014.

HIGHPOWER INTERNATIONAL, INC.

 FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED September 30, 2014

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	11,802,804	7,973,459
Restricted cash	15,467,638	28,586,121
Accounts receivable, net	38,107,418	33,961,014
Notes receivable	2,460,187	1,014,891
Prepayments	4,482,975	4,969,743
Other receivables	715,550	1,063,656
Inventories	20,567,199	19,739,360

Total Current Assets	93,603,771	97,308,244

Property, plant and equipment, net	49,383,533	48,548,203
Land use right, net	4,312,435	4,421,415
Intangible asset, net	612,500	650,000
Deferred tax assets	1,626,446	802,225
Foreign currency derivatives assets	-	63,289

TOTAL ASSETS	149,538,685	151,793,376

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Foreign currency derivatives liabilities	4,976	-
Accounts payable	50,067,002	40,026,698
Deferred income	1,635,959	675,521
Short-term loan	15,817,971	36,142,105
Notes payable	27,002,824	25,271,256
Other payables and accrued liabilities	6,819,899	7,801,431
Income taxes payable	2,046,929	1,279,658
Current portion of long-term loan	1,951,442	1,967,536

Total Current Liabilities	105,347,002	113,164,205

Warrant Liability	2,385,739	-
Long-term loan	2,439,302	3,935,071

TOTAL LIABILITIES	110,172,043	117,099,276

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,052,158 shares issued and outstanding at September 30, 2014 and 13,978,106 shares issued and outstanding at December 31, 2013)	1,505	1,398
Additional paid-in capital	10,403,566	6,011,305
Statutory and other reserves	3,142,411	3,142,411
Retained earnings	19,142,391	18,390,875
Accumulated other comprehensive income	5,517,730	5,848,859

Total equity for the Company’s stockholders	38,207,603	33,394,848

Non-controlling interest	1,159,039	1,299,252

TOTAL EQUITY	39,366,642	34,694,100

TOTAL LIABILITIES AND EQUITY	149,538,685	151,793,376

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars except Number of Shares)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	44,474,560	38,852,978	111,769,510	94,429,966
Cost of sales	(35,069,440)	(31,609,991)	(88,703,954)	(76,689,340)
Gross profit	9,405,120	7,242,987	23,065,556	17,740,626

Research and development expenses	(2,056,045)	(1,531,477)	(5,844,962)	(3,984,942)
Selling and distribution expenses	(1,697,674)	(1,598,397)	(4,822,560)	(4,386,375)
General and administrative expenses, including stock-based compensation	(3,295,262)	(2,957,467)	(10,178,838)	(8,375,713)
Foreign currency transaction gain (loss)	(15,369)	(154,453)	334,326	(374,410)
Gain (loss) on derivative instruments	59,785	45,033	(56,349)	267,316
Total operating expenses	(7,004,565)	(6,196,761)	(20,568,383)	(16,854,124)

Income from operations	2,400,555	1,046,226	2,497,173	886,502

Loss on change of fair value of warrant liability	(1,286,335)	-	(1,211,787)	-
Other income	590,117	479,288	1,493,491	976,673
Interest expenses	(458,534)	(444,706)	(1,528,077)	(1,146,118)
Income before taxes	1,245,803	1,080,808	1,250,800	717,057

Income taxes expenses	(439,659)	(372,023)	(628,872)	(579,352)
Net income	806,144	708,785	621,928	137,705

Less: net loss attributable to non-controlling interest	(68,023)	(33,443)	(129,588)	(104,932)
Net income attributable to the Company	874,167	742,228	751,516	242,637

Comprehensive income
Net income	806,144	708,785	621,928	137,705
Foreign currency translation gain (loss)	19,368	232,201	(341,754)	531,143
Comprehensive income	825,512	940,986	280,174	668,848

Less: comprehensive loss attributable to non-controlling interest	(67,486)	(25,145)	(140,213)	(90,620)
Comprehensive income attributable to the Company	892,998	966,131	420,387	759,468

Earnings per share of common stock attributable to the Company
- Basic	0.06	0.05	0.05	0.02
- Diluted	0.06	0.05	0.05	0.02

Weighted average number of common stock outstanding
- Basic	15,052,158	13,657,930	14,632,491	13,607,474
- Diluted	15,590,142	13,657,930	15,045,776	13,607,474

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Nine months ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	621,928	137,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,161,384	1,832,596
Allowance for doubtful accounts	103	(3,643)
Loss on disposal of property, plant and equipment	346,866	108,652
Loss on derivative instruments	67,748	117,966
Deferred income tax	(830,413)	(76,813)
Share based payment	1,064,969	159,352
Loss on change of fair value of warrant liability	1,211,787	-
Changes in operating assets and liabilities:
Accounts receivable	(4,404,612)	(7,918,758)
Notes receivable	(1,453,621)	(1,048,133)
Prepayments	448,249	(2,191,905)
Other receivable	339,411	(9,515)
Inventories	(989,237)	(188,974)
Accounts payable	10,701,057	7,255,970
Deferred income	1,635,985	-
Other payables and accrued liabilities	(920,591)	2,251,556
Income taxes payable	777,753	37,821
Net cash flows provided by operating activities	11,778,766	463,877

Cash flows from investing activities
Acquisition of plant and equipment	(5,864,112)	(11,905,424)
Net cash flows used in investing activities	(5,864,112)	(11,905,424)

Cash flows from financing activities
Proceeds from short-term bank loans	15,821,648	30,408,328
Repayment of short-term bank loans	(35,934,559)	(15,748,524)
Repayment of long-term bank loans	(1,463,605)	(1,449,322)
Proceeds from notes payable	34,246,949	32,308,322
Repayment of notes payable	(32,308,636)	(32,097,470)
Proceeds from issuance of capital stock, net	4,633,164	-
Change in restricted cash	12,900,973	(2,540,084)
Net cash flows provided by (used in) financing activities	(2,104,066)	10,881,250
Effect of foreign currency translation on cash and cash equivalents	18,757	367,544
Net increase (decrease) in cash and cash equivalents	3,829,345	(192,753)
Cash and cash equivalents - beginning of period	7,973,459	6,627,334
Cash and cash equivalents - end of period	11,802,804	6,434,581

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	681,533	618,344
Interest expenses	1,489,796	1,146,118
Non-cash transactions
Accounts payable for construction in progress	648,385	1,408,336
Offset of deferred income and property, plant and equipment	669,995	-

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2014, its consolidated results of operations and cash flows for the nine month periods ended September 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

No customer accounted for 10% or more of total sales during nine months ended September 30, 2014. During the nine months ended September 30, 2013, there was one customer, Energizer Holdings, Inc., that accounted for 11.3% of total net sales.

No supplier accounted for 10% or more of total purchase amount during nine months ended September 30, 2014, and one major supplier accounted for 15.0% of total purchase amount during nine months ended September 30, 2013.

None of the Company’s customers accounted for 10% or more of the accounts receivable as of September 30, 2014 and December 31, 2013.

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

Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Buildings	2.5% - 10%
Furniture, fixtures and office equipment	20%
Leasehold improvement	20 - 50%
Machinery and equipment	10%
Motor vehicles	20%

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

Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the consolidated balance sheet as deferred income and deducted in calculating the carrying amount of the related asset. The revenue from such grants is recognized in profit or loss over the life of the related depreciable asset as a reduction of depreciation expense. As of September 30, 2014 and December 31, 2013, the Company recorded deferred income of $1,635,959 and $657,521, respectively, for the government grants to purchase non-current assets.

Government grants as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related benefit are recognized as other income in the period in which they become receivable. In the nine months ended September 30, 2014 and 2013, approximately $292,197 and $345,718 of government grants were recognized as other income, respectively.

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

Shipping and handling

Shipping and handling expenses are recorded as selling expenses when occurred. Shipping and handling expenses relating to sales were $663,069 and $582,907, respectively, for the nine months ended September 30, 2014 and 2013.

Research and development

Research and development expenses include expenses directly attributable to the conduct of research and development programs, including the expenses of salaries, employee benefits, materials, supplies, and maintenance of research equipment. All expenditures associated with research and development are expensed as incurred.

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No significant advertising expense was recorded for the nine months ended September 30, 2014 and 2013.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of September 30, 2014 and December 31, 2013.

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

Recently issued accounting pronouncements

As of November 12, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01 up to ASU No. 2014-16, which are not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

3.	Restricted cash

As of September 30, 2014 and December 31, 2013, restricted cash consisted of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Securities for bank acceptance bill	13,113,711	14,132,921
Time deposits	2,353,927	14,453,200
	15,467,638	28,586,121

During the nine months ended September 30, 2014, the Company repaid a series of short-term borrowings which resulted in a decrease in time deposits as of September 30, 2014.

4.	Accounts receivable, net

As of September 30, 2014 and December 31, 2013, accounts receivable consisted of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Accounts receivable	40,604,434	36,467,233
Less: allowance for doubtful debts	2,497,016	2,506,219
	38,107,418	33,961,014

The Company recorded bad debt expense of $103 during the nine months ended September 30, 2014, and the Company reversed bad debt expenses of $3,643 during the nine months ended September 30, 2013.

The Company wrote off accounts receivable of $2,948 and $1,713, respectively, in the nine months ended September 30, 2014 and 2013.

5.	Prepayments

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Purchase deposits paid	2,303,820	2,876,267
Value-added tax prepayment	1,094,804	1,032,619
Deferred share-based compensation	-	131,812
Rental deposit	265,543	209,095
Deferred insurance fee	72,752	53,297
Advances to staff for operations	138,425	48,499
Other deposits and prepayments	607,631	618,154
	4,482,975	4,969,743

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

6.	Other receivables

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Deposit for land use right	514,361	518,603
Others	201,189	545,053
	715,550	1,063,656

7.	Inventories

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Raw materials	4,799,204	4,281,232
Work in progress	2,516,244	2,047,627
Finished goods	12,864,660	13,087,995
Packing materials	25,647	20,591
Consumables	361,444	301,915
	20,567,199	19,739,360

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to fair value. $747,340 and $138,213 was written down for inventories in the nine months ended September 30, 2014 and 2013, respectively.

8.	Property, plant and equipment, net

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Cost
Construction in progress	2,583,000	6,681,652
Furniture, fixtures and office equipment	3,691,244	3,282,818
Leasehold improvement	2,044,879	940,089
Machinery and equipment	26,119,952	24,600,773
Motor vehicles	1,339,782	1,430,611
Building	25,541,312	21,521,416
	61,320,169	58,457,359
Less: accumulated depreciation	11,936,636	9,909,156
	49,383,533	48,548,203

The Company recorded depreciation expenses of $3,051,069 and $1,722,992 for the nine months ended September 30, 2014 and 2013, and $1,071,176 and $621,589 for the three months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014 and 2013, the Company deducted deferred income related to government grants of $669,995 and $nil, respectively, in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of September 30, 2014 and December 31, 2013. The carrying amount of the building was $10,595,293 and $10,867,411 as of September 30, 2014 and December 31, 2013, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

9.	Land use rights, net

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Cost
Land located in Huizhou	3,491,953	3,520,752
Land located in Ganzhou	1,362,280	1,373,515
	4,854,233	4,894,267
Accumulated amortization	(541,798)	(472,852)
Net	4,312,435	4,421,415

As of September 30, 2014, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

$
Remaining 2014	24,222
2015	97,087
2016	97,087
2017	97,087
2018	97,087
2019	97,087
2020 and thereafter	3,802,778
4,312,435

The Company recorded amortization expenses of $72,815 and $72,104 for the nine months ended September 30, 2014 and 2013, respectively, and $24,222 and $24,214 for the three months ended September 30, 2014 and 2013, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of September 30, 2014 and December 31, 2013.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

10.	Intangible asset

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(387,500)	(350,000)
Net	612,500	650,000

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

As of September 30, 2014 and December 31, 2013, the Company had an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in selling and distribution expenses were $37,500 for the nine months ended September 30, 2014 and 2013, and $12,500 for the three months ended September 30, 2014 and 2013.

11.	Other payables and accrued liabilities

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Accrued expenses	4,100,994	3,877,095
Royalty payable	577,721	582,486
VAT payable	588,864	1,406,086
Sales deposits received	1,216,310	1,574,258
Other payables	336,010	361,506
	6,819,899	7,801,431

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

12.	Taxation

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

All the other PRC subsidiaries are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2014 and 2013.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

12.	Taxation (continued)

The components of the provision for income taxes expenses are:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	720,932	311,110	1,459,285	656,165
Deferred	(281,273)	60,913	(830,413)	(76,813)
Total	439,659	372,023	628,872	579,352

The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income tax expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	1,245,803	1,080,808	1,250,800	717,057

Provision for income taxes at applicable income tax rate	154,019	271,265	73,150	168,845
Effect of preferential tax rate	(332,606)	(32,272)	(546,529)	11,698
R&D expenses eligible for super deduction	74	-	(71,531)	-
Non-deductible expenses	43,591	22,092	124,082	65,791
Change in valuation allowance	574,581	110,938	1,049,700	333,018
Effective enterprise income tax	439,659	372,023	628,872	579,352

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Tax loss carry-forward	4,080,648	2,601,823
Allowance for doubtful receivables	111,109	112,446
Allowance for inventory obsolescence	191,410	46,441
Fair value change of currency forwards	746	(9,493)
Difference for sales cut-off	47,068	46,824
Deferred income	245,394	168,880
Property, plant and equipment subsidized by government grant	164,358	-
Total gross deferred tax assets	4,840,733	2,966,921
Valuation allowance	(3,214,287)	(2,164,696)
Total net deferred tax assets	1,626,446	802,225

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables. These notes payable are bank guarantee promissory notes which are non-interest bearing and generally mature within nine months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding notes payable were $27,002,824 and $25,271,256 as of September 30, 2014 and December 31, 2013, respectively.

14.	Short-term loans

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
Short- term bank loans guaranteed and repayable within one year	15,817,971	36,142,105

As of September 30, 2014, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $3,020,539, the building with a carrying amount of $10,595,293.

The loans as of September 30, 2014 were primarily obtained from three banks with interest rates ranging from 1.0% to 7.5% per annum. The interest expenses were $1,240,334 and $741,153 for the nine months ended September 30, 2014 and 2013, respectively, and $370,775 and $321,965 for the three months ended September 30, 2014 and 2013, respectively.

15.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	3/10/2014	3/10/2015	12,603,060	285,381
Bank of China	7/23/2014	7/23/2015	3,949,346	67,247
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,504,805	5,041,224
The Shanghai Cmmercial&saving	8/19/2014	11/19/2014	4,500,000	4,500,000
China Minsheng Banking Corp.,Ltd	5/22/2014	5/21/2015	3,252,403	3,252,403
China Citic Bank	6/25/2014	6/25/2015	8,014,850	6,104,063
Total			38,824,464	19,250,318

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

15.	Lines of credit (continued)

	December 31, 2013
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Industrial and Commercial Bank of China	7/26/2012	7/25/2015(ii)	6,558,452	1,803,574
China Citic Bank	3/29/2013	3/29/2014(ii)	7,378,259	5,738,646
Bank of China	1/25/2013	1/25/2014(i)	3,689,129	247,582
Bank of China	1/10/2013	1/10/2014(ii)	12,707,001	1,674,876
China Everbright Bank	5/30/2013	5/29/2014(i)	8,438,433	1,382,194
China Everbright Bank	9/4/2013	9/3/2014(i)	1,147,729	-
Industrial Bank Co., Ltd	7/24/2013	7/24/2014(i)	8,198,065	6,558,452
Jiang Su Bank Co., Ltd	6/21/2013	6/20/2014(i)	4,918,839	-
Ping An Bank	11/12/2013	9/17/2014(i)	11,477,291	7,564,027
Shanghai Commercial & Saving Bank	8/29/2013	8/29/2014(i)	3,000,000	1,250,000
Industrial and Commercial Bank of China(Macau) Ltd	7/29/2013	1/29/2014(i)	7,093,296	3,084,294
Total			74,606,494	29,303,645

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

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of September 30, 2014 and December 31, 2013, the Company was in compliance with all material covenants in its loan agreements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

16.	Long-term loans

	September 30, 2014	December 31, 2013
	(Unaudited)
	$	$
Long term loans from Bank of China	4,390,744	5,902,607
Less: current portion of long-term borrowings	1,951,442	1,967,536
Long-term bank loans, net of current portion	2,439,302	3,935,071

On January 13, 2012, the Company borrowed $8,127,042 (RMB50 million) from the Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is a five-year long-term loan, with an annual interest rate of 7.04%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of September 30, 2014. Interest expenses are to be paid quarterly.

The interest expenses were $287,743 and $404,965 for the nine months ended September 30, 2014 and 2013, respectively, and $87,759 and $122,741 for the three months ended September 30, 2014 and 2013, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on each of September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
Remaining 2014	487,860
2015	1,951,442
2016	1,951,442
4,390,744

17.	Share-based Compensation

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction As of September 30, 2014, approximately 661,204 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

17.	Share-based Compensation (continued)

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2013	665,000	2.81	8.35

Granted	540,000	2.63	-
Exercised	-	-	-
Forfeited	(100,000)	1.15	-
Canceled	-	-	-
Outstanding, December 31, 2013	1,105,000	2.87	8.51
Exercisable, December 31, 2013	380,000	3.14	7.19
Vested and expected to vest, December 31, 2013	940,022	2.90	8.33

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2014	1,105,000	2.87	8.51

Granted	-	-	-
Exercised	(160,000)	2.69	-
Forfeited	(29,204)	2.63	-
Canceled	-	-	-
Outstanding, September 30, 2014	915,796	2.91	7.23
Exercisable, September 30, 2014	265,000	3.45	3.96
Vested and expected to vest, September 30, 2014	837,760	2.93	7.08

The aggregate intrinsic value of options vested and expected to vest as of September 30, 2014 and December 31, 2013 was approximately $4.6 million and $nil, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the nine months ended September 30, 2014, the Company did not grant any new options to employees. One employee exercised his options to purchase 160,000 shares of the Company’s common stock. As a result, the Company issued 74,052 shares of common stock to this employee by net share settlement. Two employees had resigned and their options to purchase a total of 29,204 shares of the Company’s common stock were forfeited.

During the nine months ended September 30, 2013, no options was granted, exercised or forfeited.

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

Restricted Stock Awards Granted to Employees

During the year ended December 31, 2013 the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under 2008 Plan. The RSAs granted in 2013 had the following vesting periods; 30% immediately upon grant, 30% vest on first anniversary of the grant date, and 40% vest on the second anniversary of grant date. The RSAs are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee. There were no RSAs granted to employees during the nine months ended September 30, 2014 and 2013.

The following table summarizes the restricted stock awards activities for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2014	172,200	2.81	1.77

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, September 30, 2014	172,200	2.81	1.02
Expected to vest, September 30, 2014	137,601	2.81	1.02

Share-based Compensation to Nonemployees

On July 15, 2013, the Company entered into an agreement with a consulting firm. In return for the consulting firm’s financial advisory service in the coming two years, the Company issued an aggregate of 150,000 shares of the Company’s common stock to the consulting firm on August 15, 2013. The shares were fully vested upon issuance and the fair value of the shares was $171,000 which was based on the closing market price of the Company’s common stock on August 15, 2013. The share-based compensation was being amortized over the consulting service period. In the second quarter of 2014, the service agreement was terminated. Therefore, the remaining unamortized balance, approximately $131,812, was recognized as share-based compensation expense during the nine months ended September 30, 2014.

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

Also, in connection with this consulting agreement, on January 17, 2014 the Company issued five year warrants to purchase 200,000 shares of the Company’s common stock. The shares were fully vested upon issuance and the aggregate fair value of the warrants was approximately $390,000, which was calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

	Nine months Ended September 30,
	2014	2013
Expected volatility	83.6%	NA
Risk-free interest rate	1.64%	NA
Expected term from grant date (in years)	5.0	NA
Dividend rate	-	NA
Fair value	1.95	NA

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

17.	Share-based Compensation (continued)

Expected Term

The expected term of the warrants issued during the nine months ended September 30, 2014, represents the remaining contractual term of the warrants.

Expected Volatility

The expected volatility used for the nine-month periods ended September 30, 2014 is based upon the Company’s own trading history.

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

Total Share-based Compensation Expenses

As of September 30, 2014 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $1.1 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.80 years.

In connection with the grant of stock options, restricted stock awards and warrants to employees and nonemployees, the Company recorded stock-based compensation charges of $543,369 and $521,599, respectively, for the nine-month period ended September 30, 2014 and stock-based compensation charges of $141,037 and $18,315, respectively, for the nine-month period ended September 30, 2013. The Company recorded stock-based compensation charges of $148,725 and $nil, respectively, for the three-month period ended September 30, 2014 and stock-based compensation charges of $46,830 and $17,812, respectively, for the three-month period ended September 30, 2013.

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

The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2014 and 2013, and the three months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	874,167	742,228	751,516	242,637

Denominator:
Weighted-average shares outstanding
- Basic	15,052,158	13,657,930	14,632,491	13,607,474
- Diluted	15,590,142	13,657,930	15,045,776	13,607,474

Earnings per common share
- Basic	0,06	0.05	0.05	0.02
- Diluted	0.06	0.05	0.05	0.02

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

There were 565,000 options and warrants outstanding as of September 30, 2013, which were not included in the computation of diluted EPS for the periods ended September 30, 2013 because of their excise price would be above average market value.

915,796 shares of stock options and 200,000 shares of warrants with a total dilutive effect of 525,716 shares were included in the computation of diluted EPS for the three months ended September 30, 2014. There were 540,001 options and warrants outstanding as of September 30, 2014, which were not included in the computation of diluted EPS for the periods ended September 30, 2014 because of their excise price would be above average market value.

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

The fair values of the warrants as of April 17, 2014 were calculated using the Black-Scholes pricing model with the following assumptions:

	April 17, 2014
	2014	2013
Expected volatility	85.76%	NA
Risk-free interest rate	0.9%	NA
Expected term (in years)	3.0	NA
Dividend rate	-	NA
Fair value	$2.3	NA

The fair value of the investor warrant liability will be re-measured at each period and recorded as a gain or loss on fair value of warrant liability. As of September 30, 2014, the fair value of warrant liability was $2,385,739 and the Company recognized a loss of $1,286,335 on the change of fair value of warrant liability.

The fair values of the warrants as of September 30, 2014 were calculated using the Black-Scholes pricing model with the following assumptions:

	Nine months Ended September 30,
	2014	2013
Expected volatility	93.79%	NA
Risk-free interest rate	0.8%	NA
Expected term (in years)	2.6	NA
Dividend rate	-	NA
Fair value	$4.8	NA

In conjunction with the securities offering transaction, the Company issued three year warrants to investment bankers to purchase 40,000 shares of the Company’s common stock at $6.33 per share. The aggregate fair value of the warrants was $94,982, which was recognized as a share-based compensation and resulted in an increase of additional paid-in capital. As such compensation was offering cost, it resulted in a reduction in additional paid-in capital. Hence, such transaction has no net impact on the Company’s financial position as of September 30, 2014.

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

The total amounts for such employee benefits, which were expensed as incurred, were $1,128,544 and $1,257,546 for the nine months ended September 30, 2014 and 2013, respectively, and $424,841 and $434,486 for the three months ended September 30, 2014 and 2013, respectively.

21.	Non-controlling interest

GZ Highpower is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. GZ Highpower is engaged in processing, marketing and research of battery materials. The Company holds 60% interest of GZ Highpower as of September 30, 2014 and December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, non-controlling interest related to GZ Highpower in the consolidated balance sheet was $1,159,039 and $1,299,252, respectively.

Non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $129,588 and $104,932 for the nine months ended September 30, 2014 and 2013, respectively, and $68,023 and $33,443 for the three months ended September 30, 2014 and 2013.

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2014 to 2017, with options to renew the leases. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of September 30, 2014 are as follows:

$
Remaining 2014	401,347
2015	1,480,887
2016	1,338,853
2017	333,989
3,555,076

Rent expenses for the nine months ended September 30, 2014 and 2013 were $1,183,430 and $992,054, respectively, and for the three months ended September 30, 2014 and 2013, rent expenses were $391,109 and $361,672, respectively.

Capital commitments and contingency

The Company had contracted capital commitments of $nil and $990,031 for the construction of the Ganzhou plant as of September 30, 2014 and December 31, 2013, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

23.	Segment information

The reportable segments are components of the Company that offer different products and are separately managed, with separate financial information available that is separately evaluated regularly by the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, in determining the performance of the business. The Company categorizes its business into three reportable segments, namely (i) Ni-MH Batteries; (ii) Lithium Batteries; and (iii) New Materials.

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Ni-MH Batteries	22,468,264	23,278,902	57,109,202	56,195,672
Lithium Batteries	21,069,435	14,960,966	51,971,642	36,541,465
New Materials	936,861	613,110	2,688,666	1,692,829
Total	44,474,560	38,852,978	111,769,510	94,429,966

Cost of Sales
Ni-MH Batteries	17,843,761	19,220,485	45,357,950	45,491,987
Lithium Batteries	16,355,265	11,859,111	40,935,690	29,664,911
New Materials	870,414	530,395	2,410,314	1,532,442
Total	35,069,440	31,609,991	88,703,954	76,689,340

Gross Profit
Ni-MH Batteries	4,624,503	4,058,417	11,751,252	10,703,685
Lithium Batteries	4,714,170	3,101,855	11,035,952	6,876,554
New Materials	66,447	82,715	278,352	160,387
Total	9,405,120	7,242,987	23,065,556	17,740,626

	September 30,2014	December 31,2013
	(Unaudited)
	$	$
Total Assets
Ni-MH Batteries	52,909,634	66,960,366
Lithium Batteries	87,904,413	76,357,912
New Materials	8,724,638	8,475,098
Total	149,538,685	151,793,376

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

23.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China (including Hong Kong)	27,698,729	25,308,214	72,064,966	52,936,205
Asia, others	3,979,662	3,975,389	8,304,209	11,084,009
Europe	10,465,002	6,999,347	23,908,064	22,466,996
North America	2,128,707	2,406,305	6,725,849	7,181,805
South America	116,227	90,849	317,928	382,215
Africa	43,872	28,877	281,016	248,275
Others	42,361	43,997	167,478	130,461
	44,474,560	38,852,978	111,769,510	94,429,966

	September 30, 2014	December 31, 2013
	(Unaudited)
	$	$
Accounts receivable
China (including Hong Kong)	26,077,073	24,554,617
Asia, others	2,564,187	3,278,001
Europe	8,610,537	5,191,444
North America	776,601	863,156
South America	38,465	50,691
Africa	22,500	25
Others	18,055	23,080
	38,107,418	33,961,014

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

This report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, results of operations, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipates,” “believes,” “expects,” “plans,” “intends,” “seeks,” “estimates,” “projects,” “predicts,” “could,” “should,” “would,” “will,” “may,” “might,” and similar expressions, or the negative of such expressions, are intended to identify forward-looking statements. Such statements reflect management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, economic downturn and uncertainty in Asia and Europe adversely affecting demand for our products; fluctuations in the cost of raw materials; our dependence on, or inability to attract additional, major customers for a significant portion of our net sales; our ability to increase manufacturing capabilities to satisfy orders from new customers; our ability to maintain increased margins; changes in the laws of the PRC that affect our operations; the devaluation of the U.S. Dollar relative to the Renminbi; our dependence on the growth in demand for portable electronic devices and the success of manufacturers of the end applications that use our battery products; our responsiveness to competitive market conditions; our ability to successfully manufacture our products in the time frame and amounts expected; the market acceptance of our battery products, including our lithium products; our ability to successfully develop products for and penetrate the electric transportation market; our ability to continue R&D development to keep up with technological changes; our exposure to product liability, safety, and defect claims; rising labor costs, volatile metal prices, and inflation; changes in foreign, political, social, business and economic conditions that affect our production capabilities or demand for our products; and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report or in the “Risk Factors” section of our Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. As of September 30, 2014, the paid-in capital of GZ Highpower was RMB30,000,000 ($4,807,847). SZ Highpower holds 60% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 40%. SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

Net sales for the three months ended September 30, 2014 were $44.5 million compared to $38.9 million for the three months ended September 30, 2013, an increase of $5.6 million, or 14.5%. The increase was due to a $6.1 million increase in net sales of our lithium batteries (resulting from a 41.8% increase in the volume of batteries sold which was partly offset a 0.7% decrease in the average selling price of such batteries) and a $323,751 increase in revenue from our new material business, which was partly offset by a $810,638 decrease in net sales of our Ni-MH batteries (resulting from a 9.1% increase in the number of Ni-MH battery units sold which was partly offset a 11.5% decrease in the average selling price of such batteries),The increase in the number of Ni-MH battery units sold in the three months ended September 30, 2014 was primarily attributable to increased orders from our new customers and the increase in the volume of lithium batteries sold in the three months ended September 30, 2014 was primarily attributable growth in global demand for mobile and portable products, and electrical vehicles.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $35.1 million for the three months ended September 30, 2014, as compared to $31.6 million for the comparable period in 2013. As a percentage of net sales, cost of sales decreased to 78.9% for the three months ended September 30, 2014 compared to 81.4% for the comparable period in 2013. This decrease was attributable to decrease of unit cost of Ni-MH batteries.

Gross profit for the three months ended September 30, 2014 was $9.4 million, or 21.1% of net sales, compared to $7.2 million, or 18.6% of net sales for the comparable period in 2013. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This increase was attributable to decrease of unit cost of Ni-MH batteries.

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

Research and development expenses were approximately $2.1 million, or 4.6% of net sales, for the three months ended September 30, 2014 as compared to approximately $1.5 million, or 3.9% of net sales, for the comparable period in 2013, an increase of 34.3%. The increase was due to the expansion of our workforce to expand our research and development in lithium batteries, particularly in the area of new product development for the electrical vehicles and energy storage sectors.

Selling and distribution expenses were $1.7 million, or 3.8% of net sales, for the three months ended September 30, 2014 compared to $1.6 million, or 4.1% of net sales, for the comparable period in 2013, an increase of 6.2%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, participation in industry trade shows, and international travel to promote and sell our products globally.

General and administrative expenses were $3.3 million, or 7.4% of net sales, for the three months ended September 30, 2014, compared to $3.0 million, or 7.6% of net sales, for the comparable period in 2013. The primary reason for the increase was due to the expansion of our workforce at our Huizhou facility, Included in this amount was non-cash share-based compensation expense of $148,725, up from $64,642 in the third quarter of 2013.

We experienced a loss of $15,369 and $154,453 on the exchange rate difference between the U.S. Dollar and the RMB for the three months ended September 30, 2014 and 2013, respectively. The loss in exchange rate difference was due to the appreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a gain on derivative instruments of $59,785 in the three months ended September 30, 2014, which included a loss of $3,414 on settled currency forwards and a gain of $63,199 on unsettled currency forwards, as compared to a gain of $45,033 for the comparable period in 2013, which included a gain of $39,025 on settled currency forwards and a gain of $6,008 on unsettled currency forwards.

Interest expenses were $458,534 for the three months ended September 30, 2014, as compared to approximately $444,706 for the comparable period in 2013. The fluctuation was due to a $13,828 increase in interest expense related to an increase in bank borrowing and interest rate.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $590,117 for the three months ended September 30, 2014, as compared to approximately $479,288 for the comparable period in 2013, an increase of $110,829. The increase was due to an increase in government grants and bank interest income.

During the three months ended September 30, 2014, we recorded provision for income tax expenses of $439,659 as compared to income tax expense of $372,023 for the comparable period in 2013. The increase was due to the increase in net income during the three months ended September 30, 2014.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2014 was $874,167, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $742,228 for the comparable period in 2013.

Nine months Ended September 30, 2014 and 2013

Net sales for the nine months ended September 30, 2014 were $111.8 million compared to $94.4 million for the nine months ended September 30, 2013, an increase of $17.4 million, or 18.4%. The increase was due to a $15.4 million increase in net sales of our lithium batteries (resulting from a 32.4% increase in the volume of batteries sold and an 7.4% increase in the average selling price of such batteries) and a $913,530 increase in net sales of our Ni-MH batteries (resulting from a 11.3% increase in the number of Ni-MH battery units sold which was partly offset a 8.7% decrease in the average selling price of such batteries), and a $995,837 increase in revenue from our new material business. The increase in the number of Ni-MH battery units sold in the nine months ended September 30, 2014 was primarily attributable to increased orders from our new customers and the increase in the volume of lithium batteries sold in the nine months ended September 30, 2014 was primarily attributable growth in global demand for mobile and portable products, and electrical vehicles.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $88.7 million for the nine months ended September 30, 2014, as compared to $76.7 million for the comparable period in 2013. As a percentage of net sales, cost of sales decreased to 79.4% for the nine months ended September 30, 2014 compared to 81.2% for the comparable period in 2013. This decrease was attributable to decrease of unit cost of Ni-MH batteries.

Gross profit for the nine months ended September 30, 2014 was $23.1 million, or 20.6% of net sales, compared to $17.7 million, or 18.8% of net sales for the comparable period in 2013. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This increase was attributable to decrease of unit cost of Ni-MH batteries.

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

Research and development expenses were approximately $5.8 million, or 5.2% of net sales, for the nine months ended September 30, 2014 as compared to approximately $4.0 million, or 4.2% of net sales, for the comparable period in 2013, an increase of 46.7%. The increase was due to the expansion of our workforce to expand our research and development in lithium batteries, particularly in the area of new product development for the electrical vehicles and energy storage sectors.

Selling and distribution expenses were $4.8 million, or 4.3% of net sales, for the nine months ended September 30, 2014 compared to $4.4 million, or 4.6% of net sales, for the comparable period in 2013, an increase of 9.9%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, participation in industry trade shows, and international travel to promote and sell our products globally.

General and administrative expenses were $10.2 million, or 9.1% of net sales, for the nine months ended September 30, 2014, compared to $8.4 million, or 8.9% of net sales, for the comparable period in 2013. The primary reason for the increase was due to the expansion of our workforce at our Huizhou facility, Included in this amount was non-cash share-based compensation expense of $ 1.1 million, up from $159,352 in the first three quarters of 2013.

We experienced a gain of $334,326 for the nine months ended September 30, 2014 and a loss of $374,410 for the nine months ended September 30, 2013 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a loss on derivative instruments of $56,349 in the nine months ended September 30, 2014, which included a gain of $11,400 on settled currency forwards and a loss of $67,749 on unsettled currency forwards, as compared to a gain of $267,316 for the comparable period in 2013, which included a gain of $384,508 on settled currency forwards and a loss of $117,192 on unsettled currency forwards.

Interest expenses were $1,528,077 for the nine months ended September 30, 2014, as compared to $1,146,118 for the comparable period in 2013. The fluctuation was due to a $381,959 increase in interest expense related to an increase in bank borrowing and interest rate.

Other income, which consists of bank interest income, government grants and sundry income, was approximately $1,493,491 for the nine months ended September 30, 2014, as compared to approximately $976,673 for the comparable period in 2013, an increase of $516,818. The increase was due to an increase in government grants and bank interest income.

During the nine months ended September 30, 2014, we recorded provision for income tax expense of $628,872 as compared to $579,352 for the comparable period in 2013.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2014 was $751,516, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $242,637 for the comparable period in 2013.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the nine months ended September 30, 2014, the exchange rate of the RMB to the U.S. Dollar devaluated 0.8% from the level at the end of December 31, 2013. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of September 30, 2014, the Company had a series of currency forwards totaling a notional amount of $1.0 million expiring on October. The terms of these derivative contracts are generally for 24 months or less. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net loss of $56,349 are included in “loss of derivative instruments” for the nine months ended September 30, 2014 and the net gain of $267,316 attributable to these activities are included in “gain of derivative instruments” for the nine months ended September 30, 2013, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $11.8 million as of September 30, 2014, as compared to $8.0 million as of December 31, 2013. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrowed amounts under bank facilities and other external sources of financing. As of September 30, 2014, we had in place general banking facilities with five financial institutions aggregating $38.8 million. The maturity of these facilities is generally within one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of September 30, 2014, we had utilized approximately $19.5 million under such general credit facilities and had available unused credit facilities of $19.3 million.

On April 17, 2014, we issued 1,000,000 shares of common stock and warrants exercisable for 500,000 shares of common stock in a registered direct offering at a price of $5.05 per fixed combination. The net proceeds from the offering was $4.6 million, after deducting fees due the placement agent and offering expenses.

For the nine months ended September 30, 2014, net cash provided by operating activities was approximately $11.8 million, as compared to $463,877 for the comparable period in 2013. The net cash increase of $11.3 million provided by operating activities is primarily attributable to, among other items, a decrease of $2.6 million in cash outflow from prepayment, a decrease of $3.4 million in outflow from accounts payable, an increase of $3.5 million in cash inflow from accounts receivable which was significantly offset by a increase of $3.2 million in cash outflow from other payables and accrued liabilities, and a decrease of $800,263 in cash inflow from inventories.

Net cash used in investing activities was $5.9 million for the nine months ended September 30, 2014 compared to $11.9 million for the comparable period in 2013. The net decrease of $6.0 million of cash used in investing activities was primarily attributable to a decrease in cash outflow from acquisition of plant and equipment for our strategic change.

Net cash used in financing activities was $2.1 million during the nine months ended September 30, 2014, as compared to $10.9 million provided by financing activities for the comparable period in 2013. The net decrease of $13.0 million in net cash used in financing activities was primarily attributable to a decrease of $14.6 million in proceeds from short-term bank loans, an increase of $20.2 million in repayment of short-term bank loans, which was partly offset by a increase of $15.4 million in restricted cash, an increase of $4.6 million in proceeds from issuance of capital stock, net.

For the nine months ended September 30, 2014 and 2013, our inventory turnover was 5.9 times and 6.0 times, respectively. The average days outstanding of our accounts receivable at September 30, 2014 was 87 days, as compared to 84 days at September 30, 2013. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $424,841 and $434,486 in the three months ended September 30, 2014 and 2013, respectively, and $1,128,544 and $1,257,546 in the nine months ended September 30, 2014 and 2013, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

The FASB issued ASU No. 2013-01 up to ASU 2014-16 which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

 None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Working Capital Loan Contract Between SZ Highpower and Bank of China, Buji Sub-branch

On July 14, 2014, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 (US$3,252,403) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw the loan on or before July 30, 2014, after which time the bank may cancel all or part of the facility. The interest rate will float and adjust every 6 months. Upon the first withdraw and during the first floating period, the interest rate will equal the one year benchmark lending rate promulgated by the People’s Bank of China, plus 25%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan.

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

Credit Line Contract Between SZ Springpower and Bank of China, Buji Sub-branch

On July 23, 2014, SZ Springpower entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to RMB60,000,000 (US$9,757,208), consisting of up to RMB30,000,000 (US$4,878,604) in loans and up to RMB30,000,000 (US$4,878,604) in bank acceptances, with a term of one year. SZ Springpower may withdraw the loan in stages: 1) SZ Springpower can use the credit of up to RMB20,000,000, consisting of up to RMB10,000,000 in loans and up to RMB10,000,000 in bank acceptances, after all SZ Highpower, HZ HTC, our Chief Technology Officer, Wen Liang Li, and our Chief Executive Officer, Dang Yu Pan as a guarantee; 2) SZ Springpower can use the credit of RMB20,000,000 in loans, after secured by a land use right of GZ Highpower; 3) SZ Springpower can use the credit of RMB20,000,000 in bank acceptances, after secured by the building of GZ Highpower.

The following constitute events of default by SZ Springpower under the loan agreement: failure to comply with repayment obligations under the agreement or any affiliated credit lines; failure to use borrowed funds according to the specified purposes; any statement made by SZ Springpower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; violation of other rights and obligations under the agreement; or breach of covenants by SZ Springpower or any guarantor in other credit agreements with the bank or affiliated institutions of the bank.

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

Credit Contract Between HKHTC and Shanghai Commercial & Savings Bank Ltd., Hong Kong Branch

On August 19, 2014, HKHTC entered into a non-revolving short-term secured loan facility with Shanghai Commercial & Savings Bank Ltd., Hong Kong Branch providing for an aggregate loan of $4,500,000. HKHTC may withdraw the loan, from time to time as needed, within three months from August 19, 2014, and shall give notice to the Bank no later than 2 business days before the drawdown date. All the outstanding liabilities under the facility shall be repaid by the final maturity date, which is 12 months after the drawdown date. The interest rate charged on the loans is at 3% per annum above 6-Month LIBOR or 1.3% p.a. above 6-Month TAIFX, whichever is higher, but in any event not to be less than the bank’s cost of funds. Interest is payable quarterly commencing three months after the drawdown date or at the due date, whichever is earlier. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan.

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

Working Capital Loan Contract Between SZ Springpower and Bank of China, Buji Sub-branch

On August 7, 2014, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 (US$1,626,201) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw the loan within 30 days from August 7, 2014, after which time the bank may cancel all or part of the facility. The interest rate will float and adjust every 6 months. Upon the first withdraw and during the first floating period, the interest rate will equal the one year benchmark lending rate promulgated by the People’s Bank of China, plus 20%. The loan is guaranteed by SZ Highpower, HZ HTC, our Chief Technology Officer, Wen Liang Li, and our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default by SZ Springpower under the loan agreement: failure to comply with repayment obligations under the affiliated specific credit line contract; failure to use borrowed funds according to the specified purposes; any statement made by SZ Springpower in the contract turns out to be untrue or in violation of any commitments in the affiliated specific credit line contract; failure to provide an additional guarantor as required by the affiliated specific credit line contract; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of SZ Springpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Springpower’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of SZ Springpower or a guarantor after the bank’s annual review of SZ Springpower’s financial position and performance; failure to provide the relevant documentation acceptable to Bank of China about the inflows and outflows of large-sum and abnormal capital in capital recovery account; or being in violation of other rights and obligations under the affiliated specific credit line contract.

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

The information set forth above is included herewith for the purpose of providing the disclosure required under Item 1.01and Item 2.03 of Form 8-K. The preceding summaries of the above-referenced loan agreements are qualified in their entirety by reference to the complete text of the agreements, which are attached hereto as Exhibits 10.1-10.4 and are incorporated by reference herein. You are urged to read the entire text of the loan agreements attached hereto.

Item 6. Exhibits

Exhibit Number		Description of Document

10.1		Comprehensive Credit Line Contract dated July 23, 2014 between Springpower Technology (Shenzhen) Co. Ltd. and Bank of China, Buji Sub-branch (translated to English)
10.1(a)		Maximum Amount Guaranty Contract dated July 23, 2014 between Shenzhen Highpower Technology (Shenzhen) Co. Ltd. and Bank of China, Buji Sub-branch (translated to English)
10.1(b)		Maximum Amount Guaranty Contract dated July 23, 2014 between Huizhou Highpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)
10.1(c)		Maximum Amount Guaranty Contract dated July 23, 2014 between Dangyu Pan and Bank of China, Buji Sub-branch (translated to English)
10.1(d)		Maximum Amount Guaranty Contract dated July 23, 2014 between Wenliang Li and Bank of China, Buji Sub-branch (translated to English)
10.2		Working Capital Loan Contract dated July 14, 2014 between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)
10.3		Working Capital Loan Contract dated August 7, 2014 between Springpower Technology (Shenzhen) Co. Ltd. and Bank of China, Buji Sub-branch (translated to English)
10.4		Banking Facility and Guaranty dated August 19, 2014 between Hong Kong Highpower Technology Company Limited and The Shanghai Commercial & Savings Bank, LTD.
31.1		Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: November 12, 2014		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

