Form 10-K
period 2014-12-31
Highpower International, Inc.
filed 2015-03-30
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Yes  ☐  No  ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2014 (based on $4.78 per share, the price at which the registrant’s common stock was last sold on June 30, 2014) was approximately $42.5 million.

There were 15,084,746 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 30, 2015. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ”.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

HIGHPOWER INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

iii

PART I

ITEM 1. BUSINESS

With respect to this discussion, the terms, “the Company” “Highpower” “we,” “us,” and “our” refer to Highpower International, Inc., and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Highpower Energy Technology (Huizhou)Company Limited (“HZ Highpower”), Icon Energy System Company Limited (“ICON”), SZ Highpower’s wholly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 70%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”) and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”). Highpower and its subsidiaries are collectively referred to as the “Company,” unless the context indicates otherwise.

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

SZ Highpower manufactures Nickel Metal Hydride (“Ni-MH”) batteries for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enable us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. In 2008, we commenced two production lines of Lithium-ion (“Li-ion”) and Lithium polymer rechargeable batteries at SZ Springpower for consumer applications, such as consumer electronic products, mobile devices and wireless communication products. In 2013, we completed the automated facility to produce higher volume orders of mobile device batteries and larger format lithium polymer batteries for electric vehicles, and energy storage systems in Huizhou. Our automated machinery enables us to enhance uniformity and precision during the manufacturing process.

We employ a broad network of salespersons in China Mainland and Hong Kong, which targets key customers by arranging in-person sales presentations and providing after-sales services. The sales staff works directly with our customers to better address their needs.

In 2010, we began establishing a new materials business in which we intended to recycle and process certain used battery products and raw material scraps collected from the battery manufacturing industry. This new materials business generates revenue and income and helps us understand our raw material supply chain, and control our raw material costs and ensure that we have a steady supply of raw materials for battery manufacturing operations to reduce our reliance on external suppliers. In 2012, we initiated the construction of our Ganzhou recycling plant, which was completed in 2014.

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

Competitive Strengths

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

Experienced management team

Our senior management team has extensive business and industry experience. Our Chairman and Chief Executive Officer, Mr. Dang Yu Pan, has over 18 years of experience in China’s battery industry. Our Chief Technology Officer, Mr. Wen Liang Li, has over 24 years of research experience in advanced battery technologies and products. Additionally, other members of our senior management team have significant experience with respect to other key aspects of our operations, including product design, manufacturing, and sales and marketing.

Market position

Since the Company’s inception, it has primarily focused on the research, development and manufacture of Ni-MH battery cells. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our products, reduce costs, and keep pace with evolving industry standards. Our Ni-MH rechargeable batteries have been developed to respond to a number of specific market requirements such as recyclability, high power, high energy density, long life, low cost and other important characteristics for consumer and industrial applications. They are suitable for most applications where high currents, deep discharges and safety are required. The consumer electronic industry and the high-end industrial energy storage industry have evolved significantly in recent years. The demand for more compact and more powerful battery solutions has been driving the lithium battery sector grow exponentially. In 2008 we established our subsidiary, SZ Springpower, to focus on specializing in the research, manufacturing and marketing of lithium rechargeable batteries. In 2013 we completed the construction of our new lithium battery plant in Huizhou. This new higher scale facility is dedicated to larger volume orders. Our lithium battery business has been growing rapidly and we expect it will continue to grow as we gain more industry knowledge and acquire more customers. Our lithium battery segment has increasingly become more important to our operations.

Well-established distribution channels

We sell our products to original equipment manufacturers and a well-established network of distributors and resellers, which allows us to penetrate customer markets worldwide. Our relationship with many distributors extends from our inception in 2001. We also continue to screen and identify our strongest customers in each distribution channel and to focus our sales efforts towards the largest distributors and resellers in the fastest growing industries, such as the mobile and wearable devices, electric vehicles and energy storage industries.

Proven product manufacturing capabilities

We selectively use automation in our manufacturing process to ensure a high uniformity and precision in our products while maintaining our cost-competitiveness. We use automated machinery in key stages of the manufacturing process while using manual labor for other stages to take advantage of the availability of low-cost, skilled labor in China. We have received several accreditations, including the International Organization for Standardization (ISO) 9001: 2000, ISO 14001, Conformite Europende (CE) and Underwriters Laboratories Inc. (UL) that attest to our quality management requirements, manufacturing safety, controls, procedures and environmental performance.

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

In 2009, we completed the construction and build-out of two production lines for the development and manufacturing of a range of lithium rechargeable batteries and products in Shenzhen. In 2013, we completed the automated facility to produce higher volume orders of mobile device batteries and larger format lithium batteries for electric vehicles, and energy storage systems in Huizhou. We produce Li-ion batteries and Li-polymer batteries with hundreds of different models and specifications. Currently, we produce an average of 3.0-4.0 million lithium battery units per month.

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

Net sales for each of our product categories as a percentage of net sales are set forth below:

	Year Ended December 31,
	2014	2013
Ni-MH Batteries	51.0%	54.9%
Lithium Batteries	46.5%	43.6%
New Materials	2.5%	1.5%
	100.0%	100.0%

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

Currently, we purchase raw materials, consisted primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan. For lithium batteries, we purchase raw materials consisting primarily of LiCoO2, graphite and electrolyte. We believe that the raw materials and components used in manufacturing rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials relating to nickel and lithium are available from a limited number of suppliers. During the year ended December 31, 2014, no supplier accounted for or over 10% of our total purchase amount. During the year ended December 31 2013, one major supplier accounted for 12.8% of our total purchase amount. Presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future. Our top suppliers include Xiamen Tungsten Co., Ltd,, Henan Kelong new energy Co., Ltd, Inner Mongolia Baotou Steel Rare-Earth (Group) Hi-Tech Co., Ltd.

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

Quality Control

We consider quality control an important element of our business practices. We have stringent quality control systems that are implemented by more than 200 company-trained staff members to ensure quality control over each phase of the production process, from the purchase of raw materials through each step in the manufacturing process. Supported by advanced equipment, we utilize a scientific management system and precision inspection measurement, capable of supplying stable, high-quality rechargeable batteries. Our quality control department executes the following functions:

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

Manufacturing

The manufacturing of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of production. We have a large-scale active production base of 55,680 square meters in Shenzhen and 126,605 square meters facility in Huizhou, a dedicated design, sales and marketing team, and approximately 3,950 company-trained employees. We use automated machinery which enables us to enhance uniformity and precision during the manufacturing process. We intend to further improve our automated production lines and strive to continue investing in manufacturing infrastructures to further increase our manufacturing capacity, which help us control the unit cost of products.

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

In 2013, we completed construction of our manufacturing factory in Huizhou, Guangdong Province, PRC. The factory houses a substantial part of the lithium battery production for the Company and is equipped with more automated production lines. The factory’s production capacity is approximately two to three times that of our current lithium battery production facility in Shenzhen.

In 2014, we completed construction of our materials recycling factory in Ganzhou, Jiangxi Province, PRC and we began initial production in the factory in the first quarter of 2014.

Our Ni-MH facility currently produces approximately 11 million to 15 million battery units per month and our lithium facility produces approximately 4.0 million to 5.0 million units per month. We are planning for moderate manufacturing capacity growth of approximately 30-40% for the lithium battery segment in the next 12 months.

Major Customers

During the years ended December 31, 2014 and 2013, approximately 24.3% and 26.9% of our net sales were from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the year ended December 31, 2013, Energizer Battery Manufacturing, Inc. accounted for 10.8%of our net sales. No customer accounted for more than 10% of net sales during 2014. As of December 31, 2014 and 2013, no single customer represented more than 10% of our accounts receivable.

Sales and Marketing

We have a broad sales network of approximately 101 sales and marketing staff in China and have one branch office in Hong Kong. Our sales staff in each of our offices targets key customers by arranging in-person sales presentations and providing after-sales services. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We offer different price incentives to encourage large-volume and long-term customers.

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

Net sales based on the location of our customers as a percentage of net sales is set forth below:

	Year Ended December 31,
	2014	2013
China mainland	47.1%	48.9%
Europe	20.3%	21.5%
Asia, others	25.6%	21.6%
North America	6.3%	7.2%
Rest of the World	0.7%	0.8%
Total	100.0%	100.0%

While the largest portion of our sales are made to customers in China Mainland and Hong Kong, our battery products are integrated in various devices and end-user products and distributed worldwide, with approximately 47.1% of our products distributed to China Mainland, 20.3% to Europe, 25.6% to Asia, 6.3% to the United States, and 0.7% to other markets in 2014.

We mainly engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We believe these activities help in promoting our products and brand name among key industry participants.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH and Lithium-based technologies by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies. Our research and development center is currently staffed with over 390 research and development technicians who overlook our techniques department, product development department, material analysis lab, and performance testing lab. These departments work together to research new material and techniques, test battery performance, inspect products and to test performance of machines used in the manufacturing process.

For the years ended December 31, 2014 and 2013, we expended $7,709,618 and $5,711,269, respectively, in research and development.

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

Seasonality

The first quarter of each fiscal year tends to be our slow season due to the Chinese New Year holidays. Our factories and operations usually shut down for 2 weeks during this time, resulting in lower sales during the first quarter.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We currently hold 136 patents in China and have 36 patent applications pending in China. We also have two registered trademarks in China, which include “HFR” and its Chinese equivalent.

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

We constructed our manufacturing facilities with the PRC’s environmental laws and requirements in mind. We currently outsource the disposal of solid waste to a third party-contractor. In 2014, we renewed our environmental permit, which expired in December 2014, from the Shenzhen Environment Protection Bureau Longgang Bureau covering our manufacturing operations and providing for an annual output limit of Ni-MH rechargeable batteries. If we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection, which indicate that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We have committed significant attention and efforts to quality and environmental protection during our production process. In November 2010, we received a Clean Production Award from the Guangdong Economic and Information Commission and Environmental Bureau. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws. We do not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect our business operations; however, there can be no assurances of future events or changes in laws, or the interpretation of laws, governing our industry. Failure to comply with PRC environmental protection laws and regulations may subject us to fines up to RMB 1,000,000, the exact amount of which is determined on a case by case basis, or disrupt our operations and the construction of our new facility, result in the shutdown of our operations temporarily or permanently, which may materially and adversely affect our business, results of operations and financial condition.

During the year ended December 31, 2014, we expended approximately $26,731 related to our compliance with environmental regulations.

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB 500,000, or approximately $81,348.

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

Employees

On December 31, 2014, we had approximately 3,950 employees, all of whom were employed full-time. There are no collective bargaining contracts covering any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 24.3% and26.9% of our net sales for the years ended December 31, 2014 and 2013, respectively. No customer accounted for more than 10% of net sales for the year ended December 31, 2014.One customer, Energizer Battery Manufacturing, Inc., accounted for 10.8% of our net sales for the year ended December 31, 2013. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

A substantial portion of our working capital consists of accounts receivable from customers. No customer represented more than of 10% of our accounts receivable as of December 31, 2014. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

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

Our industry is subject to supply shortages, which could limit the amount of supply available of certain required battery components. Any delay or inability to obtain supplies may have a material adverse effect on our business. During prior periods, there have been shortages of components in the battery industry and the availability of raw materials has been limited by some of our suppliers. We cannot assure investors that any future shortages or allocations would not have such an effect on our business. A future shortage can be caused by and result from many situations and circumstances that are out of our control, and such shortage could limit the amount of supply available of certain required materials and increase prices adversely affecting our profitability.

Our future operating results may be affected by fluctuations in costs of raw materials, such as nickel.

Our principal raw material is nickel, which is available from a limited number of suppliers in China. The price of nickel was volatile during 2013 and 2014 and could be volatile again. The price of nickel decreased 20% from January 2013 to December 2013 and 14% from January 2014 to December 2014. The prices of nickel and other raw materials used to make our batteries increase and decrease due to factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs or problems, competition, import duties, tariffs, energy costs, currency exchange rates and those other factors described under “Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.” In an environment of increasing prices for nickel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

The market for our products and services is very competitive and, if we cannot effectively compete, our business will be adversely affected.

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

We had capital expenditures of approximately $8.1 million and $20.0 million in the years ended December 31, 2014 and 2013, respectively. We may incur significant additional capital expenditures as a result of our expansion of our operations into our new production factory, as well as unanticipated events, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes or adequately expand our production capabilities, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

To protect the reputation of our products, we have sought to file or register intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2014, we have registered two trademarks as used on our battery products, one in English and the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 31, 2014, we held 136 Chinese patents and had 36 Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2014, we had approximately 3,950 full-time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our planned expansion into new and existing international markets poses additional risks and could fail,which could cost us valuable resources and affect our results of operations.

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

As of December 31, 2014, we had outstanding options exercisable for an aggregate of 265,000 shares of common stock at a weighted average exercise price of $3.45 per share and warrants exercisable for an aggregate of 740,001 shares of common stock at a weighted average exercise price of $5.43 per share. We have registered the issuance of all the shares issuable upon exercise of the options and 540,001 of the shares underlying warrant, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

RISKS RELATED TO DOING BUSINESS IN CHINA

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosures.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business take place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosures. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

Our auditors, like other independent registered public accounting firms operating in China and to the extent their audit clients have operations in China, is not permitted to be subject to full inspection by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issued the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and registered with the US Public Company Accounting Oversight Board (United States), or PCAOB, are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards.

However, our operations are solely located in the PRC, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities. Our independent registered public accounting firm, like others operating in China (and Hong Kong, to the extent their audit clients have operations in China), is currently not subject to inspection conducted by the PCAOB. Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it more difficult to evaluate our auditors’ audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

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

We are subject to various environmental laws and regulations in China that require us to obtain environmental permits for our battery manufacturing operations. Our current environmental permit from the Shenzhen Environment Protection Bureau Longgang Sub-bureau (the “Bureau”) covering our manufacturing operations expires on December 30, 2015. Historically, under a previous permit which expired in September 2007, we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in the permit. Although we do not currently exceed the approved annual output limits under the new permit, we cannot guarantee that this will continue to be the case. Additionally, our current permit does not cover one of our existing premises at our manufacturing facility. If we fail to comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

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

Among other things, the Revised M&A Regulations include provisions that require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. Highpower’s PRC counsel, ZhongLun Law Firm has advised us that because we completed our onshore-to-offshore restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our common stock does not require CSRC approval.

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

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificates. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We acquired approximately 126,605 square meters of land equity in Huizhou from the Huizhou State-Owned Land Resource in 2007 upon which we began constructing our new manufacturing facility. We also acquired 58,669 square meters of land equity in Ganzhou, Guangdong, China in February 2012 from the Ganzhou Land and Resource Bureau upon which we have a facility to house our new materials business. Besides the land use rights in Huizhou and Ganzhou, we rely on the land use rights of our landlords for other facilities, and the loss of our own land use rights or our landlords’ land use rights would require us to identify and relocate our operations, which could have a material adverse effect on our financial condition and results of operations. Any loss of this land use right would require us to identify and relocate our manufacturing and other facilities, which could have a material adverse effect on our financial condition and results of operations.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily Base Exchange Rate with reference primarily to the supply and demand of RMB against the U.S. Dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. Dollar to RMB and modified the system by which the exchange rates are determined, which has resulted in an appreciation of the RMB against the U.S. Dollar. During the year ended December 31, 2014, the exchange rate of the RMB to the U.S. Dollar increased approximately 0.4% from the level at the end of December 31, 2013. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of the U.S. Dollar against the RMB, including future devaluations. Because most of our net sales are made in U.S. Dollars and most of our expenses are paid in RMB, any future devaluation of the U.S. Dollar against the RMB could negatively impact our results of operations. Moreover, any affirmative actions by the U.S. Government against the PRC in relation to the exchange rate could negatively impact our results of operations.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, China’s Average consumer Price Index was 2.0% in 2014. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. In 2008, we adopted the Highpower International, Inc. 2008 Omnibus Incentive Plan (the “Plan”) under which we make option grants and other equity awards to our officers, directors and other eligible participants under the plan. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that the Plan is subject to Circular 78, failure to comply with such provisions may subject us and participants of the Plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected. We have granted options to various employees and officers located in the PRC. We have complied with all of the relevant regulations imposed upon us related to such grants and assisted our grantees with their compliance with their individual registration requirements.

We have received certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

In China, the companies granted with National High-tech Enterprise status enjoy 15% income tax rate. This status needs to be renewed every three years. In 2008, our operating subsidiary, SZ Highpower received National High-tech Enterprise status, which was renewed in 2011 and recently renewed in 2014. In 2013, SZ Springpower received the National High-tech Enterprise status. In 2014, both GZ Highpower and ICON received National High-tech Enterprise status. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, which became effective on January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and canceled several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which the tax rate gradually increased starting in 2008 and will be equal to the new 25% tax rate at the end of the transition period. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments could increase our tax liabilities and reduce net income.

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

Three of our stockholders beneficially own or control approximately 40.4% of our outstanding shares. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these three stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these three stockholders may differ from the interests of our other stockholders.

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

Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We made grants of equity awards in 2013 and 2014, and accordingly our results of operations for the years ended December 31, 2014 and 2013 contain share-based compensation charges. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the stockholders’ ownership interests in our company.

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

ITEM 2. PROPERTIES

HKHTC’s registered office is located in Hong Kong at Unit 12, 15/F, Technology Park, 18 On Lai Street, ShekMun, Shatin, N.T. Hong Kong.

The Company currently has five active manufacturing operations located in mainland China at 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong, 518111,China; Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, GuangLan Street, Baoan District, Shenzhen, Guangdong, 518111, China; and Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong, 518111, China. Our active facilities cover approximately 55,680 square meters in Shenzhen and 126,605 square meters facility in Huizhou to which machinery is currently being deployed), and consist of manufacturing plants, dormitories and research and development facilities. We lease manufacturing facilities from various landlords under a total of thirteen leases with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date. The table below lists the locations, approximate square meters, principal use and lease expiration dates of the facilities used in our manufacturing operations as of December 31, 2014.

Location	Area (square meters)	Principal Use	Lease expiration date

Building A1, 68 Xinxia Street, Pinghu, Longgang District, Shenzhen, Guangdong	3,300	Industry & Residence	December 31, 2016

Building A2, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	4,922	Industry & Residence	December 31, 2016

Building A1&A2&A3&A4&A7, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	12,608	Staff Dormitory	December 31, 2016
Building A3&A4&A7, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	14,702	Industry	December 31, 2016
Building A,Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	9,460	Industry	September 15, 2017
Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	4,140	Staff Dormitory	September 15, 2017
Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong	6,548	Industry & Dormitory	June 30, 2015

In China, only the PRC government and peasant collectives may own land. In February 2007, the Company acquired approximately 126,605 square meters of land equity in Industry Development Zone, New Lake, Maan Town, Huicheng District, Huizhou, Guangdong, China for a total of RMB21 million ($3,505,921) under land use right grant from the Huizhou State-Owned Land Resource Bureau that gave us the right to use the land for 50 years and an agreement with the government of Maan Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration.

Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

In February 2012, we acquired 58,669 square meters of land equity in Ganzhou, Jiangxi province, China for a total of RMB8,377,067($1,367,729) under land use right grant from the Ganzhou Land and Resource Bureau that gives us the right to use the land for 50 years. Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans. In 2014, we completed construction of our materials recycling factory in Ganzhou, Jiangxi Province, PRC.

Our Ni-MH manufacturing capacity is approximately 15 million units per month. Our run rate is approximately 13 million units per month. Our lithium battery production is almost at 100% capacity now at our Springpower facility and HZ HTC facility, with manufacturing capacity of approximately 6.0 million units per month. We are also planning for moderate manufacturing capacity growth of approximately 30-40% for the lithium battery segment in the next 12 months at Huizhou facility. The source of funding for such expansion will be our operational cash and bank credit facilities, as we still have unused credit totaling approximately $22.6 million.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the stock symbol “HPJ.”

The following table summarizes the highest and lowest sales prices of our common stock during the quarters listed below as reported by the NASDAQ:

	Highest	Lowest
Year ended December 31, 2014
First Quarter	$6.06	$2.46
Second Quarter	$6.86	$3.15
Third Quarter	$7.94	$4.38
Fourth Quarter	$7.43	$4.54

Year ended December 31, 2013
First Quarter	$1.19	$0.94
Second Quarter	$1.28	$0.97
Third Quarter	$1.49	$0.98
Fourth Quarter	$3.17	$1.32

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

Stockholders

As of March 30, 2015, we had 24 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2014 or 2013.

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

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. On October 8, 2013, SZ Springpower further increased its registered capital to $15,000,000. SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%.HZ In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC, which commenced operations in July 2011.

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. On November 13, 2014, GZ Highpower increased its paid-in capital from RMB 30,000,000 ($4,898,119) to RMB 40,000,000 ($6,437,473) by SZ Highpoewer. SZ Highpower holds 70% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 30%. SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2014 and 2013, both in dollars and as a percentage of net sales.

Consolidated Statements of Operations	Year Ended December 31,
	2014		2013
	(in thousands except share and per share information)

Net Sales	147,088	100.0%	132,850	100.0%

Cost of Sales	(116,937)	(79.5)%	(106,466)	(80.1)%

Gross profit	30,151	20.5%	26,384	19.9%

Research and development expenses	(7,710)	(5.2)%	(5,711)	(4.3)%

Selling and distribution expenses	(6,552)	(4.5)%	(6,188)	(4.7)%

General and administrative expenses including share-based compensation	(12,893)	(8.8)%	(12,093)	(9.1)%

Loss on exchange rate difference	274	0.2%	(553)	(0.4)%

Gain on derivative instruments	(54)	*	326	0.2%

Income from operations	3,216	2.2%	2,165	1.6%

Gain on fair value of warrant liability	106	0.1%	-	-

Other income	1,707	1.2%	1,539	1.2%

Interest expenses	(1,838)	(1.2)%	(1,647)	(1.2)%

Income before tax	3,191	2.2%	2,057	1.5%

Income tax expense	(590)	(0.4)%	(718)	0.5%

Net income	2,601	1.8%	1,339	1.0%

Less: loss attributable to non-controlling interest	(152)	(0.1)%	(112)	(0.1)%
Net income attributable to the company	2,753	1.9%	1,451	1.1%

Income per common share
- Basic	0.19		0.11
-Diluted	0.18		0.11

Weighted average common shares outstanding
-Basic	14,739,073		13,671,169
-Diluted	15,154,239		13,687,698
Dividends declared per common share	-		-

*Less than 0.1%

Years ended December 31, 2014 and 2013

Net sales for the year ended December 31, 2014 were $147.1 million compared to $132.8 million for the year ended December 31, 2013, an increase of $14.2 million, or 10.7%. The increase was due to a $10.5 million increase in net sales of our lithium batteries (resulting from a 19.5% increase in the volume of batteries per ampere hour sold which was partly offset a 1.1% decrease in the average selling price of such batteries) and a $2.1 million increase in net sales of our Ni-MH batteries (resulting from a 9.6% increase in the number of Ni-MH battery units sold which was partly offset a 6.2% decrease in the average selling price of such batteries) and a $1.7 million increase in revenue from our new material business. The increase in the number of Ni-MH battery units sold in 2014 was primarily attributable to increased orders from our new customers and the increase in the volume of lithium batteries sold in 2014 was primarily attributable to increased orders from our new and existing customers due to the growth in global demand for lithium batteries.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Cost of sales were $116.9 million for the year ended December 31, 2014 as compared to $106.5 million for the comparable period in 2013. As a percentage of net sales, cost of sales decreased to 79.5% for the year ended December 31, 2014 compared to 80.1% for the comparable period in 2013. This decrease was attributable to improved manufacturing efficiency along with the increase of production automation.

Gross profit for the year ended December 31, 2014 was $30.2 million, or 20.5% of net sales, compared to $26.4 million, or 19.9% of net sales, respectively, for the comparable period in 2013. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for products. This increase was attributable to improved manufacturing efficiency along with the increase of production automation.

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

Research and development expenses were $7.7 million, or 5.2% of net sales, for the year ended December 31, 2014, as compared to $5.7 million, or 4.3% of net sales, for the comparable period in 2013. The increase of 35.0% was due to R&D activities in high end power batteries and systems in transportation and industrial energy storage areas, and the expansion of our workforce to improve research in basic materials and electrochemical system to increase battery energy density such as high voltage and silicon anode technologies, and fast charge performance, etc.

Selling and distribution expenses were $6.6 million, or 4.5% of net sales, for the year ended December 31, 2014 compared to $6.2 million, or 4.7% of net sales, for the comparable period in 2013, an increase of 5.9%. Selling and distribution expenses increased due to the expansion of our increased sales and marketing activities, including participation in industry trade shows and international travels to promote and sell our products abroad.

General and administrative expenses were $12.9 million, or 8.8% of net sales, for the year ended December 31, 2014, compared to $12.1 million, or 9.1% of net sales, for the comparable period in 2013. The increase was mainly due to the increase of $859,137 in share based compensation.

We experienced a gain of $273,900 on the exchange rate difference between the U.S. Dollar and the RMB in the year ended December 31, 2014, and a loss of $552,669 on the exchange rate difference between the U.S. Dollar and the RMB in the year ended December 31, 2013. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced a loss on derivative instruments of approximately $54,406 in the year ended December 31, 2014, which included a gain of $8,395 on settled currency forwards, and a loss of $62,801 on fair value change of unsettled currency forwards, as compared to a gain of $326,222 for the comparable period in 2013, which included a gain of $519,750on settled currency forwards and a loss of $193,528 on unsettled currency forwards.

Interest expense was $1.8 million for the year ended December 31, 2014, as compared to $1.6 million for the respective comparable period in 2013. The change was $191,000 due to an increase in bank borrowings.

Other income, which consists of bank interest income, government grants and sundry income, was $1.7 million for the year ended December 31, 2014, as compared to $1.5 million for the year ended December 31, 2013, an increase of $168,998. The increase was mainly due to an increase of $160,737 in bank interest income.

Gain on fair value change of warrant liabilities was $106,287 for the year ended December 31, 2014, as compared to $nil million for the year ended December 31, 2013. It represented the fair value change of 500,001 shares of warrants issued on April 17, 2014.

During the year ended December 31, 2014, we recorded a provision for income tax expense of $590,318, as compared to $718,016 for the comparable period in 2013. The decrease was due to the decrease of the income tax rate.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2014 was $2.8 million compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $1.5 million for the comparable period in 2013.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $14.6 million as of December 31, 2014, as compared to $8.0 million as of December 31, 2013. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

In 2013, we completed the construction of our large scale lithium battery production facility in Huizhou. The Company has been leveraging from various Chinese banks to fund our expansion to meet the demand from the fast growing lithium battery market in mobile and portable consumer devices, vehicles of various sizes, and energy storage systems. As of December 31, 2014, we had in place general banking facilities with eight financial institutions aggregating $62.1 million. The maturity of these facilities is generally within one year. The facilities are subject to annual review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of December 31, 2014, we had utilized approximately $39.5 million under such general credit facilities and had available unused credit facilities of $22.6 million. The Company’s debt asset ratio reached 71.4% as of December 31, 2014, which decreased by 5.7% as compared to a debt asset ratio of 77.1% as of December 31, 2013.

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

For the year ended December 31, 2014, net cash provided by operating activities was approximately $15.1 million, as compared to net cash provided by operating activities of $9.4 million for the comparable period in 2013. The net cash increase of $5.7 million provided by operating activities is primarily attributable to, among other items, an increase of $1.3 million in cash inflow of net income, an increase of $10.0 million in cash inflow of accounts receivable, a decrease of $3.3 million in outflow of prepayments, which was significantly offset by an increase of approximately $8.9 million in outflow of accounts payable, an increase of $5.0 million in outflow of other payables and accrued liabilities The cash inflow increases in accounts receivable was, to a great extent, attributable to increase in net sales.

Net cash used in investing activities was $8.9 million for the year ended December 31, 2014 compared to $20.0 million for the comparable period in 2013. The net decrease of $11.1 million of cash used in investing activities was primarily attributable to a decrease in cash outflow from acquisition of plant and equipment for our strategic change.

Net cash used in financing activities was $335,310 for the year ended December 31, 2014 as compared to net cash provided by financing activities of $11.4 million for the comparable period in 2013. The net decrease of $11.7 million cash provided by financing activities was primarily attributable to a decrease of $13.7 million in proceeds from short-term bank loans, an increase of $22.4 million in repayment of short-term bank loans, which was partly offset by an increase of $7.0 million in proceeds from notes payable, an increase of $4.6 million proceeds from issuance of capital stock, net, an increase of $13.4 million in restricted cash.

For fiscal year 2014 and 2013, our inventory turnover was 5.6 and 5.8 times, respectively. The average days outstanding of our accounts receivable at December 31, 2014 was 81 days, as compared to 80 days at December 31, 2013. Inventory turnover and average days outstanding of accounts receivables are key operating measures that management relies on to monitor our business.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including retirement pension, medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect these contributions will contribute to administrative and other operating expenses in an amount of approximately $124,094 per month based on the size of our current workforce. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Guarantees of Bank Loans

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer, and his wife, Ms. Zhou Tao Yin, and Mr. Wen Liang Li, our Vice President, have provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2014 and the guarantors of each loan:

Name of Bank	Amount Granted	Unused line of credit	Maturity date	Guaranteed by
Bank of China	$12,653,474	$424,823	3/10/2015	Dang Yu Pan
Bank of China	$3,965,144	$67,516	7/23/2015	Dang Yu Pan, Wen Liang Li
Ping An Bank Co., Ltd	$11,428,945	$295,818	10/19/2015	Dang Yu Pan
China Minsheng Banking Corp., LTD	$3,265,413	$-	5/22/2015	Dang Yu Pan
Shenzhen Baoan Guiyin County Bank	$4,734,848	$1,750,151	11/18/2015	Dang Yu Pan
Industrial and Commercial Bank of China	$6,530,826	$3,918,496	7/25/2015	Dang Yu Pan
China Citic Bank	$8,046,910	$6,788,093	6/25/2015	Dang Yu Pan
Industrial Bank Co., Ltd	$6,530,825	$4,430,636	10/23/2015	Dang Yu Pan
Jiang Su Bank Co., Ltd	$4,898,119	$4,898,119	9/11/2015	Dang Yu Pan, Zhou Tao Yin
Total:	$62,054,504	$22,573,652

We did not and do not intend to pay any compensation to the guarantor for the guarantees.

Inflation and Seasonality

Inflation has not had a significant impact on our operations during the last two fiscal years. However, the volatile nickel prices affect our cost of sales constantly. In times of economic downturn, nickel prices tend to decline, and our gross margin tends to be higher than the periods when of economy growth, which usually brings higher metal prices. The price of nickel was volatile during 2013 and 2014 and could be volatile again. The price of nickel decreased 20% from January 2013 to December 2013, and the price of nickel rose 14.0% from January 2014 to December 2014.

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

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the year ended December 31, 2014, the exchange rate of the RMB to the U.S. Dollar depreciated approximately 0.4% from the level at the end of December 31, 2013. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales. As of December 31, 2014, the Company had no series of currency forwards. Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of loss on derivative instruments. The net losses of $54,406 attributable to these activities are included in “loss of derivative instruments” for the year ended December 31, 2014. The net gains of $326,222 attributable to these activities are included in “gain of derivative instruments” for the year ended December 31, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

Credit Contract Between SZ Springpower and Industrial Bank Co., Ltd., Longgang, Shenzhen branch

On October 23, 2014, SZ Springpower entered into a comprehensive credit line contract with Industrial Bank Co., Ltd., Longgang Shenzhen Sub-branch, which provides for a revolving line of credit of up to RMB40,000,000 (US$6,530,825). Up to RMB20,000,000 (US$3,265,413) may be used for a working capital, up to RMB40,000,000 (US$6,530,825) may be used for bank acceptance, up to RMB20,000,000 (US$3,265,413) may be used for export loan under mortgage of documents and up to RMB40,000,000 (US$6,530,825) may be used for standby letter of credit, although the maximum amount that the company may have outstanding under the facility at any given time is RMB40 million. SZ Springpower may withdraw the loan, from time to time as needed, but must make a specific drawdown application on or before October 23, 2015, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by SZ Highpower and our Chief Executive Officer, Dang Yu Pan.

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

Credit Contract Between SZ Highpower and Ping An Bank Co., Ltd. Shenzhen Branch

Working Capital Loan Contract Between SZ Highpower and Ping An Bank Co., Ltd. Shenzhen Branch

On October 20, 2014, SZ Highpower entered into a comprehensive credit line contract with Ping An Bank Co., Ltd. Shenzhen Branch, which provides for a revolving line of credit of up to RMB70,000,000 (US$11,428,945). SZ Highpower may withdraw the loan, from time to time as needed, on or before October 19, 2015. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan.

On October 20, 2014, SZ Highpower entered into a loan contract with Ping An Bank Co., Ltd. Shenzhen Branch providing for an aggregate loan of US$1,625,000 to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. The interest rate is fixed interest rate. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan.

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

Credit Contract Between SZ Highpower and Bank of Jiangsu, Shenzhen Sub-branch

Credit Contract Between SZ Springpower and Bank of Jiangsu, Shenzhen Sub-branch

On October 28, 2014, SZ Highpower and SZ Springpower entered into comprehensive credit line contracts with the Bank of Jiangsu, Shenzhen Sub-branch respectively. SZ Highpower’s loan agreement provides for a revolving line of credit of up to RMB20,000,000 (US$3,265,413) and SZ Springpower’s loan agreement provides for a revolving line of credit of up to RMB10,000,000 (US$1,632,706 ). Each borrower may withdraw its loan, from time to time as needed, but must make a specific drawdown application on or before September 11, 2015, after which time the bank may cancel all or part of the facilities. SZ Highpower’s loan is guaranteed by our Chief Executive Officer, Dangyu Pan, his wife Zhoutao Yin and SZ Springpower. SZ Springpower’s loan is guaranteed by Dangyu Pan, his wife Zhoutao Yin and ICON.

The following constitute events of default under the loan contracts: an adverse change in the borrower’s business market or a significant monetary policy change in the PRC; the occurrence of significant business difficulties or adverse changes on the financial conditions of the borrower; a termination of business, liquidation, restructuring, dissolution or bankruptcy by or of the borrower; the borrower’s involvement in significant litigation, arbitration or administrative penalties, or its involvement in any other significant default with other creditors; the borrower indicates directly or by its conduct that it will not perform its obligations under the contract or other contracts with the bank; the borrower’s providing of false materials or withholding of important financial or operational facts; the borrower’s failure to perform its obligations under the contract or the affiliated specific credit line contract executed in connection with specific draw downs; the borrower’s violation of other contracts with the bank; the borrower’s transfer of assets, retrieval of capital, denial of indebtedness or other actions that may adversely affect the bank’s rights; the borrower’s involvement in illegal operations; the borrower’s change in corporate structure, such as a separation, merger, amalgamation, acquisition, reorganization; the borrower’s loss of commercial integrity; a change in the borrower’s controlling shareholder, or the occurrence of a major event to the borrower’s controlling shareholders, actual controllers, legal representative, or senior management staff, including, but not limited to, involvement in or the occurrence of illegal operations, litigation, arbitration, a deteriorated financial situation, bankruptcy or dissolution; the guarantor’s breach of the contract, or guarantee agreement or the occurrence of other situations that may negatively affect the guarantor’s ability to guaranty the loan; or any other circumstance affect or may affect the bank’s ability to collect on the loan.

Upon the occurrence of an event of default, the bank may: adjust the maximum amount of the line of credit and/or cancel the comprehensive contract, terminate the unused portion of the credit line.

Credit Contract Between SZ Springpower and Shenzhen Bao An Gui Yin County Bank Co., Ltd., Longhua, branch

On November 11, 2014, SZ Springpower entered into a comprehensive credit line contract with Shen Zhen Bao An Gui Yin County Bank Co., Ltd., Longhua, branch, which provides for a revolving line of credit of up to RMB29,000,000 (US$4,734,848) for bank acceptance. SZ Springpower may withdraw the loan, from time to time as needed on or before November 18, 2015, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by SZ Highpower and our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default under the credit contracts: SZ Springpower has any breach under this contract and legal; SZ Springpower expressly indicates or indicates by its act not perform any obligation under the contract; any other debts have affected or may affect SZ Springpower to perform obligations under the contract. SZ Springpower failed to provide a new guarantee, when the guarantee ability of guarantor changed.

Upon the occurrence of an event of default, the bank may: advisably adjust, cancel or terminate SZ Springpower’s credit limit or credit valid period in whole or in part; announce the immediate expiration of all or part of the debts under the contract; terminate the contract and declare all amounts outstanding under the contract immediately due and payable; request 0.5‰ of the principal balance of the credit product under the contract as liquidated damages from SZ Springpower; request penalty interest, if SZ Springpower fail to use the credit for the purpose specified ; request deducting the funds payable from any SZ Springpower account in the branch; request exercising the right of guarantee; request SZ Springpower to re-provide the guarantee or cancel the contract.

Working Capital Loan Contract Between SZ Highpower and Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch

On November 21, 2014, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch providing for an aggregate loan of RMB16,000,000 (US$2,612,330) to be used by SZ Highpower for production and management. The use of the loan proceeds may not be changed without the prior written consent of the bank. SZ Highpower may withdraw the loan from time to time as needed before May 18, 2015. The term of the loan is 12 months from the first withdrawal date. The interest rate is floating and will equal the one year benchmark lending rate promulgated by the People’s Bank of China, plus 15%. The loan is guaranteed by SZ Springpower, HKHTC and our Chief Executive Officer, Dangyu Pan.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Dang Yu Pan	48	Chairman of the Board and Chief Executive Officer
Wen Liang Li	50	Vice President, Chief Technology Officer and Director
Wen Wei Ma	46	Vice President of Manufacturing
Henry Sun	43	Chief Financial Officer and Corporate Secretary
Wen Jia Xiao	39	Vice President of Quality Control
Xin Hai Li	53	Director
T. Joseph Fisher, III	64	Director
Ping Li	51	Director

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

Wen Liang Li has been a director of Highpower International since November 2007 and a director of HKHTC since July 2003. Since January 2003, Mr. Li. has served as a director and as Vice General Manager and Chief Technology Officer of SZ Highpower. Mr. Li has served as a director of SZ Springpower since June 2008, as a director of HZ HTC since March 2012 and as a director of Shenzhen Highpower’s 70%-owned subsidiary, Ganzhou Highpower Technology Co., Ltd (“GZ Highpower”), since September 2010. From January 1996 to December 2002, Mr. Li served as Vice General Manager of Zhuhai Taiyi Battery Co., Ltd., a battery manufacturer. Mr. Li received a master’s degree in Electrochemistry from the Harbin Institute of Technology in China in 1991. We believe that Mr. Li’s 22 years of work experience in the battery industry, including 10 years as an officer and director of SZ Highpower, well qualify Mr. Li to serve on our Board.

Wen Wei Ma has served as the Company’s Vice President of Manufacturing since November 2007 and as a director of HKHTC since July 2003. Mr. Ma has served as a director and as a Vice General Manager of Manufacturing of SZ Highpower since October 2002. Mr. Ma received a diploma in chemistry analysis from the Guangzhou Trade School of Light Industry in China in 1989.

Henry Sun has served as the Chief Financial Officer of the Company since January 2011. Mr. Sun joined the Company in November 2010 as the President’s Assistant. Prior to joining the Company, Mr. Sun was the Chief Financial Officer of Zoom lion Concrete Machinery Company from November 2009 to October 2010. From November 2008 to September 2009, Mr. Sun served as the Finance Director of Yasheng Group USA (OTCBB: YHGG). From December 2006 to November 2008, he was the senior finance manager of Cepheid, Inc. (NASDAQ: CPHD). From October 2003 to September 2006, he was a financial consultant at Merrill Lynch. Mr. Sun received a BSEE degree from Beijing University of Post and Telecommunications, and a master degree from the Thunderbird School of Global Management.

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

T. Joseph Fisher III has served as a director of the Company since April 2011. He currently is Vice President - Global Commercial Sales for A123 Systems, LLC since July 2014. He previously served as the CEO and President of Valence Technology, Inc. from November 2012 until June 2014, which exited a chapter 11 bankruptcy in November 2013. Prior to joining Valence, Mr. Fisher was the CEO and President of Contour Energy Systems, a spin out from Caltech, specializing in the development and commercialization of customizable battery technologies, from February 2008 to January 2012. He also is President and Founder of JCF International, LLC, an advisory and consulting firm for portable power companies. Mr. Fisher was employed for 32 years at the Energizer battery group, where he had held numerous senior management positions including Vice President - Global Rechargeable Battery Business Unit from April 2001 to May 2007, Vice President and General Manager - Energizer Power Systems, Vice President - Business Development, General Manager - Miniature Batteries, as well as holding several international management assignments in Europe, Argentina and South Africa. He also worked for Xerox, General Electric and Union Carbide earlier in his career. Mr. Fisher received a B.S. in Industrial Management from the University of Cincinnati, and an MBA from the West Virginia College of Graduate Studies, now a part of Marshall University. We believe that Mr. Fisher’s qualifications to sit on our Board include his extensive understanding of our business and over 30 years of experience in the battery industry, as well as his knowledge of U.S. GAAP and financial statements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2014, no directors, officers or owners of more than 10% failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2014 and 2013 of the principal executive officer and up to two other officers whose compensation exceeded $100,000 during such years (our “named executive officers”).

Name and Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Total
Dang Yu Pan	2014	$67,000	$-	$129,271	-	$196,271
CEO and Chairman	2013	$67,000	$50,000	$75,954	-	$192,954
Henry Sun	2014	$87,000	$-	$-	171,796	$258,796
Chief Financial Officer	2013	$87,000	$23,500	$-	107,611	$218,111
Wen Liang Li	2014	$77,000	$-	$97,563	-	$174,563
Vice President, Chief
Technology Officer and Director	2013	$77,000	$26,000	$57,324	-	$160,324

(1)	Represents the full grant date fair value computed in accordance with FASB ASC Topic 718.For assumptions used in calculation of awards, see Note 17 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.

We do not have any employment agreements with any of our named executive officers. Bonus is based on performance. Key performance indicators used as criteria for determining bonuses include corporate profitability, sales growth, and corporate milestone achievements. On January 21, 2011, the Company granted Mr. Sun ten-year options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $3.55 per share. With respect to the grant, options to purchase 250,000 shares have been fully vested. On November 14, 2013, the Company granted Mr. Sun ten-year option to purchase an aggregate of 40,000 shares of common stock at an exercise price of $2.63 per share, With respect to the grant, options to purchase 12,000 shares have been vested, and 12,000 will vest on November 14, 2015 and 16,000 on November 14, 2016. On October 8, 2013, the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under the 2008 Omnibus Incentive Plan. Mr. Pan and Mr. Li received 106,000 and 80,000 RSAs, respectively. The RSAs granted in 2013 had the following vesting periods, 30% immediately upon grant, 30% on first anniversary of grant date, and 40% on second anniversary of grant date.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table sets forth the outstanding stock options for each of our named executive officers as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options(#) exercisable	Number of Securities Underlying Unexercised options(#) unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares that have Not Vested (#)		Market Value of Shares that have not vested ($)(1)
Henry Sun	250,000	-		3.55	11/1/2021	-		-
	12,000	28,000	(2)	2.63	11/14/2023	-		-
Dang Yu Pan	-	-		-	-	42,400	(3)	210,728
Wen Liang Li	-	-		-	-	32,000	(3)	159,040

(1) Market value is based on the closing price of $4.97 of the Company’s common stock on December 31, 2014.

(2) Options vest as follows: 12,000 options on November 14, 2015 and 16,000 options on November 14, 2016.

(3) On October 15, 2013, Mr. Pan was granted 106,000 RSAs and Mr. Li was granted 80,000 RSAs under the 2008 Omnibus Incentive Plan. The shares vest on each anniversary of the date of grant with 30% of the shares vested on the date of grant, 30% vesting in 2014 and 40% vesting in 2015.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2014 by members of board of directors. Compensation information for Dang Yu Pan and Wen Liang Li is described in the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
T. Joseph Fisher, III	24,000	36,586	1,971	62,557
Xin Hai Li	12,000	18,293	-	30,293
Ping Li	12,000	18,293	-	30,293

(1)	Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of equity awards, see Note 17 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.

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

We do not have a formal policy with respect to the compensation of our non-executive directors. We pay our non-executive directors for their services at the rate of $1,000 to $3,000 per month.

Directors are eligible to receive, from time to time, grants of options to purchase shares of our common stock and other awards under our 2008 Omnibus Incentive Plan (the “Plan”).

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Highpower International, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	760,286	$2.92	626,714
Equity compensation plans not approved by security holders	-	-	-
Total	760,286	NA	626,714

As of March 30, 2015, there were 626,714 shares available for issuance pursuant to the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of March 30, 2015 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of March 30, 2015 certain information with respect to beneficial ownership of our common stock based on 15,084,746 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;
•	Each named executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of March 30, 2015 excludes 1,500,287 shares of our common stock issuable upon the exercise of outstanding options and warrants. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership		Percent of Class

Directors and Executive Officers
Dang Yu Pan	Chief Executive Officer and Chairman of the Board	3,062,773	(1)	20.2%

Wen Liang Li	Vice President, Chief Technology Officer and Director	2,133,970		14.1%

Wen Wei Ma	Vice President of Manufacturing	924,897		6.1%

Henry Sun	Chief Financial Officer and Corporate Secretary	267,800	(2)	1.7%

Xin Hai Li	Director	15,000		*

T. Joseph Fisher III	Director	21,000	(3)	*

Ping Li	Director	15,000		*

Officers and Directors as a Group (total of 7 persons)		6,476,440	(4)	41.5%

* Indicates beneficial ownership of less than 1.0%.

(1) Includes 269,959 shares held by a company that is 100% owned by Mr. Pan.

(2) Includes 262,000shares underlying options.

(3) Includes 15,000 shares underlying options.

(4) Includes shares underlying options to purchase 277,000 shares of the Company’s common stock.

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

Guarantee Agreements

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer, and his wife, Ms. Zhou Tao Yin, and Mr. Wen Liang Li, our Vice President have provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2014 and the guarantors of each loan.

Name of Bank	Amount Granted	Unused line of credit	Guaranteed by
Bank of China	$12,653,474	$424,823	Dang Yu Pan
Bank of China	$3,965,144	$67,516	Dang Yu Pan, Wen Liang Li
Ping An Bank Co., Ltd	$11,428,945	$295,818	Dang Yu Pan
China Minsheng Banking Corp., LTD	$3,265,413	$-	Dang Yu Pan
Industrial and Commercial Bank of China	$6,530,826	$3,918,496	Dang Yu Pan
China Citic Bank	$8,046,910	$6,788,093	Dang Yu Pan
Industrial Bank Co., Ltd	$6,530,825	$4,430,636	Dang Yu Pan
Jiang Su Bank Co., Ltd	$4,898,119	$4,898,119	Dang Yu Pan, Zhou Tao Yin
Shenzhen Baoan Guiyin County Bank	$4,734,848	$1,750,151	Dang Yu Pan
Total:	$62,054,504	$22,573,652

Policy for Approval of Related Party Transactions

Our Audit Committee Charter to provides that the Audit Committee is responsible for reviewing and approving related party transactions with both officers and directors, including any payments made to such persons either directly or indirectly. Other than the forgoing, we do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404 (a) of Regulation S-K.

Director Independence

See Item 10 “Directors, Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents professional audit service fees and all the audit-related expenses rendered by Marcum Bernstein & Pinchuk LLP, who reviewed the Company’s quarterly financial statements and audited the annual financial statements for the years ended December 31, 2014 and December 31, 2013.

	Year ended December 31,
	2014	2013

Audit Fees(1)	$219,641	$218,136
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$219,641	$218,136

(1) These were fees for professional services performed by Marcum Bernstein &Pinchuk LLP for the review of quarterly financial reports and audit of annual financial statements in 2014 and 2013.

Pre-Approval Policy

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm for such services. The audit committee pre-approves (i) audit services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-audit services that exceed a de minim is standard established by the committee, which are rendered to the Company by its outside auditors (including fees).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 7 of this annual report on Form 10-K.
2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 30, 2015.

Highpower International, Inc.
(Registrant)

Dated: March 30, 2015	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	March 30, 2015
/s/ Dang Yu Pan	Chairman of the Board
By: Dang Yu Pan	(Principal Executive Officer)

/s/ Henry Sun	Chief Financial Officer	March 30, 2015
By: Henry Sun	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Vice President, Chief Technology Officer and	March 30, 2015
By: Wen Liang Li	Director

/s/ Xin Hai Li	Director	March 30, 2015
By: Xin Hai Li

/s/ T. Joseph Fisher III	Director	March 30, 2015
By: T. Joseph Fisher III

/s/ Ping Li	Director	March 30, 2015
By: Ping Li

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

4.1	Form of Warrant (incorporated by reference exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2014).

4.2	Warrants to Purchase Shares of Common Stock dated January 17, 2014 issued by Patrick Ko (incorporated by reference (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

4.3	Form of Warrant issued on April 17, 2014 to Ardour Capital Investments, LLC and it assignees (incorporated by reference (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.1	State-owned Land Use Rights Grant Contract No. 441302 – B – 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2	Comprehensive Credit Line Contract dated October 23, 2014 by and between Industrial Bank Co., Ltd., Longgang, Shenzhen Branch and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English).

10.2(a)	Maximum Guarantee Contract between Industrial Bank Co., Ltd., Longgang, Shenzhen Branch and Pan Dangyu (translated to English).

10.2(b)	Maximum Guarantee Contract between Industrial Bank Co., Ltd., Longgang, Shenzhen Branch and Shenzhen Highpower Technology Company Limited (translated to English).

10.3	Comprehensive Credit Line Contract dated October 20, 2014 by and between Ping An Bank Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee contracts (translated to English).

10.3(a)	Working Capital Loan Contract dated October 20, 2014 by and between Ping An Bank Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Company Limited (translated to English).

10.3(b)	Maximum Guarantee Contract between Ping An Bank Co., Ltd. Shenzhen Branch and Pan Dangyu (translated to English).

10.3(c)	Maximum Guarantee Contract between Ping An Bank Co., Ltd. Shenzhen Branch and Springpower Technology (Shenzhen) Company Limited (translated to English).

10.4	Comprehensive Credit Line Contract dated October 28, 2014 by and between Bank of Jiangsu, Shenzhen Sub-branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee contracts (translated to English).

10.4(a)	Maximum Guarantee Contract between Bank of Jiangsu, Shenzhen Sub-branch and Pan Dangyu (translated to English).

10.4(b)	Maximum Guarantee Contract between Bank of Jiangsu, Shenzhen Sub-branch and Springpower Technology (Shenzhen) Company Limited.

10.5	Comprehensive Credit Line Contract dated October 28, 2014 by and between Bank of Jiangsu, Shenzhen Sub-branch and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English).

10.5(a)	Maximum Guarantee Contract between Bank of Jiangsu, Shenzhen Sub-branch and Pan Dangyu (translated to English).

10.5(b)	Maximum Guarantee Contract between Bank of Jiangsu, Shenzhen Sub-branch and Icon Energy System Company Limited.

10.6	Comprehensive Credit Line Contract dated November 11, 2014 by and between Shen Zhen Bao An Gui Yin County Bank Co., Ltd., Longhua, Branch and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English)

10.6(a)	Maximum Guarantee Contract between Shen Zhen Bao An Gui Yin County Bank Co., Ltd., Longhua, Branch and Pan Dangyu (translated to English).

10.6(b)	Maximum Guarantee Contract between Shen Zhen Bao An Gui Yin County Bank Co., Ltd., Longhua, Branch and Shenzhen Highpower Technology Company Limited (translated to English).

10.7	Working Capital Loan Contract dated November 21, 2014 by and between Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch and Shenzhen Highpower Technology Company Limited (translated to English).

10.8	Maximum Amount Comprehensive Credit Line Contract dated June 21, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee contracts (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).\

10.8(a)	Working Capital Loan Contract dated July 25, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Shenzhen Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.9	Comprehensive Credit Line Contract dated June 21, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.9(a)	Working Capital Loan Contract dated September 26, 2013 by and between Bank of Jiangsu, Shenzhen Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.10	Comprehensive Credit Line Contract dated March 29, 2013 by and between China CITIC Bank Shenzhen Branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee agreements (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

10.11	Credit Contract dated March 14, 2013 by and between Industrial and Commercial Bank of China(Macau) Limited and HongKong Highpower Technology Company Limited (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

10.11(a)	Working Capital Loan Contract dated July 29, 2013 by and between Industrial and Commercial Bank of China (Macau) Limited and Hong Kong Highpower Technology Company Limited (incorporated by reference from Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.12	Comprehensive Credit Line Contract dated January 10, 2013 by and between Bank of China Buji Sub-Branch and Shenzhen Highpower Technology Company Limited and corresponding guarantee and pledge agreements (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

10.13*	2008 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (file no. 001-34098) filed with the Securities and Exchange Commission on October 31, 2008).

10.13(a)*	Form of Stock Option Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.13(b)*	Form of Restricted Stock Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.13(c)*	Form of Restricted Stock Unit Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.14	Land Use Right Agreement dated January 5, 2012 by and between Ganzhou Land and Resource Bureau and Ganzhou Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

10.15	Working Capital Loan Contract dated August 26, 2013 by and between Shanghai Commercial & Savings Bank Limited, Hong Kong Branch and Hong Kong Highpower Technology Company Limited (incorporated by reference from Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.16	Working Capital Loan Contract dated September 5, 2013 by and between Bank of China Everbright Bank and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.17	Comprehensive Credit Line Contract dated July 24, 2013 by and between Industrial Bank Co., Ltd. and Springpower Technology (Shenzhen) Company Limited and corresponding guarantee contracts (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.18	Form of Securities Purchase Agreement, dated as of April 14, 2014, by and between Highpower International, Inc. and the investors in the offering (incorporated by reference exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2014).

10.19	Working Capital Loan Contract dated January 16, 2014 by and between Bank of China, Buji Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

10.20	Comprehensive Credit Line Contract dated March 10, 2014 by and between Bank of China, Buji-Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

10.20(a)	Maximum Amount Guaranty Contract dated March 10, 2014 by and between Bank of China, Buji- Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

10.20(b)	Maximum Amount Guaranty Contract dated March 10, 2014 by and between Bank of China, Buji- Sub-branch and Dangyu Pan (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

10.20(c)	Collateral Contract dated March 10, 2014 by and between Bank of China, Buji- Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

10.20(d)	Collateral Contract dated March 10, 2014 by and between Bank of China, Buji- Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.2(d) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

10.20(e)	Collateral Contract dated March 10, 2014 by and between Bank of China, Buji- Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.2(e) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

10.21	Working Capital Loan Contract dated April 14, 2014 by and between Bank of China, Buji Sub-branch and Springpower Highpower (Shenzhen)Technology Co., Ltd (translated to English)(incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.22	Comprehensive Credit Line Contract dated May 22, 2014 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd (translated to English)(incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.22(a)	Maximum Amount Guaranty Contract dated May 22, 2014 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Springpower Technology (Shenzhen) Co., Ltd (translated to English)(incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.22(b)	Maximum Amount Guaranty Contract dated May 22, 2014 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Dangyu Pan (translated to English)(incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.22(c)	Maximum Amount Guaranty Contract dated May 22, 2014 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Huizhou Highpower Technology Co., Ltd (translated to English)(incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.23	Trade Financing Contract dated May 22, 2014 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd (translated to English)(incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.24	Comprehensive Credit Line Contract dated June 4, 2014 by and between China Citic Bank, Shenzhen Branch and Both Shenzhen Highpower Technology Co., Ltd and Springpower Technology (Shenzhen) Co., Ltd (translated to English)(incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.24(a)	Maximum Amount Guaranty Contract dated June 25, 2014 by and between China Citic Bank, Shenzhen Branch and Springpower Technology (Shenzhen) Co., Ltd (translated to English)(incorporated by reference from Exhibit 10.4(a) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.24(b)	Maximum Amount Guaranty Contract dated June 25, 2014 by and between China Citic Bank, Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd (translated to English)(incorporated by reference from Exhibit 10.4(b) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.24(c)	Maximum Amount Guaranty Contract dated June 25, 2014 by and between China Citic Bank, Shenzhen Branch and Huizhou Highpower Technology Co., Ltd (translated to English)(incorporated by reference from Exhibit 10.4(c) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.24(d)	Maximum Amount Guaranty Contract dated June 25, 2014 by and between China Citic Bank, Shenzhen Branch and Dangyu Pan (translated to English)(incorporated by reference from Exhibit 10.4(d) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.25	Working Capital Loan Contract dated June 4, 2014 by and between China Construction Bank (Asia) and Hong Kong Highpower Technology Co., Ltd (translated to English)(incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.26	Comprehensive Credit Line Contract dated July 23, 2014 between Springpower Technology (Shenzhen) Co. Ltd. and Bank of China, Buji Sub-branch (translated to English)(incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2014).

10.26(a)	Maximum Amount Guaranty Contract dated July 23, 2014 between Shenzhen Highpower Technology Co. Ltd. and Bank of China, Buji Sub-branch (translated to English)(incorporated by reference from Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2014).

10.26(b)	Maximum Amount Guaranty Contract dated July 23, 2014 between Huizhou Highpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)(incorporated by reference from Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2014).

10.26(c)	Maximum Amount Guaranty Contract dated July 23, 2014 between Dangyu Pan and Bank of China, Buji Sub-branch (translated to English)(incorporated by reference from Exhibit 10.1(c) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2014).

10.26(d)	Maximum Amount Guaranty Contract dated July 23, 2014 between Wenliang Li and Bank of China, Buji Sub-branch (translated to English)(incorporated by reference from Exhibit 10.1(d) to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2014).

10.27	Working Capital Loan Contract dated July 14, 2014 between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)(incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2014).

10.28	Working Capital Loan Contract dated August 7, 2014 between Springpower Technology (Shenzhen) Co. Ltd. and Bank of China, Buji Sub-branch (translated to English)(incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2014).

10.29	Banking Facility and Guaranty dated August 19, 2014 between Hong Kong Highpower Technology Company Limited and The Shanghai Commercial & Savings Bank, LTD(incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2014).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

23.1	Consent of Marcum Bernstein & Pinchuk LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document

*	Denotes a management contract or compensatory plan.
**	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Highpower International, Inc.

We have audited the accompanying consolidated balance sheets of Highpower International, Inc. and Subsidiaries (together the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows (together the “consolidated financial statements”) for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of the Company as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk llp

New York, New York

March 30, 2015

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	December 31,	December 31,
	2014	2013
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	14,611,892	7,973,459
Restricted cash	15,396,827	28,586,121
Accounts receivable, net	32,316,607	33,961,014
Notes receivable	621,110	1,014,891
Prepayments	3,283,520	4,969,743
Other receivables	665,828	1,063,656
Inventories	22,268,069	19,739,360

Total Current Assets	89,163,853	97,308,244

Property, plant and equipment, net	50,437,718	48,548,203
Land use right, net	4,305,317	4,421,415
Intangible asset, net	600,000	650,000
Deferred tax assets	1,647,184	802,225
Foreign currency derivatives assets	-	63,289

TOTAL ASSETS	146,154,072	151,793,376

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	44,562,647	40,026,698
Deferred income	1,887,409	675,521
Short-term loan	15,195,040	36,142,105
Notes payable	29,903,248	25,271,256
Other payables and accrued liabilities	5,896,547	7,801,431
Income taxes payable	1,968,656	1,279,658
Current portion of long-term loan	1,959,248	1,967,536

Total Current Liabilities	101,372,795	113,164,205

Warrant Liability	1,067,674	-
Long-term loan	1,959,247	3,935,071

TOTAL LIABILITIES	104,399,716	117,099,276

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	December 31,	December 31,
	2014	2013
	$	$

EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,084,746 shares issued and outstanding at December 31, 2014 and 13,978,106 shares issued and outstanding at December 31, 2013)	1,508	1,398
Additional paid-in capital	10,530,430	6,011,305
Statutory and other reserves	3,611,501	3,142,411
Retained earnings	20,675,021	18,390,875
Accumulated other comprehensive income	5,628,657	5,848,859

Total equity for the Company’s stockholders	40,447,117	33,394,848

Non-controlling interest	1,307,239	1,299,252

TOTAL EQUITY	41,754,356	34,694,100

TOTAL LIABILITIES AND EQUITY	146,154,072	151,793,376

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the years ended December 31,
	2014	2013
	$	$

Net sales	147,088,166	132,849,822
Cost of sales	(116,937,363)	(106,465,780)
Gross profit	30,150,803	26,384,042

Research and development expenses	(7,709,618)	(5,711,269)
Selling and distribution expenses	(6,551,755)	(6,188,176)
General and administrative expenses	(12,893,378)	(12,092,708)
Foreign currency transaction gain (loss)	273,900	(552,669)
Gain (loss) on derivative instruments	(54,406)	326,222
Total operating expenses	(26,935,257)	(24,218,600)

Income from operations	3,215,546	2,165,442

Gain on change of fair value of warrant liability	106,278	-
Other income	1,707,516	1,538,518
Interest expenses	(1,838,155)	(1,647,155)
Income before taxes	3,191,185	2,056,805

Income taxes expenses	(590,318)	(718,016)
Net income	2,600,867	1,338,789

Less: net loss attributable to non-controlling interest	(152,369)	(112,429)
Net income attributable to the Company	2,753,236	1,451,218

Comprehensive income
Net income	2,600,867	1,338,789
Foreign currency translation gain (loss)	(156,926)	822,600
Comprehensive income	2,443,941	2,161,389

Less: comprehensive loss attributable to non-controlling interest	(89,093)	(88,824)
Comprehensive income attributable to the Company	2,533,034	2,250,213

Earnings per share of common stock attributable to the Company
- Basic	0.19	0.11
- Diluted	0.18	0.11

Weighted average number of common stock outstanding
- Basic	14,739,073	13,671,169
- Diluted	15,154,239	13,687,698

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Stated in US Dollars except Number of Shares)

							Accumulated
		Common stock			Statutory		other
	Preferred stock	Shares	Amount	Additional paid-in capital	and other reserves	Retained earnings	comprehensive income	Non-controlling interest	Total

Balance, December 31, 2012	-	13,582,106	1,358	6,035,230	2,790,484	17,291,584	5,049,864	805,600	31,974,120
Change in non-controlling interest	-	-	-	(582,476)	-	-	-	582,476	-
Foreign currency translation adjustments	-	-	-	-	-	-	798,995	23,605	822,600
Share-based compensation expenses	-	396,000	40	558,551	-	-	-	-	558,591
Transfer to statutory and other reserves	-	-	-	-	351,927	(351,927)	-	-	-
Net income	-	-	-	-	-	1,451,218	-	(112,429)	1,338,789

Balance, December 31, 2013	-	13,978,106	1,398	6,011,305	3,142,411	18,390,875	5,848,859	1,299,252	34,694,100

Proceeds from stock issuance, net		1,000,000	100	3,459,112					3,459,212
Change in non-controlling interest	-	-	-	(97,080)	-	-	-	97,080	-
Foreign currency translation adjustments	-	-	-	-	-	-	(220,202)	63,276	(156,926)
Share-based compensation expenses	-	106,640	10	1,157,093	-	-	-	-	1,157,103
Transfer to statutory and other reserves	-	-	-	-	469,090	(469,090)	-	-	-
Net income	-	-	-	-	-	2,753,236	-	(152,369)	2,600,867

Balance, December 31, 2014	-	15,084,746	1,508	10,530,430	3,611,501	20,675,021	5,628,657	1,307,239	41,754,356

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the years ended December 31,
	2014	2013
	$	$
Cash flows from operating activities
Net income	2,600,867	1,338,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,201,533	2,523,583
Allowance for doubtful accounts	768	483,586
Loss on disposal of property, plant and equipment	227,264	263,454
Loss on derivative instruments	62,801	194,892
Deferred income tax	(845,068)	(23,410)
Share based payment	1,288,916	426,779
Gain on change of fair value of warrant liability	(106,278)	-
Changes in operating assets and liabilities:
Accounts receivable	1,472,589	(8,511,464)
Notes receivable	388,137	(605,229)
Prepayments	1,661,111	(1,656,526)
Other receivable	391,965	(239,801)
Inventories	(2,602,659)	(2,618,611)
Accounts payable	5,672,372	14,566,891
Deferred income	1,880,776	-
Other payables and accrued liabilities	(1,867,493)	3,178,758
Income taxes payable	691,949	72,509
Net cash flows provided by operating activities	15,119,550	9,394,200

Cash flows from investing activities
Acquisition of plant and equipment	(8,881,328)	(19,981,373)
Net cash flows used in investing activities	(8,881,328)	(19,981,373)

Cash flows from financing activities
Proceeds from short-term bank loans	20,346,228	34,088,599
Repayment of short-term bank loans	(41,122,204)	(18,770,730)
Repayment of long-term bank loans	(1,952,362)	(1,937,987)
Proceeds from notes payable	52,258,487	45,285,470
Repayment of notes payable	(47,536,694)	(46,960,375)
Proceeds from issuance of capital stock and warrants, net	4,633,164	-
Change in restricted cash	13,038,071	(350,756)
Net cash flows provided by (used in) financing activities	(335,310)	11,354,221
Effect of foreign currency translation on cash and cash equivalents	735,521	579,077
Net increase in cash and cash equivalents	6,638,433	1,346,125
Cash and cash equivalents - beginning of year	7,973,459	6,627,334
Cash and cash equivalents - end of year	14,611,892	7,973,459

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	743,437	668,917
Interest expenses	1,912,584	1,647,155
Non-cash transactions
Accounts payable for construction in progress	-	1,294,963
Reduction of property, plant and equipment cost by realizing deferred income	672,675	-

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

On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847).SZ Highpower holds 60% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 40%.On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,530,825) and the additional capital of RMB10,000,000 was contributed by SZ Highpower. As of December 31, 2014, SZ Highpower holds 70% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 30%.

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

The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd ("HKHTC")	Hong Kong July 4, 2003	100%	Investment holding and marketing of batteries

Shenzhen Highpower Technology Co., Ltd ("SZ Highpower")	PRC October 8, 2002	100%	Manufacturing & marketing of batteries

Highpower Energy Technology (Huizhou) Co., Ltd ("HZ Highpower")	PRC January 29, 2008	100%	Inactive

Springpower Technology (Shenzhen) Co., Ltd ("SZ Springpower")	PRC June 4, 2008	100%	Research & manufacturing of batteries

Ganzhou Highpower Technology Co., Ltd ("GZ Highpower")	PRC September 21, 2010	70%	Processing, marketing and research of battery materials

Icon Energy System Co., Ltd. ("ICON")	PRC February 23, 2011	100%	Research and production of advanced battery packs and systems

Huizhou Highpower Technology Co., Ltd ("HZ HTC")	PRC March 8, 2012	100%	Manufacturing & marketing of batteries

HIGHPOWER INTERNATIONAL, INCAND SUBSIDIARIES

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

During the year ended December 31, 2014, no customer accounted for 10% or more of total net sales. One customer accounted for 10.8% in the year ended December 31, 2013.

During the year ended December 31, 2014, no supplier accounted for 10% or more of total purchase amount. One supplier accounted for 12.8% in the year ended December 31, 2013.

None of the Company’s customers accounted for 10% or more of the accounts receivable as of December 31, 2014 and December 31, 2013.

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

Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Buildings	2.5%-5%
Furniture, fixtures and office equipment	20%
Leasehold improvement	20%-50%
Machinery and equipment	10%
Motor vehicles	20%

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

Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the consolidated balance sheet as deferred income and deducted in calculating the carrying amount of the related asset. The revenue from such grants is recognized in profit or loss over the life of the related depreciable asset as a reduction of depreciation expense. As of December 31, 2014 and 2013, the Company recorded deferred income of $1,887,409 and $657,521, respectively, for the government grants to purchase non-current assets.

Government grants as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related benefit are recognized as other income in the period in which they become receivable. Approximately $330,302 and $523,243 government grant were recognized as other income in 2014 and 2013, respectively.

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

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs.

Cost of Sales

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of revenues.

Shipping and handling

Shipping and handling expenses are recorded as selling expenses when occurred. Shipping and handling expenses relating to sales were $971,240 and $843,146 respectively for the years ended December 31, 2014 and 2013.

Research and development

Research and development expenses include expenses directly attributable to the conduct of research and development programs, including the expenses of salaries, employee benefits, materials, supplies, and maintenance of research equipment. All expenses associated with research and development are expensed as incurred.

Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. No significant advertising expense was recorded for the years ended December 31, 2014 and 2013.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of December 31, 2014 and 2013.

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

Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. The company’s reportable segments are based on products, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Therefore the Company categorizes its business into three reportable segments, namely (i) Ni-MH Batteries; (ii) Lithium Batteries; and (iii) New Material.

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

Warrant Liabilities

For warrants that are not indexed to the Company’s stock, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive income. The fair values of these warrants have been determined using the Black-Scholes pricing model. The Black-Scholes pricing model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of judgment on the part of the Company.

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

Earnings per share

Basic earnings per share (“EPS”) are computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements

As of March 30, 2015, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2014-01 through ASU No. 2015-02, which are not expected to have a material impact on the consolidated financial statements upon adoption.

3.	Restricted cash

As of December 31, 2014 and December 31, 2013, restricted cash consisted of the following:

	December 31,	December 31,
	2014	2013
	$	$
Securities for bank acceptance bill	10,689,297	14,132,921
Time deposits	4,707,530	14,453,200
	15,396,827	28,586,121

During the year ended December 31, 2014, the Company repaid a series of short-term borrowings which resulted in a decrease in time deposits as of December 31, 2014.

4.	Accounts receivable, net

As of December 31, 2014 and December 31, 2013, accounts receivable consisted of the following:

	December 31,	December 31,
	2014	2013
	$	$
Accounts receivable	34,816,914	36,467,233
Less: allowance for doubtful debts	2,500,307	2,506,219
	32,316,607	33,961,014

The Company recorded bad debt expense of $768and $483,586, respectively, during the years ended December 31, 2014 and 2013, The Company wrote off accounts receivable of $2,950 and $19,384, respectively, in the years ended December 31, 2014 and 2013.

5.	Prepayments

	December 31,	December 31,
	2014	2013
	$	$
Purchase deposits paid	1,793,599	2,876,267
Value-added tax prepayment	384,008	1,032,619
Deferred share-based compensation	-	131,812
Rental deposit	266,556	209,095
Deferred insurance fee	97,005	53,297
Advances to staff for operations	122,452	48,499
Other deposits and prepayments	619,900	618,154
	3,283,520	4,969,743

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

6.	Other receivables

	December 31,	December 31,
	2014	2013
	$	$
Deposit for land use right	516,418	518,603
Others	149,410	545,053
	665,828	1,063,656

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Inventories

	December 31,	December 31,
	2014	2013
	$	$
Raw materials	4,341,675	4,281,232
Work in progress	3,949,778	2,047,627
Finished goods	13,685,166	13,087,995
Packing materials	20,137	20,591
Consumables	271,313	301,915
	22,268,069	19,739,360

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to fair value. $777,638 and $418,612 was written down for inventories in the years ended December 31, 2014 and 2013, respectively.

8.	Property, plant and equipment

	December 31,	December 31,
	2014	2013
	$	$
Cost
Construction in progress	715,821	6,681,652
Furniture, fixtures and office equipment	3,754,990	3,282,818
Leasehold improvement	3,763,290	940,089
Machinery and equipment	28,180,306	24,600,773
Motor vehicles	1,479,921	1,430,611
Building	25,414,914	21,521,416
	63,309,242	58,457,359
Less: accumulated depreciation	12,871,524	9,909,156
	50,437,718	48,548,203

The Company recorded depreciation expenses of $4,054,403 and $2,377,118 for the years ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, the Company deducted deferred income related to government grants of $672,675 and $nil, respectively, in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of December 31, 2014. The carrying amount of the building was $10,573,369 and $10,867,411 as of December 31, 2014 and December 31, 2013, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Land use rights

	December 31,	December 31,
	2014	2013
	$	$
Cost
Land located in Huizhou	3,505,921	3,520,752
Land located in Ganzhou	1,367,729	1,373,515
	4,873,650	4,894,267
Accumulated amortization	(568,333)	(472,852)
Net	4,305,317	4,421,415

As of December 31, 2014, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

2015	97,130
2016	97,130
2017	97,130
2018	97,130
2019 and thereafter	3,916,797
4,305,317

The Company recorded amortization expenses of $97,130 and $96,465 for the years ended December 31, 2014 and 2013, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of December 31, 2014 and December 31, 2013.

10.	Intangible asset

	December 31,	December 31,
	2014	2013
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(400,000)	(350,000)
Net	600,000	650,000

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

As of December 31, 2014, the Company had an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in selling and distribution costs for the years ended December 31, 2014 and 2013 were $50,000, and $50,000, respectively.

11.	Other payables and accrued liabilities

	December 31,	December 31,
	2014	2013
	$	$
Accrued expenses	3,649,806	3,877,095
Royalty payable	580,032	582,486
VAT payable	405,859	1,406,086
Sales deposits received	911,947	1,574,258
Other payables	348,903	361,506
	5,896,547	7,801,431

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation

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

In China, the companies granted with National High-tech Enterprise (“NHTE”) status enjoy 15% income tax rate. This status needs to be renewed every three years. In 2008, SZ Highpower received NHTE status, which was renewed in 2011 and recently renewed in 2014. In 2013, SZ Springpower received NHTE status. In 2014, both GZ Highpower and ICON received NHTE status. If these subsidiaries fail to renew NHTE status, they will be subject to income tax at a rate of 25% after the expiration of NHTE status.

All the other PRC subsidiaries are not entitled to any tax holiday and were subject to income tax at a rate of 25% for calendar years 2014 and 2013.

The components of the provision for income taxes expenses are:

	For the year ended December 31,
	2014	2013
	$	$
Current	1,435,386	741,426
Deferred	(845,068)	(23,410)
Total	590,318	718,016

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	For the year ended December 31,
	2014	2013
	$	$
Income before tax	3,191,185	2,056,805

Provision for income taxes at applicable income tax rate	587,347	484,314
Effect of preferential tax rate	(607,461)	(369,502)
R&D expenses eligible for super deduction	(98,605)	-
Non-deductible expenses	58,643	87,945
Change in valuation allowance	650,394	515,259
Effective enterprise income tax	590,318	718,016

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	December 31,	December 31,
	2014	2013
	$	$

Tax loss carry-forward	3,798,290	2,601,823
Allowance for doubtful receivables	111,637	112,446
Allowance for inventory obsolescence	138,458	46,441
Fair value change of currency forwards	-	(9,493)
Difference for sales cut-off	20,572	46,824
Deferred income	283,111	168,880
Property, plant and equipment subsidized by government grant	100,901	-
Total gross deferred tax assets	4,452,969	2,966,921
Valuation allowance	(2,805,785)	(2,164,696)
Total net deferred tax assets	1,647,184	802,225

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks. Outstanding bank guarantee promissory notes payable were $29,380,782 and $25,271,256 as of December 31, 2014and 2013, respectively.

As of December 31, 2014, the Company issued $522,466 trade acceptances to suppliers. These trade acceptance are non-interest bearing and mature within six months. No security deposit is needed. The trade acceptance as of December 31, 2013 was nil.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.	Short-term loans

	December 31,	December 31,
	2014	2013
	$	$
Short- term bank loans guaranteed and repayable within one year	15,195,040	36,142,105

As of December 31, 2014, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $3,015,092, the building with a carrying amount of $10,573,369.

The loans as of December 31, 2014 were primarily obtained from four banks with interest rates ranging from 2.9% to 7.5% per annum. The interest expenses were $1,472,013 and $1,128,578 for the years ended December 31, 2014 and 2013, respectively.

15.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of December 31, 2014 and December 31, 2013:

	December 31, 2014
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	3/10/2014	3/10/2015	12,653,474	424,823
Bank of China	7/23/2014	7/23/2015	3,965,144	67,516
Ping An Bank Co., Ltd	10/20/2014	10/19/2015	11,428,945	295,818
China Minsheng Banking Corp., LTD	5/22/2014	5/22/2015	3,265,413	-
Shenzhen Baoan Guiyin County Bank	11/19/2014	11/18/2015	4,734,848	1,750,151
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,530,826	3,918,496
China Citic Bank	6/25/2014	6/25/2015	8,046,910	6,788,093
Industrial Bank Co., Ltd	10/23/2014	10/23/2015	6,530,825	4,430,636
Jiang Su Bank Co., Ltd	10/28/2014	9/11/2015	4,898,119	4,898,119
Total			62,054,504	22,573,652

	December 31, 2013
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Industrial and Commercial Bank of China	7/26/2012	7/25/2015(ii)	6,558,452	1,803,574
China Citic Bank	3/29/2013	3/29/2014(ii)	7,378,259	5,738,646
Bank of China	1/25/2013	1/25/2014 (i)	3,689,129	247,582
Bank of China	1/10/2013	1/10/2014 (ii)	12,707,001	1,674,876
China Everbright Bank	5/30/2013	5/29/2014(i)	8,438,433	1,382,194
China Everbright Bank	9/4/2013	9/3/2014(i)	1,147,729	-
Industrial Bank Co., Ltd	7/24/2013	7/24/2014(i)	8,198,065	6,558,452
Jiang Su Bank Co., Ltd	6/21/2013	6/20/2014(i)	4,918,839	-
Ping An Bank	11/12/2013	9/17/2014(ii)	11,477,291	7,564,027
Shanghai Commercial & Saving Bank	8/29/2013	8/29/2014(i)	3,000,000	1,250,000
Industrial and Commercial Bank of China(MACAU) LIMITED	7/29/2013	1/29/2014(i)	7,093,296	3,084,294
Total			74,606,494	29,303,645

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

(i) The lines of credit from these banks are terminated at maturity dates.

(ii) The lines of credit from these banks are rolled over after maturity dates.

The lines of credits from Industrial and Commercial Bank of China, China Citic Bank, Ping An Bank, Industrial Bank Co. Ltd, China Minsheng Banking Corp., LTD and Shenzhen Baoan Guiyin County Bankare guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The lines of credits from Jiang Su Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife. The lines of credits from Bank of China are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan and Vice President, Wen Liang Li.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of December 31, 2014 and December 31, 2013, the Company was in compliance with all material covenants in its loan agreements.

16.	Long-term loans

	December 31,	December 31,
	2014	2013
	$	$
Long term loans from Bank of China	3,918,495	5,902,607
Less: current portion of long-term borrowings	1,959,248	1,967,536
Long-term borrowings, net of current portion	1,959,247	3,935,071

On January 13, 2012, the Company borrowed $8,198,065 (RMB50 million) from Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is five-year long-term loan, with an annual interest rate of 7.04%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of December 31, 2014. Interest expenses are to be paid quarterly.

The interest expenses were $366,142 and $518,577 for the years ended December 31, 2014 and 2013, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
2015	1,959,248
2016	1,959,247
3,918,495

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of December 31, 2014, approximately 626,714 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2013	665,000	2.81	8.35

Granted	540,000	2.63	-
Exercised	-	-	-
Forfeited	(100,000)	1.15	-
Canceled	-	-	-
Outstanding, December 31, 2013	1,105,000	2.87	8.51
Exercisable, December 31, 2013	380,000	3.14	7.19
Vested and expected to vest, December 31, 2013	940,022	2.90	8.33

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based compensation (continued)

Options Granted to Employees (continued)

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2014	1,105,000	2.87	8.51

Granted	-	-	-
Exercised	(200,000)	2.41	-
Forfeited	(44,714)	2.63	-
Canceled	(100,000)	3.55	-
Outstanding, December 31, 2014	760,286	2.92	7.78
Exercisable, December 31, 2014	413,620	3.16	6.98
Vested and expected to vest, December 31, 2014	702,788	2.94	7.71

The aggregate intrinsic value of options vested and expected to vest as of December 31, 2014 and December 31, 2013 was approximately $1.43 million and $nil, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the year ended December 31, 2014, the Company did not grant any new options to employees. One employee exercised his options to purchase 200,000 shares of the Company’s common stock. As a result, the Company issued 106,640 shares of common stock to this employee by net share settlement. Two employees had resigned and their options to purchase a total of 44,714 shares of the Company’s common stock were forfeited. One employee had resigned with 100,000 vested shares outstanding, which were cancelled 90 days after termination.

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

Restricted Stock Awards Granted to Employees

During the year ended December 31, 2013 the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under 2008 Plan. The RSAs granted in 2013 had the following vesting periods; 30% immediately upon grant, 30% vest on first anniversary of the grant date, and 40% vest on the second anniversary of grant date. The RSAs are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee. There were no RSAs granted to employees during the year ended December 31, 2014.

The following table summarizes the restricted stock awards activities for the year ended December 31, 2014:

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2014	172,200	2.81	1.77

Granted	-	-	-
Released	73,800	2.81	-
Forfeited	-	-	-
Outstanding, December 31, 2014	98,400	2.81	0.77
Expected to vest, December 31, 2014	87,576	2.81	0.77

Share-based Compensation to Nonemployees

On July 15, 2013, the Company entered into an agreement with a consulting firm. In return for the consulting firm’s financial advisory service in the coming two years, the Company issued an aggregate of 150,000 shares of the Company’s common stock to the consulting firm on August 15, 2013. The shares were fully vested upon issuance and the fair value of the shares was $171,000 which was based on the closing market price of the Company’s common stock on August 15, 2013. The share-based compensation was being amortized over the consulting service period. In the second quarter of 2014, the service agreement was terminated. Therefore, the remaining unamortized balance, approximately $131,812, was recognized as share-based compensation expense during the year ended December 31, 2014.

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

Also, in connection with this consulting agreement, on January 17, 2014 the Company issued five year warrants to purchase 200,000 shares of the Company’s common stock. The shares were fully vested upon issuance and the aggregate fair value of the warrants was approximately $390,000, which was calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

	For the years ended December 31,
	2014	2013
Expected volatility	83.6%	NA
Risk-free interest rate	1.64%	NA
Expected term from grant date (in years)	5.0	NA
Dividend rate	-	NA
Fair value	$1.95	NA

Expected Term

The expected term of the warrants issued during the year ended December 31, 2014, represents the remaining contractual term of the warrants.

Expected Volatility

The expected volatility used for the year ended December 31, 2014 is based upon the Company’s own trading history.

Risk-Free Interest Rate

The risk-free interest rate assumption is based on U.S. Treasury instruments with a term consistent with the contractual term of the warrants issued during the first quarter of 2014.

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

The fair value of the consulting agreement warrants was being amortized over the consulting service period. In the second quarter of 2014, the service agreement was terminated. Therefore, the entire share-based compensation expense of approximately $390,000 was recognized during the twelve months ended December 31, 2014.

Total Share-based Compensation Expenses

As of December 31, 2014 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $813,000, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.47 years.

In connection with the grant of stock options, restricted stock awards and warrants to employees and nonemployees, the Company recorded stock-based compensation charges of $767,317 and $521,599, respectively, for the year ended December 31, 2014 and stock-based compensation charges of $387,089 and $39,690, respectively, for the year ended December 31, 2013.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2014 and 2013.

	Year ended December 31,
	2014	2013
	$	$
Numerator:
Net income attributable to the Company	2,753,236	1,451,218

Denominator:
Weighted-average shares outstanding
- Basic	14,739,073	13,671,169
-diluted	15,154,239	13,687,698

Earnings per common share
- Basic	0.19	0.11
- diluted	0.18	0.11

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

760,286 shares of outstanding stock options, 144,714 shares of forfeited or expired stock options and 200,000 shares of warrants with a total dilutive effect of 415,166 shares were included in the computation of diluted EPS for the year ended December 31, 2014. There were 540,001 options and warrants outstanding as of December 31, 2014, which were not included in the computation of diluted EPS for the year ended December 31, 2014 because of their excise price would be above average market value.

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

The fair value of the investor warrant liability will be re-measured at each period and recorded as a gain or loss on fair value of warrant liability. As of December 31, 2014, the fair value of warrant liability was $1,067,674 and the Company recognized a gain of $106,278 on the change of fair value of warrant liability.

The fair values of the warrants as of December 31, 2014 were calculated using the Black-Scholes pricing model with the following assumptions:

	Year ended December 31,
	2014	2013
Expected volatility	86.4%	NA
Risk-free interest rate	0.79%	NA
Expected term (in years)	2.29	NA
Dividend rate	-	NA
Fair value	$2.14	NA

In conjunction with the securities offering transaction, the Company issued three year warrants to investment bankers to purchase 40,000 shares of the Company’s common stock at $6.33 per share. The aggregate fair value of the warrants was $94,982, which was recognized as a share-based compensation and resulted in an increase of additional paid-in capital. As such compensation was offering cost, it resulted in a reduction in additional paid-in capital. Hence, such transaction has no net impact on the Company’s financial position as of December 31, 2014.

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

The total amounts for such employee benefits, which were expensed as incurred, were $1,489,130 and $1,613,765 for the years ended December 31, 2014 and 2013, respectively.

21.	Non-controlling interest

GZ Highpower is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. GZ Highpower is engaged in processing, marketing and research of battery materials.

On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847).SZ Highpower holds 60% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 40%.On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,530,825) and the additional capital of RMB10,000,000 was contributed by SZ Highpower. As of December 31, 2014, SZ Highpower holds 70% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 30%.

As of December 31, 2014 and 2013, non-controlling interest related to GZ Highpower in the consolidated balance sheet was $1,307,239 and $1,299,252, respectively.

For the years ended December 31, 2014 and 2013, non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $152,369 and $112,429, respectively.

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2015 to 2017,with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of December 31, 2014 are as follows:

$
2015	1,486,667
2016	1,344,136
2017	335,325

3,166,128

Rent expenses for the years ended December 31, 2014 and 2013 were$1,589,757 and $1,343,045, respectively.

Capital commitments

The Company had contracted capital commitments of $nil for the construction of the Ganzhou plant as of December 31, 2014 and $990,031 for the construction of the Huizhou plant as of December 31, 2013.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	For the years ended December 31,
	2014	2013
	$	$
Net sales
Ni-MH Batteries	74,971,144	72,886,102
Lithium Batteries	68,434,832	57,935,104
New Materials	3,682,190	2,028,616
Total	147,088,166	132,849,822

Cost of Sales
Ni-MH Batteries	59,546,738	59,131,594
Lithium Batteries	54,072,611	45,515,519
New Materials	3,318,014	1,818,667
Total	116,937,363	106,465,780

Gross Profit
Ni-MH Batteries	15,424,406	13,754,508
Lithium Batteries	14,362,221	12,419,585
New Materials	364,176	209,949
Total	30,150,803	26,384,042

	December 31,2014	December 31,2013
	$	$
Total Assets
Ni-MH Batteries	50,275,286	66,960,366
Lithium Batteries	86,339,973	76,357,912
New Materials	9,538,813	8,475,098
Total	146,154,072	151,793,376

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	For the years ended December 31,
	2014	2013
	$	$
Net sales
China mainland	69,271,339	64,941,519
Asia, others	37,699,071	28,684,864
Europe	29,853,397	28,606,470
North America	9,335,245	9,572,209
South America	426,664	490,728
Africa	289,104	362,449
Others	213,346	191,583

	147,088,166	132,849,822

	December 31,	December 31,
	2014	2013
	$	$
Accounts receivable
China mainland	17,282,481	20,355,864
Asia, others	8,662,503	7,476,754
Europe	5,747,058	5,191,444
North America	296,572	863,156
South America	211,391	50,691
Africa	81,962	25
Others	34,640	23,080

	32,316,607	33,961,014

