Form 10-Q
period 2015-03-31
Highpower International, Inc.
filed 2015-05-15
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐     No☒

The registrant had 15,093,518 shares of common stock, par value $0.0001 per share, outstanding as of May 15, 2015.

HIGHPOWER INTERNATIONAL, INC.

 FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED March 31, 2015

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	9,922,960	14,611,892
Restricted cash	15,959,357	15,396,827
Accounts receivable, net	30,678,992	32,316,607
Notes receivable	2,929,338	621,110
Prepayments	4,709,013	3,283,520
Other receivables	630,440	665,828
Inventories	21,766,434	22,268,069

Total Current Assets	86,596,534	89,163,853

Property, plant and equipment, net	50,663,432	50,437,718
Land use right, net	4,267,987	4,305,317
Intangible asset, net	587,500	600,000
Deferred tax assets	1,829,661	1,647,184

TOTAL ASSETS	143,945,114	146,154,072

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	39,024,814	44,562,647
Deferred income	1,881,694	1,887,409
Short-term loan	15,173,864	15,195,040
Notes payable	34,459,062	29,903,248
Other payables and accrued liabilities	5,751,960	5,896,547
Income taxes payable	2,002,313	1,968,656
Current portion of long-term loan	1,953,316	1,959,248

Total Current Liabilities	100,247,023	101,372,795

Warrant Liability	721,375	1,067,674
Long-term loan	1,464,987	1,959,247

TOTAL LIABILITIES	102,433,385	104,399,716

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,088,297 shares issued and outstanding at March 31, 2015 and 15,084,746 shares issued and outstanding at December 31, 2014)	1,509	1,508
Additional paid-in capital	10,661,130	10,530,430
Statutory and other reserves	3,611,501	3,611,501
Retained earnings	20,551,663	20,675,021
Accumulated other comprehensive income	5,427,860	5,628,657

Total equity for the Company’s stockholders	40,253,663	40,447,117

Non-controlling interest	1,258,066	1,307,239

TOTAL EQUITY	41,511,729	41,754,356

TOTAL LIABILITIES AND EQUITY	143,945,114	146,154,072

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except Number of Shares)

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$

Net sales	32,137,648	29,160,314
Cost of sales	(26,581,934)	(23,229,369)
Gross profit	5,555,714	5,930,945

Research and development expenses	(1,674,124)	(1,811,952)
Selling and distribution expenses	(1,798,722)	(1,537,160)
General and administrative expenses	(3,024,751)	(3,571,280)
Foreign currency transaction gain	370,311	102,593
Loss on derivative instruments	-	(137,281)
Total operating expenses	(6,127,286)	(6,955,080)

Loss from operations	(571,572)	(1,024,135)

Gain on change of fair value of warrant liability	346,299	-
Other income	230,092	541,420
Interest expenses	(268,642)	(595,381)
Loss before taxes	(263,823)	(1,078,096)

Income taxes benefit	95,256	92,151
Net loss	(168,567)	(985,945)

Less: net loss attributable to non-controlling interest	(45,209)	(50,796)
Net loss attributable to the Company	(123,358)	(935,149)

Comprehensive loss
Net loss	(168,567)	(985,945)
Foreign currency translation loss	(204,761)	(341,186)
Comprehensive loss	(373,328)	(1,327,131)

Less: comprehensive loss attributable to non-controlling interest	(49,173)	(61,433)
Comprehensive loss attributable to the Company	(324,155)	(1,265,698)

Loss per share of common stock attributable to the Company
- Basic and Diluted	(0.01)	(0.07)

Weighted average number of common stock outstanding
- Basic and Diluted	15,086,169	13,978,106

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net loss	(168,567)	(985,945)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,246,043	1,011,801
Allowance for doubtful accounts	21	-
Loss on disposal of property, plant and equipment	11,709	37,244
Loss on derivative instruments	-	137,281
Deferred income tax	(187,373)	(418,906)
Share based payment	121,361	400,946
Gain on change of fair value of warrant liability	(346,299)	-
Changes in operating assets and liabilities:
Accounts receivable	1,576,803	5,681,371
Notes receivable	(2,309,732)	(521,988)
Prepayments	(1,434,905)	(519,476)
Other receivable	33,367	(24,811)
Inventories	434,169	(493,677)
Accounts payable	(5,404,188)	3,911,914
Deferred income	-	1,012,063
Other payables and accrued liabilities	(127,282)	(237,561)
Income taxes payable	39,612	319,409
Net cash flows (used in) provided by operating activities	(6,515,261)	9,309,665

Cash flows from investing activities
Acquisition of plant and equipment	(1,664,663)	(2,403,047)
Net cash flows used in investing activities	(1,664,663)	(2,403,047)

Cash flows from financing activities
Proceeds from short-term bank loans	-	295,426
Repayment of short-term bank loans	-	(10,824,720)
Repayment of long-term bank loans	(488,250)	(489,708)
Proceeds from notes payable	16,882,947	6,192,247
Repayment of notes payable	(12,237,353)	(12,159,236)
Proceeds from exercise of employee options	9,339	-
Change in restricted cash	(609,041)	6,920,453
Net cash flows provided by (used in) financing activities	3,557,642	(10,065,538)
Effect of foreign currency translation on cash and cash equivalents	(66,650)	322,938
Net decrease in cash and cash equivalents	(4,688,932)	(2,835,982)
Cash and cash equivalents - beginning of period	14,611,892	7,973,459
Cash and cash equivalents - end of period	9,922,960	5,137,477

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	52,505	7,346
Interest expenses	268,642	595,381
Non-cash transactions
Accounts payable for construction in progress	-	797,753

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

1.	Organization and basis of presentation

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

On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847). SZ Highpower holds 60% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 40%. On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,530,825) and the additional capital of RMB10,000,000 was contributed by SZ Highpower. As of December 31, 2014, SZ Highpower holds 70% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 30%.

In April 2014, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company sold 1,000,000 shares of common stock and warrants exercisable for 500,000 shares of common stock in a registered direct offering at a price of $5.05 per fixed combination for aggregate proceeds of $5.05 million. The shares and warrants were sold in multiples of a fixed combination consisting of (i) one share of common stock and (ii) one immediately exercisable warrant to purchase 0.50 shares of common stock. The net proceeds from the offering were $4,633,164, after deducting fees due the placement agent and offering expenses.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2015, its consolidated results of operations and cash flows for the three month periods ended March 31, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

No customer accounted for 10% or more of total sales during the three months ended March 31, 2015. During the three months ended March 31, 2014, there was one customer, Energizer Holdings, Inc., that accounted for 10.6% of total net sales.

No supplier accounted for 10% or more of total purchase amount during the three months ended March 31, 2015, and one major supplier accounted for 10.1% of total purchase amount during the three months ended March 31, 2014.

None of the Company’s customers accounted for 10% or more of the accounts receivable as of March 31, 2015 and December 31, 2014.

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

Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Buildings	2.5% - 5%
Furniture, fixtures and office equipment	20%
Leasehold improvement	20 - 50%
Machinery and equipment	10%
Motor vehicles	20%

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

Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the consolidated balance sheet as deferred income and deducted in calculating the carrying amount of the related asset. The revenue from such grants is recognized in profit or loss over the life of the related depreciable asset as a reduction of depreciation expense. As of March 31, 2015 and December 31, 2014, the Company recorded deferred income of $1,881,694 and $1,887,409, respectively, for the government grants to purchase non-current assets.

Government grants as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related benefit are recognized as other income in the period in which they become receivable. In the three months ended March 31, 2015 and 2014, approximately $109,295 and $94,591 of government grants were recognized as other income, respectively.

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

Shipping and handling

Shipping and handling expenses are recorded as selling expenses when occurred. Shipping and handling expenses relating to sales were $240,509 and $207,187, respectively, for the three months ended March 31, 2015 and 2014.

Research and development

Research and development expenses include expenses directly attributable to the conduct of research and development programs, including the expenses of salaries, employee benefits, materials, supplies, and maintenance of research equipment. All expenditures associated with research and development are expensed as incurred.

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No significant advertising expense was recorded for the three months ended March 31, 2015 and 2014.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of March 31, 2015 and December 31, 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Comprehensive loss

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

Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. The Company’s reportable segments are based on products, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Therefore, the Company categorizes its business into three reportable segments, namely (i) Ni-MH Batteries; (ii) Lithium Batteries; and (iii) New Materials.

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

Recently issued accounting pronouncements

As of May 15, 2015, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2015-01 Income Statement-Extraordinary and Unusual Items through ASU No. 2015-08 Business Combination , which are not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

3.	Restricted cash

As of March 31, 2015 and December 31, 2014, restricted cash consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Securities for bank acceptance bill	13,116,827	10,689,297
Time deposits	2,842,530	4,707,530
	15,959,357	15,396,827

4.	Accounts receivable, net

As of March 31, 2015 and December 31, 2014, accounts receivable consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Accounts receivable	33,177,520	34,816,914
Less: allowance for doubtful debts	2,498,528	2,500,307
	30,678,992	32,316,607

The Company recorded bad debt expense of $21 and $nil, respectively, during the three months ended March 31, 2015 and 2014. The Company wrote off accounts receivable of $nil and $2,959, respectively, in the three months ended March 31, 2015 and 2014.

5.	Prepayments

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Purchase deposits paid	1,848,124	1,793,599
Value-added tax prepayment	1,196,163	384,008
Rental deposit	265,787	266,556
Deferred insurance fee	340,526	97,005
Advances to staff for operations	295,378	122,452
Other deposits and prepayments	763,035	619,900
	4,709,013	3,283,520

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

6.	Other receivables

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Deposit for land use right	514,855	516,418
Others	115,585	149,410
	630,440	665,828

7.	Inventories

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Raw materials	4,969,299	4,341,675
Work in progress	4,283,990	3,949,778
Finished goods	12,091,447	13,685,166
Packing materials	24,522	20,137
Consumables	397,176	271,313
	21,766,434	22,268,069

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to fair value. $1,058,289 was written down for inventories in the three months ended March 31, 2015 and $777,638 was written down for inventories in the years ended December 31, 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

8.	Property, plant and equipment

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Cost
Construction in progress	862,972	715,821
Furniture, fixtures and office equipment	3,886,770	3,754,990
Leasehold improvement	3,899,703	3,763,290
Machinery and equipment	29,277,494	28,180,306
Motor vehicles	1,498,625	1,479,921
Building	25,184,115	25,414,914
	64,609,679	63,309,242
Less: accumulated depreciation	13,946,247	12,871,524
	50,663,432	50,437,718

The Company recorded depreciation expenses of $1,209,252 and $970,857 for the three months ended March 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company deducted deferred income related to government grants of $672,675, in calculating the carrying amount of property, plant and equipment. There’s no deduction of deferred income related to government grant during the three months ended March 31, 2015.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of March 31, 2015 and December 31, 2014. The carrying amount of the building was $10,477,244 and $10,573,369 as of March 31, 2015 and December 31, 2014, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

9.	Land use rights, net

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Cost
Land located in Huizhou	3,495,307	3,505,921
Land located in Ganzhou	1,363,588	1,367,729
	4,858,895	4,873,650
Accumulated amortization	(590,908)	(568,333)
Net	4,267,987	4,305,317

As of March 31, 2015, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

$
Remaining 2015	72,883
2016	97,178
2017	97,178
2018	97,178
2019	97,178
2020 and thereafter	3,806,392
4,267,987

The Company recorded amortization expenses of $24,291 and $28,444 for the three months ended March 31, 2015 and 2014, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of March 31, 2015 and December 31, 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

10.	Intangible asset

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(412,500)	(400,000)
Net	587,500	600,000

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

As of March 31, 2015 and December 31, 2014, the Company had an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in selling and distribution expenses were $12,500 for the three months ended March 31, 2015 and 2014.

11.	Other payables and accrued liabilities

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Accrued expenses	3,929,210	3,649,806
Royalty payable	365,321	580,032
VAT payable	108,987	405,859
Sales deposits received	858,474	911,947
Other payables	489,968	348,903
	5,751,960	5,896,547

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

12.	Taxation

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

All the other PRC subsidiaries are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2015 and 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

12.	Taxation (continued)

The components of the provision for income taxes expenses are:

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Current	92,117	326,755
Deferred	(187,373)	(418,906)
Total	(95,256)	(92,151)

The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income tax expense is as follows:

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Loss before tax	(263,823)	(1,078,096)

Provision for income taxes at applicable income tax rate	(86,173)	(306,966)
Effect of preferential tax rate	(6,295)	(23,134)
Non-deductible expenses	14,954	18,138
Change in valuation allowance	(17,742)	219,811
Effective enterprise income tax	(95,256)	(92,151)

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Tax loss carry-forward	3,936,880	3,798,290
Allowance for doubtful receivables	111,303	111,637
Allowance for inventory obsolescence	193,542	138,458
Difference for sales cut-off	34,966	20,572
Deferred income	282,254	283,111
Property, plant and equipment subsidized by government grant	99,967	100,901
Total gross deferred tax assets	4,658,912	4,452,969
Valuation allowance	(2,829,251)	(2,805,785)
Total net deferred tax assets	1,829,661	1,647,184

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks and $1,136,564 notes receivable of Springpower. Outstanding notes payable were $34,109,093 and $29,380,782 as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the Company issued $349,969 trade acceptances to suppliers. These trade acceptance are non-interest bearing and mature within six months. No security deposit is needed. The trade acceptance as of December 31, 2014 was $522,466.

14.	Short-term loans

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Short- term bank loans guaranteed and repayable within one year	15,173,864	15,195,040

As of March 31, 2015, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $2,988,487, and the building with a carrying amount of $10,477,244.

The loans as of March 31, 2015 were primarily obtained from four banks with interest rates ranging from 2.9% to 7.5% per annum. The interest expenses were $201,014 and $491,763 for the three months ended March 31, 2015 and 2014, respectively.

15.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of March 31, 2015 and December 31, 2014:

	March 31, 2015
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	7/23/2014	7/23/2015	3,953,139	83,871
Ping An Bank Co., Ltd	10/20/2014	10/19/2015	11,394,342	4,110,518
China Minsheng Banking Corp., LTD	5/22/2014	5/22/2015	3,255,526	-
Shenzhen Baoan Guiyin County Bank	11/19/2014	11/18/2015	4,720,513	165,753
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,511,053	2,441,645
China Citic Bank	6/25/2014	6/25/2015	8,022,547	5,765,070
Industrial Bank Co., Ltd	10/23/2014	10/23/2015	6,511,053	4,384,667
Jiang Su Bank Co., Ltd	10/28/2014	9/11/2015	4,883,289	4,883,289
Total			49,251,462	21,834,813

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

15.	Lines of credit (continued)

	December 31, 2014
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	3/10/2014	3/10/2015	12,653,474	424,823
Bank of China	7/23/2014	7/23/2015	3,965,144	67,516
Ping An Bank Co., Ltd	10/20/2014	10/19/2015	11,428,945	295,818
China Minsheng Banking Corp., LTD	5/22/2014	5/22/2015	3,265,413	-
Shenzhen Baoan Guiyin County Bank	11/19/2014	11/18/2015	4,734,848	1,750,151
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,530,826	3,918,496
China Citic Bank	6/25/2014	6/25/2015	8,046,910	6,788,093
Industrial Bank Co., Ltd	10/23/2014	10/23/2015	6,530,825	4,430,636
Jiang Su Bank Co., Ltd	10/28/2014	9/11/2015	4,898,119	4,898,119
Total			62,054,504	22,573,652

(i) The lines of credit from Bank of China matured at maturity date. No renewal agreement was signed after maturity date.

The lines of credits from Industrial and Commercial Bank of China, China Citic Bank, Ping An Bank, Industrial Bank Co. Ltd, China Minsheng Banking Corp., LTD and Shenzhen Baoan Guiyin County Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The lines of credits from Jiang Su Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife. The lines of credits from Bank of China are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan and Vice President, Wen Liang Li.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of March 31, 2015 and December 31, 2014, the Company was in compliance with all material covenants in its loan agreements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

16.	Long-term loans

	March 31, 2015	December 31, 2014
	(Unaudited)
	$	$
Long term loans from Bank of China	3,418,303	3,918,495
Less: current portion of long-term borrowings	1,953,316	1,959,248
Long- term bank loans, net of current portion	1,464,987	1,959,247

On January 13, 2012, the Company borrowed $8,198,065 (RMB50 million) from the Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is a five-year long-term loan, with an annual interest rate of 6.325%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of March 31, 2015. Interest expenses are to be paid quarterly.

The interest expenses were $67,628 and $103,618 for the three months ended March 31, 2015 and 2014, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on each of September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
Remaining 2015	1,464,987
2016	1,953,316
3,418,303

17.	Share-based Compensation

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of March 31, 2015, approximately 626,714 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

17.	Share-based Compensation (continued)

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2014	1,105,000	2.87	8.51

Granted	-	-	-
Exercised	(200,000)	2.41	-
Forfeited	(44,714)	2.63	-
Canceled	(100,000)	3.55	-
Outstanding, December 31, 2014	760,286	2.92	7.78
Exercisable, December 31, 2014	413,620	3.16	6.98
Vested and expected to vest, December 31, 2014	702,788	2.94	7.71

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	760,286	2.92	7.78

Granted	-	-	-
Exercised	(3,551)	2.63	-
Forfeited	-	-	-
Canceled	-	-	-
Outstanding, March 31, 2015	756,735	2.92	7.53
Exercisable, March 31, 2015	410,040	3.16	6.72
Vested and expected to vest, March 31, 2015	674,902	2.95	7.42

The aggregate intrinsic value of options vested and expected to vest as of March 31, 2015 and March 31, 2014 was approximately $0.7 million and $2.0 million, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the three months ended March 31, 2015, the Company did not grant any new options to employees. Three employees exercised their options to purchase 3,551 shares of the Company’s common stock. No Options were forfeited or canceled.

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

Restricted Stock Awards Granted to Employees

During the year ended December 31, 2013, the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under the 2008 Plan. The RSAs granted in 2013 had the following vesting periods; 30% immediately upon grant, 30% vest on first anniversary of the grant date, and 40% vest on the second anniversary of grant date. The RSAs are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee. There were no RSAs granted to employees during the three months ended March 31, 2015.

The following table summarizes the restricted stock awards activities for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	98,400	2.81	0.77

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, March 31, 2015	98,400	2.81	0.52
Expected to vest, March 31, 2015	80,215	2.81	0.52

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

Also, in connection with this consulting agreement, on January 17, 2014 the Company issued five year warrants to purchase 200,000 shares of the Company’s common stock. The shares were fully vested upon issuance and the aggregate fair value of the warrants was approximately $390,000, which was calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

17.	Share-based Compensation (continued)

	Three months ended March 31,
	2015	2014
Expected volatility	N/A	83.62%
Risk-free interest rate	N/A	1.64%
Expected term from grant date (in years)	N/A	5.00
Dividend rate	N/A	-
Fair value	N/A	$1.95

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

Total Share-based Compensation Expenses

As of March 31, 2015, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $0.7 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.37 years.

In connection with the grant of stock options, restricted stock awards and warrants to employees and nonemployees, the Company recorded stock-based compensation charges of $121,361 and $nil, respectively, for the three-month period ended March 31, 2015 and stock-based compensation charges of $225,280 and $175,666, respectively, for the three-month period ended March 31, 2014.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net loss attributable to the Company	(123,358)	(935,149)

Denominator:
Weighted-average shares outstanding
- Basic and Diluted	15,086,169	13,978,106

Loss per common share
- Basic and Diluted	(0.01)	(0.07)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

There were 1,406,736 and 1,136,515 options and warrants outstanding as of March 31, 2015 and 2014, respectively, which were not included in the computation of diluted EPS for the periods ended March 31, 2015 and 2014 because of the net loss sustained for the three months ended March 31, 2015 and 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

19.	Securities Offering Transaction

In April 2014, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company sold 1,000,000 shares of common stock and warrants exercisable for 500,000 shares of common stock in a registered direct offering at a price of $5.05 per fixed combination for aggregate proceeds of $5.05 million. The shares and warrants were sold in multiples of a fixed combination consisting of (i) one share of common stock and (ii) one immediately exercisable warrant to purchase 0.50 shares of common stock. The net proceeds from the offering were $4,633,164, after deducting fees due the placement agent and offering expenses.

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

The fair values of the warrants as of April 17, 2014 were calculated using the Black-Scholes pricing model with the following assumptions:

April 17, 2014
Expected volatility	85.76%
Risk-free interest rate	0.9%
Expected term (in years)	3.0
Dividend rate	-
Fair value	$2.3

The fair value of the investor warrant liability will be re-measured at each period and recorded as a gain or loss on fair value of warrant liability. As of March 31, 2015 and December 31, 2014, the fair value of warrant liability was $721,375 and $1,067,674, respectively. The Company recognized a gain of $346,299 on the change of fair value of warrant liability for the three months ended March 31, 2015.

The fair values of the warrants as of March 31, 2015 and December 31, 2014 were calculated using the Black-Scholes pricing model with the following assumptions:

	March 31, 2015	December 31, 2014
Expected volatility	88.35%	86.4%
Risk-free interest rate	0.57%	0.79%
Expected term (in years)	2.04	2.29
Dividend rate	-	-
Fair value	$1.44	$2.14

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

The total amounts for such employee benefits, which were expensed as incurred, were $412,688 and $359,899 for the three months ended March 31, 2015 and 2014, respectively.

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

As of March 31, 2015 and December 31, 2014, non-controlling interest related to GZ Highpower in the consolidated balance sheet was $1,258,066 and $1,307,239, respectively.

For the three months ended March 31, 2015 and 2014, non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $45,209 and $50,796, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2015 to 2017, with options to renew the leases. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of March 31, 2015 are as follows:

$
Remaining 2015	1,080,553
2016	1,340,124
2017	334,310
2,754,987

Rent expenses for the three months ended March 31, 2015 and 2014 were $404,194 and $387,681, respectively.

Capital commitments

The Company has no capital commitments as of March 31, 2015 and December 31, 2014, respectively.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Net sales
Ni-MH Batteries	14,759,470	15,487,503
Lithium Batteries	16,820,628	13,390,244
New Materials	557,550	282,567
Total	32,137,648	29,160,314

Cost of Sales
Ni-MH Batteries	11,715,453	12,289,798
Lithium Batteries	14,333,392	10,702,826
New Materials	533,089	236,745
Total	26,581,934	23,229,369

Gross Profit
Ni-MH Batteries	3,044,017	3,197,705
Lithium Batteries	2,487,236	2,687,418
New Materials	24,461	45,822
Total	5,555,714	5,930,945

	March 31,2015	December 31,2014
	(Unaudited)
	$	$
Total Assets
Ni-MH Batteries	51,914,950	50,275,286
Lithium Batteries	81,818,867	86,339,973
New Materials	10,211,297	9,538,813
Total	143,945,114	146,154,072

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in US Dollars)

23.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Net sales
China Mainland	14,025,332	14,513,222
Asia, others	10,441,887	5,582,366
Europe	5,816,186	6,389,293
North America	1,556,611	2,342,307
South America	153,929	125,381
Africa	103,807	159,779
Others	39,896	47,966
	32,137,648	29,160,314

	March 31, 2015	December 31, 2014
	(Unaudited)
	$	$
Accounts receivable
China Mainland	17,257,667	17,282,481
Asia, others	8,267,743	8,662,503
Europe	4,537,207	5,747,058
North America	348,106	296,572
South America	185,665	211,391
Africa	60,794	81,962
Others	21,810	34,640
	30,678,992	32,316,607

24. Subsequent event

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary, Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Icon Energy System Company Limited (“ICON”) and Highpower Energy Technology (Huizhou) Company limited (“HZ Highpower”), which has not yet commenced operations; SZ Highpower’s wholly-owned subsidiary, Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 70%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”); and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”).

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

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. As of March 31, 2015, the paid-in capital of GZ Highpower was RMB40,000,000 ($6,530,825). SZ Highpower holds 70% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 30%. SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three months ended March 31, 2015 and 2014, both in dollars and as a percentage of net sales.

Consolidated Statements of Operations	Three months ended March 31,
	2015		2014
	(in thousands except share and per share information)

Net Sales	32,138	100.0%	29,160	100.0%

Cost of Sales	(26,582)	(82.7%)	(23,229)	(79.7%)

Gross profit	5,556	17.3%	5,931	20.3%

Research and development expenses	(1,674)	(5.2%)	(1,812)	(6.2%)

Selling and distribution expenses	(1,799)	(5.6%)	(1,537)	(5.3%)

General and administrative expenses, including share-based compensation	(3,025)	(9.4%)	(3,571)	(12.2%)

Foreign currency transaction gain	370	1.2%	102	0.4%

Loss on derivative instruments	-	-	(137)	(0.5%)

Loss from operations	(572)	(1.8%)	(1,024)	(3.5%)

Gain on change of fair value of warrant liability	346	1.1%	-	-

Other income	230	0.7%	541	1.9%

Interest expenses	(268)	(0.8%)	(595)	(2.0%)

Loss before taxes	(264)	(0.8%)	(1,078)	(3.7%)

Income tax benefit	95	0.3%	92	0.3%

Net loss	(169)	(0.5%)	(986)	(3.4%)

Less: net loss attributable to non-controlling interest	(46)	(0.1%)	(51)	(0.2%)
Net loss attributable to the company	(123)	(0.4%)	(935)	(3.2%)

Loss per share of common stock attributable to the Company
- Basic and diluted	(0.01)		(0.07)

Weighted average number of common shares outstanding
-Basic and diluted	15,086,169		13,978,106
Dividends declared per common share	-		-

Three months ended March 31, 2015 and 2014

Net sales. We generate revenues from the sale of our paper cartons, corrugated paper and other paper products. Revenues by segment were as follows:

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Net sales
Ni-MH Batteries	14,759,470	15,487,503
Lithium Batteries	16,820,628	13,390,244
New Materials	557,550	282,567
Total	32,137,648	29,160,314

Net sales for the three months ended March 31, 2015 were $32.1 million compared to $29.2 million for the three months ended March 31, 2014, an increase of $2.9 million, or 10.2%. The increase was due to a $3.4 million increase in net sales of our lithium batteries (resulting from a 45.9% increase in the volume of batteries sold which was partly offset a 13.9% decrease in the average selling price of such batteries) and a $274,983 increase in revenue from our new material business, which was offset by a $728,033 decrease in net sales of our Ni-MH batteries (resulting from a 3.4% increase in the number of Ni-MH battery units sold which was partly offset a 7.8% decrease in the average selling price of such batteries). The increase in the number of lithium batteries units sold in the three months ended March 31, 2015 was primarily attributable growth in global demand for mobile and portable products, and electrical vehicles.

Cost of sales. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Cost of Sales
Ni-MH Batteries	11,715,453	12,289,798
Lithium Batteries	14,333,392	10,702,826
New Materials	533,089	236,745
Total	26,581,934	23,229,369

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $26.6 million for the three months ended March 31, 2015, as compared to $23.2 million for the comparable period in 2014. As a percentage of net sales, cost of sales increased to 82.7% for the three months ended March 31, 2015 compared to 79.7% for the comparable period in 2014.

Gross profit

Gross profit for the three months ended March 31, 2015 was $5.6 million, or 17.3% of net sales, compared to $5.9 million, or 20.3% of net sales for the comparable period in 2014. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This decrease was attributable to decrease in the average selling price of such batteries.

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

Research and development

Research and development expenses were approximately $1.7 million, or 5.2% of net sales, for the three months ended March 31, 2015 as compared to approximately $1.8 million, or 6.2% of net sales, for the comparable period in 2014, a decrease of 7.6%. The decrease was due to control expenses.

Selling and distribution expenses

Selling and distribution expenses were $1.8 million, or 5.6% of net sales, for the three months ended March 31, 2015 compared to $1.5 million, or 5.3% of net sales, for the comparable period in 2014, an increase of 17.0%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, participation in industry trade shows, and international travel to promote and sell our products globally.

General and administrative expenses

General and administrative expenses were $3.0 million, or 9.4% of net sales, for the three months ended March 31, 2015, compared to $ 3.6 million, or 12.2% of net sales, for the comparable period in 2014. The primary reason for the decrease was due to non-cash share-based compensation expense of $ 121,361, down from $400,946 in the first quarter of 2014.

Foreign currency transaction gain

We experienced a gain of $370,311 for the three months ended March 31, 2015 and a gain of $102,593 for the three months ended March 31, 2014 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

Loss on derivative instruments

We experienced no loss on derivative instruments for the three months ended March 31, 2015, as compared to a loss of $137,281 for the comparable period in 2014, which the primary reason for a loss of $137,281 on unsettled currency forwards for the depreciation of the RMB relative to the U.S.

Interest expenses

Interest expenses were $268,642 for the three months ended March 31, 2015, as compared to $595,381 for the comparable period in 2014. The decrease in interest expense was due to a decrease in bank borrowing.

Other income

Other income, which consists of bank interest income, government grants and sundry income, was approximately $230,092 for the three months ended March 31, 2015, as compared to approximately $541,420 for the comparable period in 2014, a decrease of $311,328. The decrease was due to a decrease of $237,160 in bank interest income.

Gain on fair value change of warrant liabilities

Gain on fair value change of warrant liabilities was $346,299 for the three months ended March 31, 2015, as compared to $nil for the three months ended March 31, 2014. It represented the fair value change of 500,000 shares of warrants issued on April 17, 2014.

Income tax benefit

During the three months ended March 31, 2015, we recorded provision for income tax benefit of $95,256 as compared to income tax benefit of $92,151 for the comparable period in 2014.

Net loss

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2015 was $123,358, compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $935,149 for the comparable period in 2014.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the three months ended March 31, 2015, the exchange rate of the RMB to the U.S. Dollar devaluated 0.3% from the level at the end of December 31, 2014. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $9.9 million as of March 31, 2015, as compared to $14.6 million as of December 31, 2014. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrowed amounts under bank facilities and other external sources of financing. As of March 31, 2015, we had in place general banking facilities with 8 financial institutions aggregating $49 million. The maturity of these facilities is generally within one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of March 31, 2015, we had utilized approximately $27 million under such general credit facilities and had available unused credit facilities of $22 million.

On April 17, 2014, we issued 1,000,000 shares of common stock and warrants exercisable for 500,000 shares of common stock in a registered direct offering at a price of $5.05 per fixed combination. The net proceeds from the offering were $4.6 million, after deducting fees due the placement agent and offering expenses.

For the three months ended March 31, 2015, net cash used in operating activities was approximately $6.5 million, as compared to $9.3 million provided by operating activities for the comparable period in 2014. The net cash decrease of $15.8 million used in operating activities is primarily attributable to, among other items, an increase of $9.3 million in cash outflow from accounts payable, an increase of $4.1 million in outflow from accounts receivable, an increase of $1.8 million in outflow from note receivable.

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2015 compared to $2.4 million for the comparable period in 2014. The net decrease of $0.7 million of cash used in investing activities was primarily attributable to a decrease in cash outflow from acquisition of plant and equipment for our strategic change.

Net cash provided by financing activities was $3.6 million during the three months ended March 31, 2015, as compared to $10.1 million used in financing activities for the comparable period in 2014. The net increase of $13.6 million in net cash provided by financing activities was primarily attributable to a decrease of $10.8 million in repayment of short-term bank loans, an increase of $10.7 million in proceeds from notes payable, which was partly offset by a decrease of $7.5 million in restricted cash.

For the three months ended March 31, 2015 and 2014, our inventory turnover was 4.8 times and 4.7 times, respectively. The average days outstanding of our accounts receivable at March 31, 2015 was 88 days, as compared to 96 days at March 31, 2014. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $412,688 and $359,899 for the three months ended March 31, 2015 and 2014, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2015-01 Income Statement-Extraordinary and Unusual Items through ASU No. 2015-08 Business Combination, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described herein and in our Annual Report on Form 10-K as filed with the SEC on March 31, 2015 and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K.

.Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

 None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

In March 2015, SZ Springpower entered into a pledge agreement in connection with the Credit Line Contract with Industrial Bank Co., Ltd.

Item 6. Exhibits

Exhibit Number		Description of Document

10.1		Pledge Contract dated March 2015 between Springpower Technology (Shenzhen) Co., Ltd. and Industrial Bank (translated to English)
31.1		Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: May 15, 2015		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

