Form 10-Q
period 2015-06-30
Highpower International, Inc.
filed 2015-08-14
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From            To

COMMISSION FILE NO.001-34098

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐     No☒

The registrant had 15,101,679 shares of common stock, par value $0.0001 per share, outstanding as of August 14, 2015.

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED June 30, 2015

1

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	3,739,259	14,611,892
Restricted cash	12,826,121	15,396,827
Accounts receivable, net	33,148,160	32,316,607
Notes receivable	2,271,470	621,110
Prepayments	5,587,678	3,283,520
Other receivables	712,666	665,828
Inventories	25,699,805	22,268,069

Total Current Assets	83,985,159	89,163,853

Property, plant and equipment, net	51,729,322	50,437,718
Land use right, net	4,263,472	4,305,317
Intangible asset, net	575,000	600,000
Deferred tax assets	1,880,410	1,647,184

TOTAL ASSETS	142,433,363	146,154,072

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	43,126,718	44,562,647
Deferred income	1,890,464	1,887,409
Short-term loan	9,147,609	15,195,040
Notes payable	33,259,448	29,903,248
Other payables and accrued liabilities	6,222,543	5,896,547
Income taxes payable	1,396,467	1,968,656
Current portion of long-term loan	1,962,420	1,959,248

Total Current Liabilities	97,005,669	101,372,795

Warrant Liability	636,542	1,067,674
Long-term loan	981,209	1,959,247

TOTAL LIABILITIES	98,623,420	104,399,716

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,101,679 shares issued and outstanding at June 30, 2015 and 15,084,746 shares issued and outstanding at December 31, 2014)	1,510	1,508
Additional paid-in capital	10,987,266	10,530,430
Statutory and other reserves	3,611,501	3,611,501
Retained earnings	22,418,787	20,675,021
Accumulated other comprehensive income	5,628,189	5,628,657

Total equity for the Company’s stockholders	42,647,253	40,447,117

Non-controlling interest	1,162,690	1,307,239

TOTAL EQUITY	43,809,943	41,754,356

TOTAL LIABILITIES AND EQUITY	142,433,363	146,154,072

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars except Number of Shares)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	38,635,801	38,134,636	70,773,449	67,294,950
Cost of sales	(30,072,041)	(30,405,145)	(56,653,975)	(53,634,514)
Gross profit	8,563,760	7,729,491	14,119,474	13,660,436

Research and development expenses	(1,997,494)	(1,976,965)	(3,671,618)	(3,788,917)
Selling and distribution expenses	(1,597,564)	(1,587,726)	(3,396,286)	(3,124,886)
General and administrative expenses	(3,423,770)	(3,312,296)	(6,448,521)	(6,883,576)
Foreign currency translation gain	73,546	247,102	443,857	349,695
Gain (loss) on derivative instruments	-	21,147	-	(116,134)
Total operating expenses	(6,945,282)	(6,608,738)	(13,072,568)	(13,563,818)

Income from operations	1,618,478	1,120,753	1,046,906	96,618

Gain on change of fair value of warrant liability	84,833	74,548	431,132	74,548
Other income	357,055	361,954	587,147	903,374
Interest expenses	(275,476)	(474,162)	(544,118)	(1,069,543)
Income before taxes	1,784,890	1,083,093	1,521,067	4,997

Income taxes benefit (expenses)	(18,840)	(281,364)	76,416	(189,213)
Net income (loss)	1,766,050	801,729	1,597,483	(184,216)

Less: net loss attributable to non-controlling interest	(101,074)	(10,769)	(146,283)	(61,565)
Net income (loss) attributable to the Company	1,867,124	812,498	1,743,766	(122,651)

Comprehensive income (loss)
Net income (loss)	1,766,050	801,729	1,597,483	(184,216)
Foreign currency translation income (loss)	206,027	(19,936)	1,266	(361,122)
Comprehensive income (loss)	1,972,077	781,793	1,598,749	(545,338)

Less: comprehensive loss attributable to non-controlling interest	(95,376)	(11,294)	(144,549)	(72,727)
Comprehensive income (loss) attributable to the Company	2,067,453	793,087	1,743,298	(472,611)

Income (loss) per share of common stock attributable to the Company
- Basic	0.12	0.05	0.12	(0.01)
- Diluted	0.12	0.05	0.11	(0.01)

Weighted average number of common stock outstanding
- Basic	15,094,979	14,853,219	15,091,639	14,415,662
- Diluted	15,441,576	15,277,743	15,469,274	14,415,662

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Six months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income (loss)	1,597,483	(184,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,535,695	2,053,486
Allowance for doubtful accounts	896	266
Loss on disposal of property, plant and equipment	79,692	151,237
Gain on derivative instruments	-	130,948
Deferred income tax	(230,050)	(549,140)
Share based payment	412,304	916,244
Gain on change of fair value of warrant liability	(431,132)	(74,548)
Changes in operating assets and liabilities:
Accounts receivable	(787,672)	159,094
Notes receivable	(1,645,051)	(1,560,871)
Prepayments	(2,292,844)	(1,200,028)
Other receivable	(45,640)	253,843
Inventories	(3,386,818)	(1,086,899)
Accounts payable	(1,503,555)	6,887,622
Deferred income	-	1,009,295
Other payables and accrued liabilities	315,942	(2,175,844)
Income taxes payable	(573,875)	88,688
Net cash flows (used in) provided by operating activities	(5,954,625)	4,819,177

Cash flows from investing activities
Acquisitions of plant and equipment	(4,047,717)	(3,503,027)
Net cash flows used in investing activities	(4,047,717)	(3,503,027)

Cash flows from financing activities
Proceeds from short-term bank loans	-	9,611,198
Repayment of short-term bank loans	(6,062,248)	(14,367,008)
Repayment of long-term bank loans	(978,649)	(976,737)
Proceeds from notes payable	30,931,015	21,753,902
Repayment of notes payable	(27,631,861)	(25,195,047)
Proceeds from exercise of employee options	44,534	-
Proceeds from issuance of capital stock, net	-	4,633,164
Change in restricted cash	2,588,730	8,316,169
Net cash flows (used in) provided by financing activities	(1,108,479)	3,775,641
Effect of foreign currency translation on cash and cash equivalents	238,188	(244,829)
Net (decrease) increase in cash and cash equivalents	(10,872,633)	4,846,962
Cash and cash equivalents - beginning of period	14,611,892	7,973,459
Cash and cash equivalents - end of period	3,739,259	12,820,421

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	727,509	649,665
Interest expenses	615,363	1,061,904
Non-cash transactions
Accounts payable for construction in progress	-	794,356
Offset of deferred income and property, plant and equipment	-	669,668

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2015, its consolidated results of operations and cash flows for the six month periods ended June 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

No customer accounted for 10% or more of total sales during the six months ended June 30, 2015 and 2014.

No supplier accounted for 10% or more of total purchase amount during the six months ended June 30, 2015 and 2014.

None of the Company’s customers accounted for 10% or more of the accounts receivable as of June 30, 2015 and December 31, 2014.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life.

Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Buildings	2.5% -5%
Furniture, fixtures and office equipment	20%
Leasehold improvement	20 - 50%
Machinery and equipment	10%
Motor vehicles	20%

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

Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the consolidated balance sheet as deferred income and deducted in calculating the carrying amount of the related asset. The revenue from such grants is recognized in profit or loss over the life of the related depreciable asset as a reduction of depreciation expense. As of June 30, 2015 and December 31, 2014, the Company recorded deferred income of $1,890,464 and $1,887,409, respectively, for the government grants to purchase non-current assets.

Government grants as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related benefit are recognized as other income in the period in which they become receivable. In the six months ended June 30, 2015 and 2014, approximately $221,483 and $180,923 of government grants were recognized as other income, respectively.

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

Shipping and handling

Shipping and handling expenses are recorded as selling expenses when occurred. Shipping and handling expenses relating to sales were $484,903 and $413,112, respectively, for the six months ended June 30, 2015 and 2014.

Research and development

Research and development expenses include expenses directly attributable to the conduct of research and development programs, including the expenses of salaries, employee benefits, materials, supplies, and maintenance of research equipment. All expenditures associated with research and development are expensed as incurred.

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No significant advertising expense was recorded for the six months ended June 30, 2015 and 2014.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of June 30, 2015 and December 31, 2014.

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

Recently issued accounting pronouncements

As of August 14, 2015, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2015-01 Income Statement-Extraordinary and Unusual Items through ASU No. 2015-11 Inventory, which are not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Restricted cash

As of June 30, 2015 and December 31, 2014, restricted cash consisted of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Securities for bank acceptance bill	11,028,827	10,689,297
Time deposits	1,797,294	4,707,530
	12,826,121	15,396,827

4.	Accounts receivable, net

As of June 30, 2015 and December 31, 2014, accounts receivable consisted of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Accounts receivable	35,651,499	34,816,914
Less: allowance for doubtful debts	2,503,339	2,500,307
	33,148,160	32,316,607

The Company recorded bad debt expense of $896 and $266, respectively, during the six months ended June 30, 2015 and 2014. And the Company recorded bad debt expense of $877 and $266, respectively, during the three months ended June 30, 2015 and 2014. The Company wrote off accounts receivable of $nil and $2,951, respectively, in the six months ended June 30, 2015 and 2014. The Company wrote off accounts receivable of $nil for both three months ended June 30, 2015 and 2014.

5.	Prepayments

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Purchase deposits paid	2,683,479	1,793,599
Value-added tax prepayment	1,170,499	384,008
Rental deposit	266,973	266,556
Deferred insurance fee	204,890	97,005
Advances to staff for operations	185,302	122,452
Other deposits and prepayments	1,076,535	619,900
	5,587,678	3,283,520

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Other receivables

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Compensation receivable for land occupation	517,255	516,418
Others	195,411	149,410
	712,666	665,828

7.	Inventories

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Raw materials	5,378,464	4,341,675
Work in progress	5,506,411	3,949,778
Finished goods	14,403,742	13,685,166
Packing materials	23,558	20,137
Consumables	387,630	271,313
	25,699,805	22,268,069

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to fair value. $1,169,186 was written down for inventories as of June 30, 2015 and $777,638 was written down for inventories as of December 31, 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Property, plant and equipment

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Cost
Construction in progress	1,155,430	715,821
Furniture, fixtures and office equipment	4,002,756	3,754,990
Leasehold improvement	4,264,250	3,763,290
Machinery and equipment	30,406,838	28,180,306
Motor vehicles	1,587,842	1,479,921
Building	25,337,786	25,414,914
	66,754,902	63,309,242
Less: accumulated depreciation	15,025,580	12,871,524
	51,729,322	50,437,718

The Company recorded depreciation expenses of $2,462,008 and $1,979,893 for the six months ended June 30, 2015 and 2014, respectively, and $1,252,756 and $1,009,036 for the three months ended June 30, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company deducted deferred income related to government grants of $672,675 in calculating the carrying amount of property, plant and equipment. There’s no deduction of deferred income related to government grant during the six months ended June 30, 2015.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of June 30, 2015 and December 31, 2014. The carrying amount of the building was $10,461,665 and $10,573,369 as of June 30, 2015 and December 31, 2014, respectively.

On July 1, 2015, the buildings comprising the Ganzhou facilities were pledged as collateral for line of credit, which were used for short-term loans and bank guarantee promissory notes. The carrying amount of the building was $2,874,363 as of June 30, 2015.

9.	Land use rights, net

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Cost
Land located in Huizhou	3,511,597	3,505,921
Land located in Ganzhou	1,369,944	1,367,729
	4,881,541	4,873,650
Accumulated amortization	(618,069)	(568,333)
Net	4,263,472	4,305,317

As of June 30, 2015, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

$
Remaining 2015	48,815
2016	97,631
2017	97,631
2018	97,631
2019	97,631
2020 and thereafter	3,824,133
4,263,472

The Company recorded amortization expenses of $48,688 and $48,593 for the six months ended June 30, 2015 and 2014, respectively, and $24,397 and $20,149 for the three months ended June 30, 2015 and 2014, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of June 30, 2015 and December 31, 2014.

On July 1, 2015, the land use right for land located in Ganzhou City was pledged as collateral for line of credit, which was used for short-term loans and bank guarantee promissory notes.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Intangible asset

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(425,000)	(400,000)
Net	575,000	600,000

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

As of June 30, 2015 and December 31, 2014, the Company had an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in selling and distribution expenses were $25,000 for the six months ended June 30, 2015 and 2014, and $12,500 for the three months ended June 30, 2015 and 2014.

11.	Other payables and accrued liabilities

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Accrued expenses	4,338,892	3,649,806
Royalty payable	492,252	580,032
VAT payable	262,539	405,859
Sales deposits received	791,170	911,947
Other payables	337,690	348,903
	6,222,543	5,896,547

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The components of the provision for income taxes expenses are:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	61,517	411,598	153,634	738,353
Deferred	(42,677)	(130,234)	(230,050)	(549,140)
Total	18,840	281,364	(76,416)	189,213

The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income tax expense is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	1,784,890	1,083,093	1,521,067	4,997

Provision for income taxes at applicable income tax rate	399,114	226,097	312,941	(80,869)
Effect of preferential tax rate	37,545	(190,789)	31,250	(213,923)
R&D expenses eligible for super deduction	(555,607)	(71,605)	(555,607)	(71,605)
Non-deductible expenses	11,947	62,353	26,901	80,491
Change in valuation allowance	125,841	255,308	108,099	475,119
Effective enterprise income tax	18,840	281,364	(76,416)	189,213

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Tax loss carry-forward	3,899,194	3,798,290
Allowance for doubtful receivables	111,953	111,637
Allowance for inventory obsolescence	222,571	138,458
Difference for sales cut-off	43,093	20,572
Deferred income	283,570	283,111
Property, plant and equipment subsidized by government grant	99,801	100,901
Total gross deferred tax assets	4,660,182	4,452,969
Valuation allowance	(2,779,772)	(2,805,785)
Total net deferred tax assets	1,880,410	1,647,184

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks and $1,141,861 notes receivable of Springpower. Outstanding notes payable were $33,079,560 and $29,380,782 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the Company issued $179,888 trade acceptances to suppliers. These trade acceptances are non-interest bearing and mature within six months. No security deposit is needed. The trade acceptance as of December 31, 2014 was $522,466.

14.	Short-term loans

	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Short- term bank loans guaranteed and repayable within one year	9,147,609	15,195,040

As of June 30, 2015, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $2,984,858, and the building with a carrying amount of $10,461,665.

The loans as of June 30, 2015 were primarily obtained from three banks with interest rates ranging from 6.0% to 6.72% per annum. The interest expenses were $419,156 and $869,559 for the six months ended June 30, 2015 and 2014, respectively, and $218,142 and $377,796 for the three months ended June 30, 2015 and 2014, respectively.

15.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of June 30, 2015 and December 31, 2014:

	June 30, 2015(Unaudited)
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	7/23/2014	7/23/2015(i)	3,971,564	84,262
Ping An Bank Co., Ltd	10/20/2014	10/19/2015	11,447,448	6,887,767
Shenzhen Baoan Guiyin County Bank	11/19/2014	11/18/2015	4,742,514	3,156,055
Industrial and Commercial Bank of China	7/26/2012	7/25/2015(i)	6,541,399	2,453,025
Industrial Bank Co., Ltd	10/23/2014	10/23/2015	6,541,399	5,664,022
Jiang Su Bank Co., Ltd	10/28/2014	9/11/2015	7,547,768	1,629,595
China Everbright Bank Co., Ltd	6/23/2015	6/22/2016	8,176,748	4,411,743

Total			48,968,840	24,286,469

(i) The lines of credit from these banks are terminated at maturity dates.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.	Lines of credit (continued)

	December 31, 2014
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	3/10/2014	3/10/2015 (ii)	12,653,474	424,823
Bank of China	7/23/2014	7/23/2015	3,965,144	67,516
Ping An Bank Co., Ltd	10/20/2014	10/19/2015	11,428,945	295,818
China Minsheng Banking Corp., LTD	5/22/2014	5/22/2015	3,265,413	-
Shenzhen Baoan Guiyin County Bank	11/19/2014	11/18/2015	4,734,848	1,750,151
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,530,826	3,918,496
China Citic Bank	6/25/2014	6/25/2015	8,046,910	6,788,093
Industrial Bank Co., Ltd	10/23/2014	10/23/2015	6,530,825	4,430,636
Jiang Su Bank Co., Ltd	10/28/2014	9/11/2015	4,898,119	4,898,119

Total			62,054,504	22,573,652

(ii) The lines of credit from Bank of China matured at maturity date. No renewal agreement was signed after maturity date.

The lines of credits from Industrial and Commercial Bank of China, Ping An Bank, Industrial Bank Co. Ltd, Shenzhen Baoan Guiyin County Bank and China Everbright Bank Co., Ltd are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The lines of credits from Jiang Su Bank are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife. The lines of credits from Bank of China are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan and Vice President, Wen Liang Li.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of June 30, 2015 and December 31, 2014, the Company was in compliance with all material covenants in its loan agreements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Long-term loans

	June 30, 2015	December 31, 2014
	(Unaudited)
	$	$
Long term loans from Bank of China	2,943,629	3,918,495
Less: current portion of long-term borrowings	1,962,420	1,959,248
Long- term bank loans, net of current portion	981,209	1,959,247

On January 13, 2012, the Company borrowed $8,198,065 (RMB50 million) from the Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is a five-year long-term loan, with an annual interest rate of 5.775%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of June 30, 2015. Interest expenses are to be paid quarterly.

The interest expenses were $124,962 and $199,984 for the six months ended June 30, 2015 and 2014, respectively, and $57,334 and $96,366 for the three months ended June 30, 2015 and 2014, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on each of September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
Remaining 2015	981,209
2016	1,962,420
2,943,629

17.	Share-based Compensation

The 2008 Omnibus Incentive Plan

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of June 30, 2015, approximately 626,714 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based Compensation (continued)

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2014	1,105,000	2.87	8.51

Granted	-	-	-
Exercised	(200,000)	2.41	-
Forfeited	(44,714)	2.63	-
Canceled	(100,000)	3.55	-
Outstanding, December 31, 2014	760,286	2.92	7.78
Exercisable, December 31, 2014	413,620	3.16	6.98
Vested and expected to vest, December 31, 2014	702,788	2.94	7.71

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	760,286	2.92	7.78

Granted	75,000	4.43	-
Exercised	(16,933)	2.63	-
Forfeited	(8,564)	2.63	-
Canceled	-	-	-
Outstanding, June 30, 2015	809,789	3.06	7.49
Exercisable, June 30, 2015	451,658	3.32	6.82
Vested and expected to vest, June 30, 2015	745,678	3.09	7.41

The aggregate intrinsic value of options vested and expected to vest as of June 30, 2015 and 2014 was approximately $0.6 million and $1.64 million, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the three and six months ended June 30, 2015, the Company granted options to purchase 75,000 shares to two employees. During the six months ended June 30, 2015, nine employees exercised their option to purchase 16,933 shares of the Company’s common stock. During the six months ended June 30, 2015, two employees had resigned and their options to purchase a total of 8,564 shares of the Company’s common stock were forfeited. These employees had resigned with 3,670 shares vested, which if not exercised with 90 days after termination they will be cancelled. These vested shares were exercised in the period.

During the three and six months ended June 30, 2014, the Company did not grant any new options to employees. One employee exercised his options to purchase 160,000 shares of the Company’s common stock. As a result, the Company issued 74,052 shares of common stock to this employee by net share settlement. Two employees resigned and their option to purchase a total of 15,549 shares of the Company’s common stock were forfeited and canceled.

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

Restricted Stock Awards Granted to Employees

During the year ended December 31, 2013, the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under the 2008 Plan. The RSAs granted in 2013 had the following vesting periods; 30% immediately upon grant, 30% vest on first anniversary of the grant date, and 40% vest on the second anniversary of grant date. The RSAs are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee. There were no RSAs granted to employees during the six months ended June 30, 2015 and 2014.

The following table summarizes the restricted stock awards activities for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	98,400	2.81	0.77

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, June 30, 2015	98,400	2.81	0.27
Expected to vest, June 30, 2015	85,386	2.81	0.27

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

	Six months ended June 30,
	2015	2014
Expected volatility	N/A	83.62%
Risk-free interest rate	N/A	1.64%
Expected term from grant date (in years)	N/A	4.75
Dividend rate	N/A	-
Fair value	N/A	$2.02

Expected Term

The expected term of the warrants issued during the six months ended June 30, 2014, represents the remaining contractual term of the warrants.

Expected Volatility

The expected volatility used for the six-month period ended June 30, 2014 is based upon the Company’s own trading history.

Risk-Free Interest Rate

The risk-free interest rate assumption is based on U.S. Treasury instruments with a term consistent with the remaining contractual term of the warrants issued during the first half year of 2014.

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

Total Share-based Compensation Expenses

As of June 30, 2015, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $0.6 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.45 years.

In connection with the grant of stock options, restricted stock awards and warrants to employees and nonemployees, the Company recorded stock-based compensation charges of $412,304 and $nil, respectively, for the six-month period ended June 30, 2015 and $394,645 and $521,599, respectively, for the six-month period ended June 30, 2014. The Company recorded stock-based compensation charges of $290,943 and $nil, respectively, for the three-month period ended June 30, 2015 and stock-based compensation charges of $169,365 and $345,933, respectively, for the three-month period ended June 30, 2014.

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

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2015 and 2014, and the three months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income (loss) attributable to the Company	1,867,124	812,498	1,743,766	(122,651)

Denominator:
Weighted-average shares outstanding
- Basic	15,094,979	14,853,219	15,091,639	14,415,662
- Diluted	15,441,576	15,277,743	15,469,274	14,415,662

Income (loss) per common share
- Basic	0.12	0.05	0.12	(0.01)
- Diluted	0.12	0.05	0.11	(0.01)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

1,641,723 options and warrants outstanding with a total dilutive effect of 377,635 shares were included in the computation of diluted EPS for the six months ended June 30, 2015. There were 1,669,452 options and warrants outstanding as of June 30, 2014, which were not included in the computation of diluted EPS for the period ended June 30, 2014 because of the net loss sustained for the six months ended June 30, 2014.

There were 1,641,723 and 1,669,452 options and warrants outstanding with a total dilutive effect of 346,597 and 424,524 shares were included in the computation of diluted EPS for the three months ended June 30, 2015 and 2014, respectively.

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

April 17,2014
Expected volatility	85.76%
Risk-free interest rate	0.9%
Expected term (in years)	3.0
Dividend rate	-
Fair value	$2.3

The fair value of the investor warrant liability will be re-measured at each period and recorded as a gain or loss on fair value of warrant liability. As of June 30, 2015 and December 31, 2014, the fair value of warrant liability was $636,542 and $1,067,674, respectively. The Company recognized a gain of $431,132 on the change of fair value of warrant liability for the six months ended June 30, 2015.

The fair values of the warrants as of June 30, 2015 and December 31, 2014 were calculated using the Black-Scholes pricing model with the following assumptions:

	June 30,2015	December 31,2014
Expected volatility	86.32%	86.4%
Risk-free interest rate	0.57%	0.79%
Expected term (in years)	1.79	2.29
Dividend rate	-	-
Fair value	$1.27	$2.14

In conjunction with the securities offering transaction, the Company issued three year warrants to investment bankers to purchase 40,000 shares of the Company’s common stock at $6.33 per share. The aggregate fair value of the warrants was $94,982, which was recognized as a share-based compensation and resulted in an increase of additional paid-in capital. As such compensation was offering cost, it resulted in a reduction in additional paid-in capital. Hence, such transaction has no net impact on the Company’s financial position as of June 30, 2015.

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

The total amounts for such employee benefits, which were expensed as incurred, were $826,889 and $703,703 for the six months ended June 30, 2015 and 2014, respectively, and $414,201 and $343,804 for the three months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, non-controlling interest related to GZ Highpower in the consolidated balance sheet was $1,162,690 and $1,307,239, respectively.

Non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $146,283 and $61,565 for the six months ended June 30, 2015 and 2014, respectively, and $101,074 and $10,769 for the three months ended June 30, 2015 and 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2015 to 2026, with options to renew the leases. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of June 30, 2015 are as follows:

$
Within one year	848,746
One to two years	1,783,158
Two to three years	695,915
Three to four years	360,047
Four to five years	360,047
More than five years	2,280,298
6,328,211

Rent expenses for the six months ended June 30, 2015 and 2014 were $819,448 and $792,321, respectively, and $415,254 and $404,641 for the three months ended June 30, 2015 and 2014.

Capital commitments

The Company has no capital commitments as of June 30, 2015 and December 31, 2014, respectively.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Ni-MH Batteries	15,775,426	19,153,435	30,534,896	34,640,938
Lithium Batteries	22,066,302	17,511,963	38,886,930	30,902,207
New Materials	794,073	1,469,238	1,351,623	1,751,805
Total	38,635,801	38,134,636	70,773,449	67,294,950

Cost of Sales
Ni-MH Batteries	11,850,483	15,224,391	23,565,936	27,514,189
Lithium Batteries	17,307,091	13,877,599	31,640,483	24,580,425
New Materials	914,467	1,303,155	1,447,556	1,539,900
Total	30,072,041	30,405,145	56,653,975	53,634,514

Gross Profit
Ni-MH Batteries	3,924,943	3,929,044	6,968,960	7,126,749
Lithium Batteries	4,759,211	3,634,364	7,246,447	6,321,782
New Materials	(120,394)	166,083	(95,933)	211,905
Total	8,563,760	7,729,491	14,119,474	13,660,436

	June 30,2015	December 31,2014
	(Unaudited)
	$	$
Total Assets
Ni-MH Batteries	45,677,975	50,275,286
Lithium Batteries	85,734,415	86,339,973
New Materials	11,020,973	9,538,813
Total	142,433,363	146,154,072

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

23.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China Mainland	19,290,058	19,913,436	33,315,390	34,426,658
Asia, others	11,637,753	8,681,760	22,079,640	14,264,126
Europe	5,749,314	7,053,769	11,565,500	13,443,062
North America	1,783,947	2,254,835	3,340,558	4,597,142
South America	147,644	76,320	301,573	201,701
Africa	-	77,365	103,807	237,144
Others	27,085	77,151	66,981	125,117
	38,635,801	38,134,636	70,773,449	67,294,950

	June 30, 2015	December 31, 2014
	(Unaudited)
	$	$
Accounts receivable
China Mainland	18,359,292	17,282,481
Asia, others	9,598,895	8,662,503
Europe	4,831,683	5,747,058
North America	77,961	296,572
South America	221,854	211,391
Africa	41,940	81,962
Others	16,535	34,640
	33,148,160	32,316,607

24.	Subsequent event

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008.HZ Highpower has not yet commenced business operations as of August 12, 2014. On October 8, 2013, SZ Springpower further increased its registered capital to $15,000,000. SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC, which commenced operations in July 2011.

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. As of June 30, 2015, the paid-in capital of GZ Highpower was RMB40,000,000 ($6,530,825). SZ Highpower holds 70% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 30%. SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to U.S. generally accepted accounting principles (U.S.GAAP).

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and six months ended June 30, 2015 and 2014, both in dollars and as a percentage of net sales.

 Consolidated Statements of Operations

(in thousands except share and per share information)

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Net Sales	38,636	100.0%	38,135	100.0%	70,773	100.0%	67,295	100.0%

Cost of Sales	(30,072)	(77.8)%	(30,405)	(79.7)%	(56,654)	(80.0)%	(53,635)	(79.7)%

Gross profit	8,564	22.2%	7,730	20.3%	14,119	20.0%	13,660	20.3%

Research and development expenses	(1,998)	(5.2)%	(1,977)	(5.2)%	(3,672)	(5.2)%	(3,789)	(5.6)%

Selling and distribution expenses	(1,598)	(4.1)%	(1,588)	(4.2)%	(3,396)	(4.8)%	(3,125)	(4.6)%

General and administrative expenses	(3,424)	(8.9)%	(3,312)	(8.7)%	(6,448)	(9.1)%	(6,884)	(10.2)%

Foreign currency transaction gain	74	0.2%	247	0.7%	444	0.6%	350	0.5%

Gain (Loss) on derivative instruments	-	-	21	*	-	-	(116)	(0.2)%

Income from operations	1,618	4.2%	1,121	2.9%	1,047	1.5%	96	0.1%

Gain on change of fair value of warrant liability	85	0.2%	74	0.2%	431	0.6%	75	0.1%

Other income	357	0.9%	362	0.9%	587	0.8%	903	1.3%

Interest expenses	(275)	(0.7)%	(474)	(1.2)%	(544)	(0.8)%	(1,070)	(1.6)%

Income before taxes	1,785	4.6%	1,083	2.8%	1,521	2.1%	4	*

Income tax benefit (expenses)	(19)	*	(281)	(0.7)%	77	0.1%	(189)	(0.3)%

Net income (loss)	1,766	4.6%	802	2.1%	1,598	2.3%	(185)	(0.3)%

Less: net loss attributable to non-controlling interest	(101)	(0.3)%	(11)	*	(146)	(0.2)%	(62)	(0.1)%
Net income(loss)attributable to the company	1,867	4.8%	813	2.1%	1,744	2.5%	(123)	(0.2)%

Income (loss) per share of common stock attributable to the Company
- Basic	0.12		0.05		0.12		(0.01)
- diluted	0.12		0.05		0.11		(0.01)

Weighted average number of common shares outstanding
- Basic	15,094,979		14,853,219		15,091,639		14,415,662
- diluted	15,441,576		15,277,743		15,469,274		14,415,662

Three months ended June 30, 2015 and 2014

Net sales. We generate revenues from the sale of our Ni-MH batteries, Lithium batteries and new materials Revenues by segment were as follows:

	Three months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Net sales
Ni-MH Batteries	15,775,426	19,153,435
Lithium Batteries	22,066,302	17,511,963
New Materials	794,073	1,469,238
Total	38,635,801	38,134,636

Net sales for the three months ended June 30, 2015 were $38.6 million compared to $38.1 million for the three months ended June 30, 2014, an increase of $501,165, or 1.3%.The increase was due to a $4.6 million increase in net sales of our lithium batteries (resulting from a15.9 % increase in the volume, measured in ampere hour, of batteries sold and a 8.8% increase in the average selling price of such batteries), which was offset by a $3.4 million decrease in net sales of our Ni-MH batteries (resulting from a 13.4% decrease in the number of Ni-MH battery units sold and a 4.9% decrease in the average selling price of such batteries) and a $675,165 decrease in revenue from our new material business. The increase in the number of lithium batteries units sold in the three months ended June 30, 2015 was primarily attributable growth in global demand for mobile and portable products, and electrical vehicles.

Cost of sales. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Three months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Cost of Sales
Ni-MH Batteries	11,850,483	15,224,391
Lithium Batteries	17,307,091	13,877,599
New Materials	914,467	1,303,155
Total	30,072,041	30,405,145

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $30.1 million for the three months ended June 30, 2015, as compared to $30.4 million for the comparable period in 2014. As a percentage of net sales, cost of sales decreased to 77.8% for the three months ended June 30, 2015 compared to 79.7% for the comparable period in 2014.

Gross profit

Gross profit for the three months ended June 30, 2015 was $8.6 million, or 22.2% of net sales, compared to $7.7 million, or 20.3% of net sales for the comparable period in 2014. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This increase of Ni-MH Batteries was attributable to decrease in the average Nickel price of battery materials. The decrease of New Materials was affected by the market price.

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

Research and development

Research and development expenses were $2.0 million, or 5.2% of net sales, for both the second quarter ended June 30, 2015 and for the same period in 2014.

Selling and distribution expenses

Selling and distribution expenses were $1.6 million, or 4.1% of net sales, for the three months ended June 30, 2015 compared to $1.6 million, or 4.2% of net sales, for the comparable period in 2014, an increase of 0.6%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, participation in industry trade shows, and international travel to promote and sell our products globally.

General and administrative expenses

General and administrative expenses were $3.4 million, or 8.9% of net sales, for the three months ended June 30, 2015, compared to $3.3 million, or 8.7% of net sales, for the comparable period in 2014.

Foreign currency translation gain

We experienced a gain of $73,546 for the three months ended June 30, 2015 and a gain of $247,102 for the three months ended June 30, 2014 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

Loss/Gain on derivative instruments

We experienced no loss on derivative instruments for the three months ended June 30, 2015, as compared to a gain of $21,147 for the comparable period in 2014, which included a gain of $14,814 on settled currency forwards and a gain of $6,333 on unsettled currency forwards.

Interest expenses

Interest expenses were $275,476 for the three months ended June 30, 2015, as compared to $474,162 for the comparable period in 2014. The decrease in interest expense was due to a decrease in bank borrowing.

Other income

Other income, which consists of bank interest income, government grants and sundry income, was approximately $357,055 for the three months ended June 30, 2015, as compared to approximately $361,954 for the comparable period in 2014, a decrease of $4,899.

Gain on fair value change of warrant liabilities

Gain on fair value change of warrant liabilities was $84,833 for the three months ended June 30, 2015, as compared to $74,548 for the three months ended June 30, 2014. It represented the fair value change of 500,000 shares of warrants issued on April 17, 2014.

Income tax expense

During the three months ended June 30, 2015, we recorded provision for income tax expense of $18,840 as compared to income tax expense of $281,364 for the comparable period in 2014.

Net income

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2015 was $1.9 million, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $812,498 for the comparable period in 2014.

Six Months Ended June 30, 2015 and 2014

Net sales .We generate revenues from the sale of our Ni-MH batteries, Lithium batteries and new materials. Revenues by segment were as follows:

	Six months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Net sales
Ni-MH Batteries	30,534,896	34,640,938
Lithium Batteries	38,886,930	30,902,207
New Materials	1,351,623	1,751,805
Total	70,773,449	67,294,950

Net sales for the six months ended June 30, 2015 were $70.8 million compared to $67.3 million for the six months ended June 30, 2014, an increase of $3.5 million, or 5.2%. The increase was due to a $8.0 million increase in net sales of our lithium batteries (resulting from a 28.5% increase in the volume, measured in ampere hour, of batteries sold which was partly offset a 2.1% decrease in the average selling price of such batteries), which was offset by a $4.1 million decrease in net sales of our Ni-MH batteries (resulting from a 6.0% decrease in the number of Ni-MH battery units sold and a 6.2% decrease in the average selling price of such batteries) and a $400,182 decrease in revenue from our new material business. The increase in the number of lithium batteries units sold in the six months ended June 30, 2015 was primarily attributable growth in global demand for mobile and portable products, and electrical vehicles.

Cost of sales. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Six months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Cost of Sales
Ni-MH Batteries	23,565,936	27,514,189
Lithium Batteries	31,640,483	24,580,425
New Materials	1,447,556	1,539,900
Total	56,653,975	53,634,514

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $56.7 million for the six months ended June 30, 2015, as compared to $53.6 million for the comparable period in 2014. As a percentage of net sales, cost of sales increased to 80.0% for the six months ended June 30, 2015 compared to 79.7% for the comparable period in 2014.

Gross profit

Gross profit for the six months ended June 30, 2015 was $14.1 million, or 20.0% of net sales, compared to $13.7 million, or 20.3% of net sales for the comparable period in 2014. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This decrease was attributable to decrease in the average selling price of such batteries.

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

Research and development

Research and development expenses were approximately $3.7 million, or 5.2% of net sales, for the six months ended June 30, 2015 as compared to approximately $3.8 million, or 5.6% of net sales, for the comparable period in 2014, a decrease of 3.1%. The decrease was due to control expenses.

Selling and distribution expenses

Selling and distribution expenses were $3.4 million, or 4.8% of net sales, for the six months ended June 30, 2015 compared to $3.1 million, or 4.6% of net sales, for the comparable period in 2014, an increase of 8.7%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, participation in industry trade shows, and international travel to promote and sell our products globally.

General and administrative expenses

General and administrative expenses were $6.4 million, or 9.1%of net sales, for the six months ended June 30, 2015, compared to $6.9 million, or 10.2% of net sales, for the comparable period in 2014. The primary reason for the decrease was due to non-cash share-based compensation expense of $412,304, down from $916,244 in the first half of 2014.

Foreign currency transaction gain

We experienced a gain of $443,857 for the six months ended June 30, 2015 and a gain of $349,695 for the six months ended June 30, 2014 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

Loss on derivative instruments

We experienced no loss on derivative instruments for the six months ended June 30, 2015, as compared to a loss of $116,134 for the comparable period in 2014, which the primary reason for a loss of $130,948 on unsettled currency forwards for the depreciation of the RMB relative to the U.S. Dollar.

Interest expenses

Interest expenses were $544,118 for the six months ended June 30, 2015, as compared to $1.1 million for the comparable period in 2014. The decrease in interest expense was due to a decrease in bank borrowing.

Other income

Other income, which consists of bank interest income, government grants and sundry income, was approximately $587,147 for the six months ended June 30, 2015, as compared to approximately $903,374 for the comparable period in 2014, a decrease of $316,227. The decrease was due to a decrease of $275,957 in bank interest income.

Gain on fair value change of warrant liabilities

Gain on fair value change of warrant liabilities was $431,132 for the six months ended June 30, 2015, as compared to $74,548 for the six months ended June 30, 2014. It represented the fair value change of 500,000 shares of warrants issued on April 17, 2014.

Income tax benefit (expense)

During the six months ended June 30, 2015, we recorded provision for income tax benefit of $76,416 as compared to income tax expense of $189,213 for the comparable period in 2014.

Net income (loss)

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2015 was $1.7 million, compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $122,651 for the comparable period in 2014.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the six months ended June 30, 2015, the exchange rate of the RMB to the U.S. Dollar devaluated 0.2% from the level at the end of December 31, 2014. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $3.7 million as of June 30, 2015, as compared to $14.6 million as of December 31, 2014. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrowed amounts under bank facilities and other external sources of financing. As of June 30, 2015, we had in place general banking facilities with seven financial institutions aggregating $49.0 million. The maturity of these facilities is generally within one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of June 30, 2015, we had utilized approximately $24.7 million under such general credit facilities and had available unused credit facilities of $24.3 million.

For the six months ended June 30, 2015, net cash used in operating activities was approximately $5.9 million, as compared to $4.8 million provided by operating activities for the comparable period in 2014. The net cash decrease of $10.7 million used in operating activities is primarily attributable to, among other items, an increase of $8.4 million in cash outflow from accounts payable, an increase of $2.3 million in outflow from inventories, an increase of $1.1 million in outflow from prepayment.

Net cash used in investing activities was $4.0 million for the six months ended June 30, 2015 compared to $3.5 million for the comparable period in 2014. The net increase of $0.5 million of cash used in investing activities was primarily attributable to an increase in cash outflow from acquisition of plant and equipment for increase Auto-equipment.

Net cash used in financing activities was $1.1 million during the six months ended June 30, 2015, as compared to $3.8 million provided by financing activities for the comparable period in 2014. The net decrease of $4.9 million in net cash provided by financing activities was primarily attributable to a decrease of $9.6 million in proceeds from short-term bank loans, an increase of $2.4 million in repayment of notes payable, a decrease of $4.6 million in proceeds from issuance of capital stock, net, and a decrease in change in restricted cash, which was partly offset by a decrease of $8.3 million in repayment of short-term bank loans, an increase of $9.2 million in proceeds from notes payable.

For the six months ended June 30, 2015 and 2014, our inventory turnover was 4.7 times and 5.3 times, respectively. The average days outstanding of our accounts receivable at June 30, 2015 was 83 days, as compared to 90 days at June 30, 2014. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $414,201and $343,804 for the three months ended June 30, 2015 and 2014, respectively, and $826,889 and $703,703 in the six months ended June 30, 2015 and 2014, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2015-01 Income Statement-Extraordinary and Unusual Items through ASU No. 2015-11 Inventory, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described herein and in our Annual Report on Form 10-K as filed with the SEC on March 30, 2015 and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K.

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Credit Contract Between SZ Highpower and China Everbright Bank Co., Ltd. Shenzhen Branch

Credit Contract Between SZ Springpower and China Everbright Bank Co., Ltd. Shenzhen Branch

On June 23, 2015, SZ Highpower and SZ Springpower entered into comprehensive credit line contracts with Everbright Bank Co., Ltd. Shenzhen Branch respectively. SZ Highpower’s loan agreement provides for a revolving line of credit of up to RMB30,000,000 (US$4,906,049) and SZ Springpower’s loan agreement provides for a revolving line of credit of up to RMB20,000,000 (US$3,270,699). Each borrower may withdraw its loan, from time to time as needed, but must make a specific drawdown application on or before June 22, 2016, after which time the bank may cancel all or part of the facilities. SZ Highpower’s loan is guaranteed by our Chief Executive Officer, Dangyu Pan, SZ Springpower, HZ HTC, and ICON. SZ Springpower’s loan is guaranteed by Dangyu Pan, SZ Highpower, HZ HTC and ICON.

The following constitute events of default under the loan contracts: a significant monetary policy change in the PRC; a severe financial risk occurs or is likely to occur in borrower’s location; a significant change in borrower’s business market; the borrower has experienced or will encounter major operational difficulties or risks; a significant change in borrower’s corporate structure, such as a merger, acquisition, reorganization, separation, amalgamation or termination, which the bank believes might affect its ability to collect on the loan; the borrower’s refusal to accept the bank’s supervision and inspection of the use of loan funds and borrower’s operational and financial activities; borrower’s change in the use of the loan proceeds without the prior consent of the bank, or misappropriation of loan funds, or engagement in illegal or irregular transactions; the borrower’s providing of false materials or withholding of important financial or operational facts; the borrower’s transfer of assets, retrieval of capital, denial of indebtedness; the borrower’s being considered a “group account” according to the “Commercial Bank Group Guidelines for Customer Credit Risk Management Business,” or other relevant laws and regulations through related party transactions; the borrower’s violation of the contractual commitments stipulated in the contract; a guarantor is in critical shortage of working capital or encounters a major operational difficulty, which negatively affects the guarantor’s ability to guaranty the loan; any pledged object is damaged or lost, which jeopardizes the security and rights of the bank; the emergence of any other circumstance that the bank determines may affect the bank’s ability to collect on the loan or harm the bank’s rights and benefits; the borrower’s failure to perform any obligations in a specific business contract.

Upon the occurrence of an event of default, the bank may: adjust the maximum amount of the line of credit, any specific line of credit and the effective period for credit extension and/or cancel the comprehensive contract, terminate the unused portion of the credit line.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Comprehensive Credit Line Contract dated June 23, 2015 by and between Bank of China Everbright Bank and Springpower Technology (Shenzhen) Company Limited (translated to English).
10.1(a)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Shenzhen Highpower Technology Co. Ltd. (translated to English).
10.1(b)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Icon Energy System Co., Ltd (translated to English).
10.1(c)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Huizhou Highpower Technology Co., Ltd (translated to English).
10.1(d)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Pan Dangyu (translated to English).
10.2	Comprehensive Credit Line Contract dated June 23, 2015 by and between Bank of China Everbright Bank and Shenzhen Highpower Technology Company Limited (translated to English).
10.2(a)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Springpower Technology (Shenzhen) Co. Ltd. (translated to English).
10.2(b)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Icon Energy System Co., Ltd (translated to English).
10.2(c)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Huizhou Highpower Technology Co., Ltd (translated to English).
10.2(d)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Pan Dangyu (translated to English).
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Highpower International, Inc.

Dated: August 14, 2015		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

