Form 10-Q
period 2015-09-30
Highpower International, Inc.
filed 2015-11-16
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

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

The registrant had 15,101,679 shares of common stock, par value $0.0001 per share, outstanding as of November 16, 2015.

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED September 30, 2015

1

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	7,910,185	14,611,892
Restricted cash	12,424,799	15,396,827
Accounts receivable, net	36,175,692	32,316,607
Notes receivable	1,902,394	621,110
Prepayments	4,243,902	3,283,520
Other receivables	743,714	665,828
Inventories	21,992,983	22,268,069

Total Current Assets	85,393,669	89,163,853

Property, plant and equipment, net	50,187,438	50,437,718
Land use right, net	4,081,797	4,305,317
Intangible asset, net	562,500	600,000
Deferred tax assets	1,877,181	1,647,184

TOTAL ASSETS	142,102,585	146,154,072

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	36,921,440	44,562,647
Deferred income	1,080,230	1,887,409
Short-term loan	15,167,241	15,195,040
Notes payable	34,429,238	29,903,248
Other payables and accrued liabilities	6,655,287	5,896,547
Income taxes payable	1,601,146	1,968,656
Current portion of long-term loan	1,889,615	1,959,248

Total Current Liabilities	97,744,197	101,372,795

Warrant Liability	125,989	1,067,674
Long-term loan	472,404	1,959,247

TOTAL LIABILITIES	98,342,590	104,399,716

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,101,679 shares issued and outstanding at September 30, 2015 and 15,084,746 shares issued and outstanding at December 31, 2014)	1,510	1,508
Additional paid-in capital	11,110,723	10,530,430
Statutory and other reserves	3,611,501	3,611,501
Retained earnings	24,362,131	20,675,021
Accumulated other comprehensive income	3,645,117	5,628,657

Total equity for the Company’s stockholders	42,730,982	40,447,117

Non-controlling interest	1,029,013	1,307,239

TOTAL EQUITY	43,759,995	41,754,356

TOTAL LIABILITIES AND EQUITY	142,102,585	146,154,072

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars except Number of Shares)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	37,556,826	44,474,560	108,330,275	111,769,510
Cost of sales	(30,340,151)	(35,069,440)	(86,994,126)	(88,703,954)
Gross profit	7,216,675	9,405,120	21,336,149	23,065,556

Research and development expenses	(1,963,690)	(2,056,045)	(5,635,308)	(5,844,962)
Selling and distribution expenses	(1,712,303)	(1,697,674)	(5,108,589)	(4,822,560)
General and administrative expenses	(3,295,815)	(3,295,262)	(9,744,336)	(10,178,838)
Foreign currency transaction gain (loss)	1,458,363	(15,369)	1,902,220	334,326
Gain (loss) on derivative instruments	-	59,785	-	(56,349)
Total operating expenses	(5,513,445)	(7,004,565)	(18,586,013)	(20,568,383)

Income from operations	1,703,230	2,400,555	2,750,136	2,497,173

Gain (loss) on change of fair value of warrant liability	510,553	(1,286,335)	941,685	(1,211,787)
Other income	154,904	590,117	742,051	1,493,491
Interest expenses	(246,563)	(458,534)	(790,681)	(1,528,077)
Income before taxes	2,122,124	1,245,803	3,643,191	1,250,800

Income taxes expenses	(270,622)	(439,659)	(194,206)	(628,872)
Net income	1,851,502	806,144	3,448,985	621,928

Less: net loss attributable to non-controlling interest	(91,843)	(68,023)	(238,126)	(129,588)
Net income attributable to the Company	1,943,345	874,167	3,687,111	751,516

Comprehensive income
Net income	1,851,502	806,144	3,448,985	621,928
Foreign currency translation (loss) income	(2,024,906)	19,368	(2,023,640)	(341,754)
Comprehensive (loss) income	(173,404)	825,512	1,425,345	280,174

Less: comprehensive loss attributable to non-controlling interest	(133,677)	(67,486)	(278,226)	(140,213)
Comprehensive (loss) income attributable to the Company	(39,727)	892,998	1,703,571	420,387

Income per share of common stock attributable to the Company
- Basic	0.13	0.06	0.24	0.05
- Diluted	0.13	0.06	0.24	0.05

Weighted average number of common stock outstanding
- Basic	15,101,679	15,052,158	15,098,479	14,632,491
- Diluted	15,148,887	15,590,142	15,367,542	15,045,776

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Nine months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	3,448,985	621,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,038,596	3,161,384
Allowance for doubtful accounts	1,132	103
Loss on disposal of property, plant and equipment	145,572	346,866
Gain on derivative instruments	-	67,748
Deferred income tax	(294,943)	(830,413)
Share based payment	535,761	1,064,969
(Gain) loss on change of fair value of warrant liability	(941,685)	1,211,787
Changes in operating assets and liabilities:
Accounts receivable	(4,671,730)	(4,404,612)
Notes receivable	(1,339,122)	(1,453,621)
Prepayments	(1,102,578)	448,249
Other receivable	(104,336)	339,411
Inventories	(530,357)	(989,237)
Accounts payable	(6,233,405)	10,701,057
Deferred income	242,683	1,635,985
Other payables and accrued liabilities	981,979	(920,591)
Income taxes payable	(305,698)	777,753
Net cash flows (used in) provided by operating activities	(6,129,146)	11,778,766

Cash flows from investing activities
Acquisitions of plant and equipment	(7,250,757)	(5,864,112)
Net cash flows used in investing activities	(7,250,757)	(5,864,112)

Cash flows from financing activities
Proceeds from short-term bank loans	11,325,212	15,821,648
Repayment of short-term bank loans	(10,916,379)	(35,934,559)
Repayment of long-term bank loans	(1,456,099)	(1,463,605)
Proceeds from notes payable	49,315,315	34,246,949
Repayment of notes payable	(43,573,196)	(32,308,636)
Proceeds from exercise of employee options	44,534	-
Proceeds from issuance of capital stock, net	-	4,633,164
Change in restricted cash	2,491,383	12,900,973
Net cash flows provided by (used in) financing activities	7,230,770	(2,104,066)
Effect of foreign currency translation on cash and cash equivalents	(552,574)	18,757
Net (decrease) increase in cash and cash equivalents	(6,701,707)	3,829,345
Cash and cash equivalents - beginning of period	14,611,892	7,973,459
Cash and cash equivalents - end of period	7,910,185	11,802,804

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	794,846	681,533
Interest expenses	822,257	1,489,796
Non-cash transactions
Accounts payable for construction in progress	-	648,385
Reduction of property, plant and equipment cost by realizing deferred income	976,301	669,995

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

HZ Highpower was dissolved in September 2015.

The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd ("HKHTC")	Hong Kong July 4, 2003	100%	Investment holding and marketing of batteries
Shenzhen Highpower Technology Co., Ltd ("SZ Highpower")	PRC October 8, 2002	100%	Manufacturing & marketing of batteries
Highpower Energy Technology (Huizhou) Co., Ltd ("HZ Highpower")	PRC January 29, 2008	100%	Dissolved
Springpower Technology (Shenzhen) Co., Ltd ("SZ Springpower")	PRC June 4, 2008	100%	Research & manufacturing of batteries
Ganzhou Highpower Technology Co., Ltd ("GZ Highpower")	PRC September 21, 2010	70%	Processing, marketing and research of battery materials
Icon Energy System Co., Ltd. ("ICON")	PRC February 23, 2011	100%	Research and production of advanced battery packs and systems
Huizhou Highpower Technology Co., Ltd ("HZ HTC")	PRC March 8, 2012	100%	Manufacturing & marketing of batteries

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2015, its consolidated results of operations and cash flows for the nine months ended September 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

No customer accounted for 10% or more of total sales during the nine months ended September 30, 2015 and 2014.

No supplier accounted for 10% or more of total purchase amount during the nine months ended September 30, 2015 and 2014.

As of September 30, 2015, there was one major customer accounted for 10% of the accounts receivable. And none of the Company’s customers accounted for 10% or more of the accounts receivable as of December 31, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Property, plant and equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Intangible assets

Intangible assets represent a royalty-bearing, non-exclusive license to use certain patents owned by an unrelated party ("License Provider") to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (“Consumer Batteries”) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by License Provider to manufacture, sell and distribute Consumer Batteries. The value of the licenses was established based on historic acquisition costs.

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

Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the consolidated balance sheet as deferred income and deducted in calculating the carrying amount of the related asset. As of September 30, 2015 and December 31, 2014, the Company recorded deferred income of $1,080,230 and $1,887,409, respectively, for the government grants to purchase non-current assets.

Government grants as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related benefit are recognized as other income in the period in which they become receivable. In the nine months ended September 30, 2015 and 2014, approximately $246,442 and $292,197 of government grants were recognized as other income, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Shipping and handling

Shipping and handling expenses are recorded as selling expenses when occurred. Shipping and handling expenses relating to sales were $767,108 and $663,069, respectively, for the nine months ended September 30, 2015 and 2014.

Research and development

Research and development expenses include expenses directly attributable to the conduct of research and development programs, including the expenses of salaries, employee benefits, materials, supplies, and maintenance of research equipment. All expenditures associated with research and development are expensed as incurred.

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No significant advertising expense was recorded for the nine months ended September 30, 2015 and 2014.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of September 30, 2015 and December 31, 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Recently issued accounting pronouncements

As of November 16, 2015, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2015-01 Income Statement-Extraordinary and Unusual Items through ASU No. 2015-16 Business Combinations, which are not expected to have a material impact on the consolidated financial statements upon adoption.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

3.	Restricted cash

As of September 30, 2015 and December 31, 2014, restricted cash consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Securities for bank acceptance bill	11,381,024	10,689,297
Time deposits	1,043,775	4,707,530
	12,424,799	15,396,827

4.	Accounts receivable, net

As of September 30, 2015 and December 31, 2014, accounts receivable consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Accounts receivable	38,652,032	34,816,914
Less: allowance for doubtful debts	2,476,340	2,500,307
	36,175,692	32,316,607

The Company recorded bad debt expense of $1,132 and $103, respectively, during the nine months ended September 30, 2015 and 2014. The Company recorded bad debt expense of $236 during the three months ended September 30, 2015, and the Company reversed bad debt expenses of $163 during the three months ended September 30, 2014. The Company wrote off accounts receivable of $nil and $2,948, respectively, in the nine months ended September 30, 2015 and 2014. The Company wrote off accounts receivable of $nil for both three months ended September 30, 2015 and 2014.

5.	Prepayments

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Purchase deposits paid	2,138,835	1,793,599
Value-added tax prepayment	401,239	384,008
Rental deposit	424,533	266,556
Deferred insurance fee	117,019	97,005
Advances to staff for operations	244,635	122,452
Other deposits and prepayments	917,641	619,900
	4,243,902	3,283,520

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

6.	Other receivables

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Compensation receivable for land occupation	498,065	516,418
Others	245,649	149,410
	743,714	665,828

7.	Inventories

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Raw materials	4,599,155	4,341,675
Work in progress	5,071,096	3,949,778
Finished goods	11,940,131	13,685,166
Packing materials	21,490	20,137
Consumables	361,111	271,313
	21,992,983	22,268,069

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes. The Company wrote down inventory of $333,672 and $586,748, in the nine months ended September 30, 2015 and 2014. The Company wrote off inventory of $57,876 and wrote down inventory of $381,876 for three months ended September 30, 2015 and 2014, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

8.	Property, plant and equipment, net

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Cost
Construction in progress	1,437,882	715,821
Furniture, fixtures and office equipment	3,942,837	3,754,990
Leasehold improvement	4,130,174	3,763,290
Machinery and equipment	30,063,513	28,180,306
Motor vehicles	1,653,427	1,479,921
Building	24,463,867	25,414,914
	65,691,700	63,309,242
Less: accumulated depreciation	15,504,262	12,871,524
	50,187,438	50,437,718

The Company recorded depreciation expenses of $3,928,655 and $3,051,069 for the nine months ended September 30, 2015 and 2014, respectively, and $1,466,647 and $1,071,176 for the three months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, the Company deducted deferred income related to government grants of $976,301 in calculating the carrying amount of property, plant and equipment. During the year ended December 31, 2014, the Company deducted deferred income related to government grants of $672,675 in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of September 30, 2015 and December 31, 2014. The carrying amount of the building was $10,011,522 and $10,573,369 as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, the buildings comprising the Ganzhou facilities were pledged as collateral for line of credit, which were used for short-term loans and bank guarantee promissory notes. The carrying amount of the building was $2,751,710 as of September 30, 2015.

9.	Land use rights, net

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Cost
Land located in Huizhou	3,381,319	3,505,921
Land located in Ganzhou	1,319,119	1,367,729
	4,700,438	4,873,650
Accumulated amortization	(618,641)	(568,333)
Net	4,081,797	4,305,317

As of September 30, 2015, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

$
Remaining 2015	23,502
2016	94,009
2017	94,009
2018	94,009
2019	94,009
2020 and thereafter	3,682,259
4,081,797

The Company recorded amortization expenses of $72,441 and $72,815 for the nine months ended September 30, 2015 and 2014, respectively, and $23,753 and $24,222 for the three months ended September 30, 2015 and 2014, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of September 30, 2015 and December 31, 2014.

As of September 30, 2015, the land use right for land located in Ganzhou City was pledged as collateral for line of credit, which was used for short-term loans and bank guarantee promissory notes.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

10.	Intangible asset

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(437,500)	(400,000)
Net	562,500	600,000

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement with License Provider over a period of 20 years on the straight line basis over the estimated useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan.

As of September 30, 2015 and December 31, 2014, the Company had an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in research and development expenses were $37,500 for the nine months ended September 30, 2015 and 2014, and $12,500 for the three months ended September 30, 2015 and 2014.

11.	Other payables and accrued liabilities

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Accrued expenses	4,228,893	3,649,806
Royalty payable	473,990	580,032
VAT payable	432,260	405,859
Sales deposits received	1,076,126	911,947
Other payables	444,018	348,903
	6,655,287	5,896,547

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

12.	Taxation

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

12.	Taxation (continued)

The components of the provision for income taxes expenses are:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	335,515	720,932	489,149	1,459,285
Deferred	(64,893)	(281,273)	(294,943)	(830,413)
Total	270,622	439,659	194,206	628,872

The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income tax expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	2,122,124	1,245,803	3,643,191	1,250,800

Provision for income taxes at applicable income tax rate	518,320	154,019	831,261	73,150
Effect of preferential tax rate	(220,375)	(332,606)	(189,125)	(546,529)
R&D expenses eligible for super deduction	4,494	74	(551,113)	(71,531)
Non-deductible expenses	14,206	43,591	41,107	124,082
Change in valuation allowance	(46,023)	574,581	62,076	1,049,700
Effective enterprise income tax	270,622	439,659	194,206	628,872

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Tax loss carry-forward	3,970,745	3,798,290
Allowance for doubtful receivables	107,835	111,637
Allowance for inventory obsolescence	221,702	138,458
Difference for sales cut-off	48,387	20,572
Deferred income	162,034	283,111
Property, plant and equipment subsidized by government grant	241,936	100,901
Total gross deferred tax assets	4,752,639	4,452,969
Valuation allowance	(2,875,458)	(2,805,785)
Total net deferred tax assets	1,877,181	1,647,184

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks and $377,923 notes receivable of Springpower, $1,015,682 note receivable of HZ HTC, and $157,468 note receivable of GZ Highpower. Outstanding notes payable were $34,429,238 and $29,903,248 as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, the Company issued $nil trade acceptances to suppliers. These trade acceptances are non-interest bearing and mature within six months. No security deposit is needed. The trade acceptance as of December 31, 2014 was $522,466.

14.	Short-term loans

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Short- term bank loans guaranteed and repayable within one year	15,167,241	15,195,040

As of September 30, 2015, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $4,081,797, and the building with a carrying amount of $12,763,232.

The loans as of September 30, 2015 were primarily obtained from 8 banks with interest rates ranging from 5.75% to 6.624% per annum. The interest expenses were $620,070 and $1,240,334 for the nine months ended September 30, 2015 and 2014, respectively, and $200,914 and $370,775 for the three months ended September 30, 2015 and 2014, respectively.

15.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Ping An Bank Co., Ltd	10/20/2014	10/19/2015(i)	11,022,754	3,329,344
Shenzhen Baoan Guiyin County Bank	11/19/2014	11/18/2015	4,566,570	4,566,570
Industrial Bank Co., Ltd	7/15/2015	7/15/2016	9,448,075	6,713,634
China Everbright Bank Co., Ltd	6/23/2015	6/22/2016	7,873,396	2,515,922
Bank of China	7/1/2015	6/30/2016	11,472,662	2,010,110
Bank of China	7/13/2015	9/13/2016	14,093,378	6,109,755
China Minsheng Banking Corp.,Ltd	7/16/2015	7/16/2016	4,499,083	1,962,330
Total			62,975,918	27,207,665

(i) The lines of credit from the bank is terminated at the maturity date.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

15.	Lines of credit (continued)

	December 31, 2014
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	3/10/2014	3/10/2015 (ii)	12,653,474	424,823
Bank of China	7/23/2014	7/23/2015 (ii)	3,965,144	67,516
Ping An Bank Co., Ltd	10/20/2014	10/19/2015	11,428,945	295,818
China Minsheng Banking Corp., LTD	5/22/2014	5/22/2015 (ii)	3,265,413	-
Shenzhen Baoan Guiyin County Bank	11/19/2014	11/18/2015	4,734,848	1,750,151
Industrial and Commercial Bank of China	7/26/2012	7/25/2015 (i)	6,530,826	3,918,496
China Citic Bank	6/25/2014	6/25/2015 (i)	8,046,910	6,788,093
Industrial Bank Co., Ltd	10/23/2014	10/23/2015 (iii)	6,530,825	4,430,636
Jiang Su Bank Co., Ltd	10/28/2014	9/11/2015 (i)	4,898,119	4,898,119
Total			62,054,504	22,573,652

(i) The lines of credit from these banks are terminated at maturity dates.

(ii) The lines of credit from these banks are rolled over after maturity dates.

(iii) The lines of credit from Industrial Bank Co., Ltd rolled over before maturity date.

The lines of credits from Bank of China, Ping An Bank, China Minsheng Banking Corp., Ltd, Industrial Bank Co. Ltd, Shenzhen Baoan Guiyin County Bank and China Everbright Bank Co., Ltd are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of September 30, 2015 and December 31, 2014, the Company was in compliance with all material covenants in its loan agreements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

16.	Long-term loans

	September 30, 2015	December 31, 2014
	(Unaudited)
	$	$
Long term loans from Bank of China	2,362,019	3,918,495
Less: current portion of long-term borrowings	1,889,615	1,959,248
Long- term bank loans, net of current portion	472,404	1,959,247

On January 13, 2012, the Company borrowed $8,198,065 (RMB50 million) from the Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is a five-year long-term loan, with an annual interest rate of 5.5%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of September 30, 2015. Interest expenses are to be paid quarterly.

The interest expenses were $170,611 and $287,743 for the nine months ended September 30, 2015 and 2014, respectively, and $45,649 and $87,759 for the three months ended September 30, 2015 and 2014, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on each of September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
Remaining 2015	472,404
2016	1,889,615
2,362,019

17.	Share-based Compensation

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of September 30, 2015, approximately 569,762 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

17.	Share-based Compensation (continued)

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2014	1,105,000	2.87	8.51

Granted	-	-	-
Exercised	(200,000)	2.41	-
Forfeited	(44,714)	2.63	-
Canceled	(100,000)	3.55	-
Outstanding, December 31, 2014	760,286	2.92	7.78
Exercisable, December 31, 2014	413,620	3.16	6.98

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	760,286	2.92	7.78

Granted	75,000	4.43	-
Exercised	(16,933)	2.63	-
Forfeited	(18,048)	2.63	-
Canceled	-	-	-
Outstanding, September 30, 2015	800,305	3.07	7.23
Exercisable, September 30, 2015	451,658	3.32	6.57

The aggregate intrinsic value of options vested and expected to vest as of September 30, 2015 and December 31, 2014 was approximately $7,000 and $1.4 million, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the nine months ended September 30, 2015, the Company granted options to purchase 75,000 shares to two employees. Nine employees exercised their option to purchase 16,933 shares of the Company’s common stock. During the nine months ended September 30, 2015, three employees had resigned and their options to purchase a total of 18,048 shares of the Company’s common stock were forfeited. These employees had resigned with 3,670 shares vested, which if not exercised with 90 days after termination they will be cancelled. These vested shares were exercised in the period.

During the three months ended September 30, 2015, there were no option grants or option exercises. One employee resigned and their options to purchase a total of 9,484 shares of the Company’s common stock were forfeited.

During the nine months ended September 30, 2014, the Company did not grant any new options to employees. One employee exercised his options to purchase 160,000 shares of the Company’s common stock. As a result, the Company issued 74,052 shares of common stock to this employee by net share settlement. Two employees resigned and their options to purchase a total of 29,204 shares of the Company’s common stock were forfeited.

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

17.	Share-based Compensation (continued)

Restricted Stock Awards Granted to Employees

During the year ended December 31, 2013, the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under the 2008 Plan. The RSAs granted in 2013 had the following vesting periods; 30% immediately upon grant, 30% vest on first anniversary of the grant date, and 40% vest on the second anniversary of grant date. The RSAs are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee. There were no RSAs granted to employees during the nine months ended September 30, 2015 and 2014.

The following table summarizes the restricted stock awards activities for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	98,400	2.81	0.77

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2015	98,400	2.81	0.02
Expected to vest, September 30, 2015	87,441	2.81	0.02

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

Also, in connection with this consulting agreement, on January 17, 2014 the Company issued five year warrants to purchase 200,000 shares of the Company’s common stock. The shares were fully vested upon issuance and the aggregate fair value of the warrants was approximately $390,000, which was calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

Expected volatility	83.6%
Risk-free interest rate	1.64%
Expected term from grant date (in years)	5.0
Dividend rate	-
Fair value	$1.95

Expected Term

The expected term of the warrants issued during the nine months ended September 30, 2014, represents the remaining contractual term of the warrants.

Expected Volatility

The expected volatility used for the nine-month period ended September 30, 2014 is based upon the Company’s own trading history.

Risk-Free Interest Rate

The risk-free interest rate assumption is based on U.S. Treasury instruments with a term consistent with the remaining contractual term of the warrants issued during the first three quarters of 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

17.	Share-based Compensation (continued)

Total Share-based Compensation Expenses

As of September 30, 2015, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $0.4 million, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.26 years.

In connection with the grant of stock options, restricted stock awards and warrants to employees and nonemployees, the Company recorded stock-based compensation charges of $535,761 and $nil, respectively, for the nine-month period ended September 30, 2015, and $543,369 and $521,599, respectively, for the nine-month period ended September 30, 2014. The Company recorded stock-based compensation charges of $123,457 and $nil, respectively, for the three-month period ended September 30, 2015 and stock-based compensation charges of $148,725 and $ nil, respectively, for the three-month period ended September 30, 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended September 30, 2015 and 2014, and the nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	1,943,345	874,167	3,687,111	751,516

Denominator:
Weighted-average shares outstanding
- Basic	15,101,679	15,052,158	15,098,479	14,632,491
- Diluted	15,148,887	15,590,142	15,367,542	15,045,776

Income per common share
- Basic	0.13	0.06	0.24	0.05
- Diluted	0.13	0.06	0.24	0.05

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

1,632,239 options and warrants outstanding with a total dilutive effect of 269,063 shares were included in the computation of diluted EPS for the nine months ended September 30, 2015. 1,655,797 options and warrants outstanding with a total dilutive effect of 413,286 shares were included in the computation of diluted EPS for the nine months ended September 30, 2014.

1,632,239 options and warrants outstanding with a total dilutive effect of 47,208 shares were included in the computation of diluted EPS for the three months ended September 30, 2015. There were 915,796 shares of stock options and 200,000 shares of warrants with a total dilutive effect of 525,716 shares, which included in the computation of diluted EPS for the three months ended September 30, 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The fair value of the investor warrant liability will be re-measured at each period and recorded as a gain or loss on fair value of warrant liability. As of September 30, 2015 and December 31, 2014, the fair value of warrant liability was $125,989 and $1,067,674, respectively. The Company recognized a gain of $941,685 and a loss of $1,211,787 on the change of fair value of warrant liability for the nine months ended September 30, 2015 and 2014. The Company recognized a gain of $510,553 and a loss of $1,286,335 on the change of fair value of warrant liability for the three months ended September 30, 2015 and 2014, respectively.

The fair values of the warrants as of September 30, 2015 and December 31, 2014 were calculated using the Black-Scholes pricing model with the following assumptions:

	September 30, 2015	December 31, 2014
Expected volatility	84.11%	86.4%
Risk-free interest rate	0.55%	0.79%
Expected term (in years)	1.79	2.29
Dividend rate	-	-
Fair value	$0.99	$2.14

In conjunction with the securities offering transaction, the Company issued three year warrants to investment bankers to purchase 40,000 shares of the Company’s common stock at $6.33 per share. The aggregate fair value of the warrants was $94,982, which was recognized as a share-based compensation and resulted in an increase of additional paid-in capital. As such compensation was offering cost, it resulted in a reduction in additional paid-in capital. Hence, such transaction has no net impact on the Company’s financial position as of September 30, 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The total amounts for such employee benefits, which were expensed as incurred, were $1,350,972 and $1,128,544 for the nine months ended September 30, 2015 and 2014, respectively, and $524,083 and $424,841 for the three months ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, non-controlling interest related to GZ Highpower in the consolidated balance sheet was $1,029,013 and $1,307,239, respectively.

Non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $238,126 and $129,588 for the nine months ended September 30, 2015 and 2014, respectively, and $91,843 and $68,023 for the three months ended September 30, 2015 and 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2015 to 2026, with options to renew the leases. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of September 30, 2015 are as follows:

$
Remaining 2015	408,957
2016	1,717,659
2017	670,097
2018	346,690
2019	346,690
2020	346,690
2021 and after	1,849,013
5,685,796

Rent expenses for the nine months ended September 30, 2015 and 2014 were $1,231,165 and $1,183,430, respectively, and $411,717 and $391,109 for the three months ended September 30, 2015 and 2014.

Capital commitments

The Company has no capital commitments as of September 30, 2015 and December 31, 2014, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Ni-MH Batteries	20,123,880	22,468,264	50,658,776	57,109,202
Lithium Batteries	16,964,109	21,069,435	55,851,039	51,971,642
New Materials	468,837	936,861	1,820,460	2,688,666
Total	37,556,826	44,474,560	108,330,275	111,769,510

Cost of Sales
Ni-MH Batteries	16,889,621	17,843,761	40,455,557	45,357,950
Lithium Batteries	12,888,378	16,355,265	44,528,861	40,935,690
New Materials	562,152	870,414	2,009,708	2,410,314
Total	30,340,151	35,069,440	86,994,126	88,703,954

Gross Profit
Ni-MH Batteries	3,234,259	4,624,503	10,203,219	11,751,252
Lithium Batteries	4,075,731	4,714,170	11,322,178	11,035,952
New Materials	(93,315)	66,447	(189,248)	278,352
Total	7,216,675	9,405,120	21,336,149	23,065,556

	September 30,2015	December 31,2014
	(Unaudited)
	$	$
Total Assets
Ni-MH Batteries	46,515,993	50,275,286
Lithium Batteries	84,115,350	86,339,973
New Materials	11,471,242	9,538,813
Total	142,102,585	146,154,072

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

23.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China Mainland	14,926,318	14,000,267	48,241,708	48,426,925
Asia, others	13,014,689	17,678,124	35,094,329	31,942,250
Europe	8,430,503	10,465,002	19,996,003	23,908,064
North America	934,880	2,128,707	4,275,438	6,725,849
South America	143,795	116,227	445,368	317,928
Africa	53,099	43,872	156,906	281,016
Others	53,542	42,361	120,523	167,478
	37,556,826	44,474,560	108,330,275	111,769,510

	September 30, 2015	December 31, 2014
	(Unaudited)
	$	$
Accounts receivable
China Mainland	17,914,478	17,282,481
Asia, others	9,242,073	8,662,503
Europe	8,305,131	5,747,058
North America	548,579	296,572
South America	91,326	211,391
Africa	74,105	81,962
Others	-	34,640
	36,175,692	32,316,607

24.	Subsequent event

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary, Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), Icon Energy System Company Limited (“ICON”) and Highpower Energy Technology (Huizhou) Company limited (“HZ Highpower”), which has been dissolved in September, 2015; SZ Highpower’s wholly-owned subsidiary, Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 70%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”); and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”).

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

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. As of September 30, 2015, the paid-in capital of GZ Highpower was RMB40,000,000 ($6,530,825). SZ Highpower holds 70% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 30%. SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and nine months ended September 30, 2015 and 2014, both in dollars and as a percentage of net sales.

Consolidated Statements of Operations

(in thousands except share and per share information)

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Net Sales	37,557	100.0%	44,474	100.0%	108,330	100.0%	111,770	100.0%

Cost of Sales	(30,340)	(80.8)%	(35,069)	(78.9)%	(86,994)	(80.3)%	(88,704)	(79.4)%

Gross profit	7,217	19.2%	9,405	21.1%	21,336	19.7%	23,066	20.6%

Research and development expenses	(1,963)	(5.2)%	(2,056)	(4.6)%	(5,635)	(5.2)%	(5,845)	(5.2)%

Selling and distribution expenses	(1,713)	(4.6)%	(1,698)	(3.8)%	(5,109)	(4.7)%	(4,823)	(4.3)%

General and administrative expenses	(3,296)	(8.8)%	(3,295)	(7.4)%	(9,744)	(9.0)%	(10,179)	(9.1)%

Foreign currency transaction gain (loss)	1,458	3.9%	(15)	(0.03)%	1,902	1.8%	334	0.3%

Gain (loss) on derivative instruments	-	-	60	0.1%	-	-	(56)	(0.1)%

Income from operations	1,703	4.5%	2,401	5.4%	2,750	2.5%	2,497	2.2%

Gain (loss) on change of fair value of warrant liability	511	1.4%	(1,286)	(2.9)%	942	0.9%	(1,212)	(1.1)%

Other income	155	0.4%	590	1.3%	742	0.7%	1,494	1.3%

Interest expenses	(247)	(0.7)%	(459)	(1.0)%	(791)	(0.7)%	(1,528)	(1.4)%

Income before taxes	2,122	5.7%	1,246	2.8%	3,643	3.4%	1,251	1.1%

Income tax expenses	(271)	(0.7)%	(440)	(1.0)%	(194)	(0.2)%	(629)	(0.6)%

Net income	1,851	4.9%	806	1.8%	3,449	3.2%	622	0.6%

Less: net loss attributable to non-controlling interest	(92)	(0.2)%	(68)	(0.2)%	(238)	(0.2)%	(130)	(0.1)%
Net income attributable to the company	1,943	5.2%	874	2.0%	3,687	3.4%	752	0.7%

Income per share of common stock attributable to the Company
- Basic	0.13		0.06		0.24		0.05
- diluted	0.13		0.06		0.24		0.05

Weighted average number of common shares outstanding
- Basic	15,101,679		15,052,158		15,098,479		14,632,491
- diluted	15,148,887		15,590,142		15,367,542		15,045,776

Three months ended September 30, 2015 and 2014

Net sales

We generate revenues from the sale of our Ni-MH batteries, Lithium batteries and new materials for three months ended September 30, 2015. Revenues by segment were as follows:

	Three months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Net sales
Ni-MH Batteries	20,123,880	22,468,264
Lithium Batteries	16,964,109	21,069,435
New Materials	468,837	936,861
Total	37,556,826	44,474,560

Net sales for the three months ended September 30, 2015 were $37.6 million compared to $44.5 million for the three months ended September 30, 2014, a decrease of $6.9 million, or 15.6%.The decrease was due to a $4.1 million decrease in net sales of our lithium batteries (resulting from a 10.4 % decrease in the volume, measured in ampere hour, of batteries sold and a 10.1% decrease in the average selling price of such batteries), a $2.3 million decrease in net sales of our Ni-MH batteries (resulting from a 6.1% decrease in the number of Ni-MH battery units sold and a 4.6% decrease in the average selling price of such batteries) and a $50.0% decrease in revenue from our new material business.

Cost of sales

Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Three months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Cost of Sales
Ni-MH Batteries	16,889,621	17,843,761
Lithium Batteries	12,888,378	16,355,265
New Materials	562,152	870,414
Total	30,340,151	35,069,440

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $30.3 million for the three months ended September 30, 2015, as compared to $35.1 million for the comparable period in 2014. As a percentage of net sales, cost of sales increased to 80.8% for the three months ended September 30, 2015 compared to 78.9% for the comparable period in 2014.

Gross profit

Gross profit for the three months ended September 30, 2015 was $7.2 million, or 19.2% of net sales, compared to $9.4 million, or 21.1% of net sales for the comparable period in 2014. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. Gross profit of Ni-MH Batteries for the three months ended September 30, 2015 was 16.1% of net sales, compared to 20.6% of net sales for the comparable period in 2014, which was attribute to the decrease in average selling price. Gross profit of Lithium Batteries for the three months ended September 30, 2015 was 24%, which remains stable compared to the comparable period in 2014. The decrease of New Material gross profit margin was affected by the market price.

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

Research and development

Research and development expenses were $2.0 million, or 5.2% of net sales, for the three months ended September 30, 2015, as compared to $2.1 million, or 4.6% of net sales for the comparable period in 2014.

Selling and distribution expenses

Selling and distribution expenses were $1.7 million, or 4.6% of net sales, for the three months ended September 30, 2015 compared to $1.7 million, or 3.8% of net sales, for the comparable period in 2014, an increase of 0.9%. Although selling and distribution expenses are consistent for both periods, its percentage of net sales increased due to a decrease in net sales.

General and administrative expenses

General and administrative expenses were $3.3 million, or 8.8% of net sales, for the three months ended September 30, 2015, compared to $3.3 million, or 7.4% of net sales, for the comparable period in 2014.

Foreign currency transaction gain (loss)

We experienced a gain of $1.5 million for the three months ended September 30, 2015 and a loss of $15,369 for the three months ended September 30, 2014 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

Loss/Gain on derivative instruments

We experienced no loss on derivative instruments for the three months ended September 30, 2015, as compared to a gain of $59,785 for the comparable period in 2014, which included a loss of $3,414 on settled currency forwards and a gain of $63,199 on unsettled currency forwards.

Interest expenses

Interest expenses were $246,563 for the three months ended September 30, 2015, as compared to $458,534 for the comparable period in 2014. The decrease in interest expense was due to a decrease in long-term borrowing of $2,028,725 comparing the balance as of September 30, 2015 with the comparable period in 2014.

Other income

Other income, which consists of bank interest income, government grants and sundry income, was approximately $154,904 for the three months ended September 30, 2015, as compared to approximately $590,117 for the comparable period in 2014, a decrease of $435,213.

Gain (loss) on fair value change of warrant liabilities

Gain on fair value change of warrant liabilities was $510,553 for the three months ended September 30, 2015, as compared to a loss of $1,286,335, for the comparable period in 2014. It represented the fair value change of 500,000 shares of warrants issued on April 17, 2014.

Income tax expense

During the three months ended September 30, 2015, we recorded provision for income tax expense of $270,622 as compared to income tax expense of $439,659 for the comparable period in 2014. The decrease of income tax expense was due to a decrease of income before tax from the subsidiaries within PRC.

Net income

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2015 was $1.9 million, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $874,167 for the comparable period in 2014.

Nine Months Ended September 30, 2015 and 2014

Net sales

We generate revenues from the sale of our Ni-MH batteries, Lithium batteries and new materials. Revenues by segment were as follows:

	Nine months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Net sales
Ni-MH Batteries	50,658,776	57,109,202
Lithium Batteries	55,851,039	51,971,642
New Materials	1,820,460	2,688,666
Total	108,330,275	111,769,510

Net sales for the nine months ended September 30, 2015 were $108.3 million compared to $111.8 million for the nine months ended September 30, 2014, a decrease of $3.4 million, or 3.1%. The decrease was due to a $6.5 million decrease in net sales of our Ni-MH batteries (resulting from a 6.1% decrease in the number of Ni-MH battery units sold and a 5.6% decrease in the average selling price of such batteries) and a $868,206 decrease in revenue from our new material business, which was offset by a $3.9 million increase in net sales of our lithium batteries (resulting from a 11.8% increase in the volume, measured in ampere hour, of batteries sold which was partly offset a 3.9% decrease in the average selling price of such batteries). The increase in the number of lithium batteries units sold in the nine months ended September 30, 2015 was primarily attributable growth in global demand for mobile and portable products, and electrical vehicles.

Cost of sales

Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Nine months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
	$	$
Cost of Sales
Ni-MH Batteries	40,455,557	45,357,950
Lithium Batteries	44,528,861	40,935,690
New Materials	2,009,708	2,410,314
Total	86,994,126	88,703,954

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $87.0 million for the nine months ended September 30, 2015, as compared to $88.7 million for the comparable period in 2014. As a percentage of net sales, cost of sales increased to 80.3% for the nine months ended September 30, 2015 compared to 79.4% for the comparable period in 2014.

Gross profit

Gross profit for the nine months ended September 30, 2015 was $21.3 million, or 19.7% of net sales, compared to $23.1 million, or 20.6% of net sales for the comparable period in 2014. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. The gross profit of Ni-MH Batteries and Lithium Batteries for the nine months ended September 30, 2015 decreased slightly, which was attributable to decrease in the average selling price of such batteries. The decrease of gross profit of New material was affected by the market price.

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

Research and development

Research and development expenses were approximately $5.6 million, or 5.2% of net sales, for the nine months ended September 30, 2015 as compared to approximately $5.8 million, or 5.2% of net sales, for the comparable period in 2014.

Selling and distribution expenses

Selling and distribution expenses were $5.1 million, or 4.7% of net sales, for the nine months ended September 30, 2015 compared to $4.8 million, or 4.3% of net sales, for the comparable period in 2014, an increase of 5.9%. Selling and distribution expenses increased due to the expansion of our sales force and marketing activities, participation in industry trade shows, and international travel to promote and sell our products globally.

General and administrative expenses

General and administrative expenses were $9.7 million, or 9.0%of net sales, for the nine months ended September 30, 2015, compared to $10.2 million, or 9.1% of net sales, for the comparable period in 2014. The primary reason for the decrease was due to non-cash share-based compensation expense of $535,761, down from $1.1 million in the first three quarters of 2014.

Foreign currency transaction gain

We experienced a gain of $1.9 million for the nine months ended September 30, 2015 and a gain of $334,326 for the nine months ended September 30, 2014 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

Loss (gain) on derivative instruments

We experienced no loss on derivative instruments for the nine months ended September 30, 2015, as compared to a loss of $56,349 for the comparable period in 2014, which included a gain of $11,400 on settled currency forwards and a loss of $67,749 on unsettled currency forwards.

Interest expenses

Interest expenses were $790,681 for the nine months ended September 30, 2015, as compared to $1.5 million for the comparable period in 2014. The decrease in interest expense was due to a decrease in long-term borrowing of $2,028,725 comparing the balance as of September 30, 2015 with the comparable period in 2014.

Other income

Other income, which consists of bank interest income, government grants and sundry income, was approximately $742,051 for the nine months ended September 30, 2015, as compared to approximately $1.5 million for the comparable period in 2014, a decrease of $751,440. The decrease was due to a decrease of $546,146 in bank interest income.

Gain (loss) on fair value change of warrant liabilities

Gain on fair value change of warrant liabilities was $941,685 for the nine months ended September 30, 2015, as compared to a loss of $1.2 million for the nine months ended September 30, 2014. It represented the fair value change of 500,000 shares of warrants issued on April 17, 2014.

Income tax expense

During the nine months ended September 30, 2015, we recorded provision for income tax expenses of $194,206 as compared to income tax expense of $628,872 for the comparable period in 2014. The decrease of income tax expense was due to an increase of R&D cost deduction.

Net income

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2015 was $3.7 million, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $751,516 for the comparable period in 2014.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the nine months ended September 30, 2015, the exchange rate of the RMB to the U.S. Dollar devaluated 3.7% from the level at the end of December 31, 2014. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $7.9 million as of September 30, 2015, as compared to $14.6 million as of December 31, 2014. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrowed amounts under bank facilities and other external sources of financing. As of September 30, 2015, we had in place general banking facilities with seven financial institutions aggregating $63.0 million. The maturity of these facilities is generally within one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of September 30, 2015, we had utilized approximately $35.8 million under such general credit facilities and had available unused credit facilities of $27.2 million.

For the nine months ended September 30, 2015, net cash used in operating activities was approximately $6.1 million, as compared to $11.8 million provided by operating activities for the comparable period in 2014. The net cash decrease of $17.9 million used in operating activities is primarily attributable to, among other items, an increase of $16.9 million in cash outflow from accounts payable, an increase of $1.6 million in outflow from prepayment.

Net cash used in investing activities was $7.3 million for the nine months ended September 30, 2015 compared to $5.9 million for the comparable period in 2014. The net increase of $1.4 million of cash used in investing activities was primarily attributable to an increase in cash outflow from acquisition of plant and equipment for increase Auto-equipment.

Net cash provided by financing activities was $7.2 million during the nine months ended September 30, 2015, as compared to $2.1 million used in financing activities for the comparable period in 2014. The net increase of $9.3 million in net cash provided by financing activities was primarily attributable to an increase of $25.0 million in repayment of short-term bank loans, which was partly offset by a decrease of $11.3 million in repayment of notes payable, a decrease of $4.5 million in proceed s from short-term bank loan.

For the nine months ended September 30, 2015 and 2014, our inventory turnover was 5.2 times and 5.9 times, respectively. The average days outstanding of our accounts receivable at September 30, 2015 was 85 days, as compared to 87 days at September 30, 2014. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $524,083 and $424,841 for the three months ended September 30, 2015 and 2014, respectively, and $1,350,972 and $1,128,544 in the nine months ended September 30, 2015 and 2014, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2015-01 Income Statement-Extraordinary and Unusual Items through ASU No. 2015-16 Business Combinations, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Credit Line Contract between SZ Springpower and Bank of China, Buji Sub-branch

On July 1, 2015, SZ Springpower entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to RMB72,857,143 (US$11,472,662), consisting of up to RMB30,000,000 (US$4,724,037) in loans and up to RMB42,857,143 (US$6,748,625) in bank acceptances. SZ Springpower may withdraw the loan, from time to time as needed, but must make specific drawdown application on and before June 30, 2016. SZ Springpower’s loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The Company’s buildings and a land use right in Ganzhou also serve as collateral for the loan.

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

Credit Line Contract between SZ Highpower and Bank of China, Buji Sub-branch

On July 13, 2015, SZ Highpower entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to RMB89,500,000 (US$14,093,378), consisting of up to RMB40,000,000 (US$6,298,717) in loans, up to RMB12,000,000 (US$1,889,615) in trade financing and up to RMB37,500,000 (US$5,905,047) in bank acceptances. SZ Highpower may withdraw the loan, from time to time as needed, but must make specific drawdown application on and before September 13, 2016. SZ Highpower’s loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s buildings and a land use right in Huizhou also serve as collateral for the loan.

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

Working Capital Loan Contract between SZ Springpower and Bank of China, Buji Sub-branch

On July 14, 2015, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 (US$3,149,358) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw in 30 days from July 14, 2015, after which time the bank may cancel all or part of the facility. The interest rate will float and adjust every 12 months. Upon the first withdraw and during the first floating period, the interest rate will equal the one year benchmark lending rate promulgated by the People’s Bank of China, plus 1.2625%. The loan is guaranteed by SZ Highpower, HZ HTC, our Chief Executive Officer, Dang Yu Pan and. The Company’s buildings and a land use right in Ganzhou also serve as collateral for the loan.

The following constitute events of default by SZ Springpower under the loan agreement: failure to comply with repayment obligations under the agreement or any affiliated credit lines contract; failure to use borrowed funds according to the specified purposes; any statement made by SZ Springpower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of SZ Springpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Springpower’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of SZ Springpower or a guarantor after the bank’s annual review of SZ Springpower’s financial position and performance; failure to provide the relevant documentation acceptable to Bank of China about the inflows and outflows of large-sum and abnormal capital in capital recovery account; or being in violation of other rights and obligations under the affiliated specific credit line contract.

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

Credit Line Contract between SZ Springpower and Industrial Bank Co., Ltd. Longgang, Shenzhen branch

On July 15, 2015, SZ Springpower entered into a comprehensive credit line contract with Industrial Bank Co., Ltd., Longgang Shenzhen Sub-branch, which provides for a revolving line of credit of up to RMB60,000,000 (US$9,448,075). Up to RMB10,000,000 (US$1,574,679) may be used for a working capital, up to RMB60,000,000 (US$9,448,075) may be used for bank acceptance and up to RMB10,000,000 (US$1,574,679) may be used for export loan under mortgage of documents, although the maximum amount that the company may have outstanding under the facility at any given time is RMB60 million. SZ Springpower may withdraw the loan, from time to time as needed, but must make a specific drawdown application on or before July 15, 2016, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by SZ Highpower and our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default under the loan contract: any information provided by or representation or warranty made by SZ Springpower proves to have been untrue, inaccurate, incomplete or misleading; a deterioration or obvious weakening of SZ Springpower’s credit standing or ability to repay the loan; a cross default under certain agreements involving SZ Springpower or a guarantor, or their related parties; SZ Springpower’s violation of any obligations in an affiliated specific credit line contract; SZ Springpower’s failure to timely repay the principal, interest and fees under the contract and any specific contract; SZ Springpower’s suspension of payment, or failure or indication that it is unable to repay, the debt due; SZ Springpower’s termination of its business, liquidation, bankruptcy, dissolution, or revocation or cancellation of it business permit ; SZ Springpower’s involvement in a major business dispute or deteriorated financial situation; or the emergence of any other situation that endanger, damage, or may endanger, damage the bank’s rights and benefits.

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

Credit Line Contract between SZ Highpower and China Minsheng Banking Co., Ltd. Shenzhen Branch

On July 16, 2015, SZ Highpower entered into a comprehensive credit line contract with China Minsheng Banking Co., Ltd. Shenzhen Branch, which provides for a revolving line of credit of up to RMB28,571,429 (US$4,499,083). The amount may be used for bank acceptance and bank guarantee, although the maximum amount that the company may have outstanding under the facility at any given time is RMB28,571,429. SZ Highpower may withdraw from each loan, from time to time as needed, but must make a specific drawdown application on or before July 16, 2016, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by SZ Springpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default by SZ Highpower under the loan agreement: the occurrence of significant business difficulties or adverse changes on the financial conditions of SZ Highpower; an adverse change in the SZ Highpower’s business market; any major adjustment of relevant national policies; SZ Highpower violates any other contract or agreement concluded with others, or any commitment or warranty unilaterally made by SZ Highpower, which constitutes breach of other debts or other debts have been or may be announced acceleration by other creditor; the guarantor’s guarantee capacity becomes obviously insufficient, or the guarantor violates the guarantee contract or any obligation specified in the commitments made by the guarantor; any pledged or mortgaged property is damaged or lost, and SZ Highpower fails to provide a new guarantee as required by the bank; SZ Highpower indicates directly or by its conduct that it will not perform its obligations under the contract or other specified contracts with the bank; SZ Highpower’s providing false information or withholding of important financial facts (including balance sheet, profit and loss statement and other important materials), or refusal to accept the bank’s supervision of the use of the loan and the company’s operational and financial activities; SZ Highpower transfers its assets, withdraws funds, evades debts or has any other behavior which damages the bank’s rights and interest; SZ Highpower’s suffering major change in financial conditions, or involving in litigation, arbitration, administrative punishment or other judicial administrative proceedings, which may have adverse impact the execution of the contract; or any adversely affect SZ Highpower’s ability to perform its obligations under the loan facility.

Upon the occurrence of an event of default under the CCL Agreement, the bank may adjust or cancel a credit line, and demand SZ Highpower to prepay all the borrowings having been withdrawn under the contract.

Working Capital Loan Contract between SZ Highpower and Bank of China, Buji Sub-branch

On August 26, 2015, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 (US$3,149,358) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw in 30 days from August 26, 2015, after which time the bank may cancel all or part of the facility. The interest rate will float and adjust every 12 months. Upon the first withdraw and during the first floating period, the interest rate will equal the one year benchmark lending rate promulgated by the People’s Bank of China, plus 1.2%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s buildings and a land use right in Huizhou also serve as collateral for the loan.

The following constitute events of default by SZ Highpower under the loan agreement: failure to comply with repayment obligations under the agreement or any affiliated credit lines contract; failure to use borrowed funds according to the specified purposes; any statement made by SZ Highpower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of SZ Highpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Highpower’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of SZ Highpower or a guarantor after the bank’s annual review of SZ Highpower’s financial position and performance; failure to provide the relevant documentation acceptable to Bank of China about the inflows and outflows of large-sum and abnormal capital in capital recovery account; or being in violation of other rights and obligations under the affiliated specific credit line contract.

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

Working Capital Loan Contract between SZ Springpower and Bank of China, Buji Sub-branch

On September 17, 2015, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 (US$1,574,679) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw in 30 days from September 17, 2015, after which time the bank may cancel all or part of the facility. The interest rate will float and adjust every 12 months. Upon the first withdraw and during the first floating period, the interest rate will equal the one year benchmark lending rate promulgated by the People’s Bank of China, plus 1.2%. The loan is guaranteed by SZ Highpower, HZ HTC, our Chief Executive Officer, Dang Yu Pan. The Company’s buildings and a land use right in Ganzhou also serve as collateral for the loan.

The following constitute events of default by SZ Springpower under the loan agreement: failure to comply with repayment obligations under the agreement or any affiliated credit lines contract; failure to use borrowed funds according to the specified purposes; any statement made by SZ Springpower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of SZ Springpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Springpower’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of SZ Springpower or a guarantor after the bank’s annual review of SZ Springpower’s financial position and performance; failure to provide the relevant documentation acceptable to Bank of China about the inflows and outflows of large-sum and abnormal capital in capital recovery account; or being in violation of other rights and obligations under the affiliated specific credit line contract.

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

Working Capital Loan Contract between SZ Highpower and Bank of China, Buji Sub-branch

On September 17, 2015, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 (US$3,149,358) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw in 30 days from September 17, 2015, after which time the bank may cancel all or part of the facility. The interest rate will float and adjust every 12 months. Upon the first withdraw and during the first floating period, the interest rate will equal the one year benchmark lending rate promulgated by the People’s Bank of China, plus 1.2%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s buildings and a land use right in Huizhou also serve as collateral for the loan.

The following constitute events of default by SZ Highpower under the loan agreement: failure to comply with repayment obligations under the agreement or any affiliated credit lines contract; failure to use borrowed funds according to the specified purposes; any statement made by SZ Highpower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of SZ Highpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Highpower’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of SZ Highpower or a guarantor after the bank’s annual review of SZ Highpower’s financial position and performance; failure to provide the relevant documentation acceptable to Bank of China about the inflows and outflows of large-sum and abnormal capital in capital recovery account; or being in violation of other rights and obligations under the affiliated specific credit line contract.

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

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Comprehensive Credit Line Contract dated July 1, 2015 by and between Bank of China, Buji Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English).
10.1(a)	Maximum Guarantee Contract dated July 1, 2015 by and between Bank of China, Buji Sub-branch and Shenzhen Highpower Technology (Shenzhen) Co., Ltd (translated to English).
10.1(b)	Maximum Guarantee Contract dated July 1, 2015 by and between Bank of China, Buji Sub-branch and Huizhou Highpower Technology (Shenzhen) Co., Ltd (translated to English).
10.1(c)	Maximum Guarantee Contract dated July 1, 2015 by and between Bank of China, Buji Sub-branch and Pan Dangyu (translated to English).
10.1(d)	Collateral Contract dated July 1, 2015 by and between Bank of China, Buji- Sub-branch and Ganzhou Highpower Technology Co., Ltd (translated to English).
10.2	Comprehensive Credit Line Contract dated July 13, 2015 by and between Bank of China, Buji Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English).
10.2(a)	Maximum Guarantee Contract dated July 13, 2015 by and between Bank of China, Buji Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English).

10.2(b)		Maximum Guarantee Contract dated July 13, 2015 by and between Bank of China, Buji Sub-branch and Pan Dangyu (translated to English).
10.2(c)		Collateral Contract about buildings in Huizhou dated July 13, 2015 by and between Bank of China, Buji- Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English).
10.2(d)		Collateral Contract about a land use right in Huizhou dated July 13, 2015 by and between Bank of China, Buji- Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English).
10.3		Working Capital Loan Contract dated July 14, 2015 by and between Bank of China, Buji Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English).
10.4		Basic Credit Line Contract dated July 15, 2015 by and between Industrial Bank Co., Ltd., Longgang, Shenzhen Branch and Springpower Technology (Shenzhen) Company Limited (translated to English).
10.4(a)		Maximum Guarantee Contract dated July 15, 2015 by and between Industrial Bank Co., Ltd., Longgang, Shenzhen Branch and Pan Dangyu (translated to English).
10.4(b)		Maximum Guarantee Contract dated July 15, 2015 by and between Industrial Bank Co., Ltd., Longgang, Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd (translated to English).
10.5		Comprehensive Credit Line Contract dated July 16, 2015 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd (translated to English).
10.5(a)		Maximum Guarantee Contract dated July 16, 2015 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Springpower Technology (Shenzhen) Company Limited (translated to English).
10.5(b)		Maximum Guarantee Contract dated July 16, 2015 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Pan Dangyu (translated to English).
10.5(c)		Maximum Guarantee Contract dated July 16, 2015 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Huizhou Highpower Technology Co., Ltd (translated to English).
10.6		Working Capital Loan Contract dated August 26, 2015 by and between Bank of China, Buji Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English).
10.7		Working Capital Loan Contract dated September 17, 2015 by and between Bank of China, Buji Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English).
10.8		Working Capital Loan Contract dated September 17, 2015 by and between Bank of China, Buji Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English).
31.1		Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: November 16, 2015		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)