Form 10-K
period 2015-12-31
Highpower International, Inc.
filed 2016-03-29
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2015 (based on $3.85 per share, the price at which the registrant’s common stock was last sold on June 30, 2015) was approximately $34.7 million.

There were 15,101,679 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 29, 2016. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ”.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

HIGHPOWER INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on our company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

☐	A global economic downturn adversely affecting demand for our products;

☐	Our reliance on our major customers for a large portion of our net sales;

☐	Our reliance on a limited number of suppliers for nickel, our principal raw material;

☐	Our ability to develop and market new products;

☐	Our ability to establish and maintain a strong brand;

☐	Protection of our intellectual property rights;

☐	The market acceptance of our products, including our line of Lithium-ion batteries;

☐	The implementation of new projects;

☐	Our ability to successfully manufacture and deliver our products in the time frame and amounts expected;

☐	Exposure to product liability, safety, and defect claims;

☐	Exposure to currency exchange risks during our product export;

☐	Rising labor costs, volatile metal prices, and inflation;

☐	Changes in the laws of the PRC that affect our operations;

☐	Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;

☐	Development of an active trading market for our securities;

☐	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

ii

☐	The other factors referenced in this Form 10-K, including, without limitation, under the sections entitled “Risk Factors,” “Financial Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

iii

PART I

ITEM 1. BUSINESS

With respect to this discussion, the terms, “the Company” “Highpower” “we,” “us,” and “our” refer to Highpower International, Inc., and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), and Icon Energy System Company Limited (“ICON”), SZ Highpower’s wholly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 70%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”) and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”). Highpower and its subsidiaries are collectively referred to as the “Company”, unless the context indicates otherwise.

Corporate Information

Highpower International, Inc. was incorporated in the state of Delaware on January 3, 2006. HKHTC was incorporated in Hong Kong on July 4, 2003. All other operating subsidiaries are incorporated in the People’s Republic of China (“PRC”) and are listed below:

Subsidiary	Principal Activities
Shenzhen Highpower Technology Co., Ltd ("SZ Highpower")	Manufacturing & marketing of NiMH batteries

Springpower Technology (Shenzhen) Co., Ltd ("SZ Springpower")	Manufacturing and marketing of lithium batteries

Ganzhou Highpower Technology Co., Ltd ("GZ Highpower")	Processing and marketing and research of battery materials

Icon Energy System Co., Ltd. ("ICON")	Design and production of advanced battery packs and systems

Huizhou Highpower Technology Co., Ltd ("HZ HTC")	Manufacturing & marketing of lithium batteries

Below is organizational flow chart of the Company:

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

We employ a broad network of salespersons in China Mainland and Hong Kong, which targets key customers by arranging in-person sales presentations and providing after-sales services both domestically and internationally. The sales staff works directly with our customers to better address their needs.

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

Despite its overall advantages, lithium battery technology has limitations that include fragility, safety, aging, capacity deterioration and higher manufacturing cost. Manufacturers are constantly working to improve lithium battery technology with new and enhanced chemical combinations. Lithium batteries have several advantages including:

•	High capacity - Up to 100% higher energy density compared to standard nickel-cadmium batteries.

•	Low self-discharge - Self-discharge can be less than half that of nickel-based batteries.

•	Low maintenance - No periodic discharge is needed and there is no memory effect. Specialty cells can provide very high current to applications such as power tools.

•	Flexible form factor - Prismatic lithium polymer batteries can be produced in a wide variety of form factors for different products and applications.

Lithium batteries also have several limitations:

•	Requires protection circuit to maintain voltage and current within safe limits.

•	Poses safety issues due to the more-active characteristics of its basic materials.

•	Subject to aging when not in use - storage in a cool place at 40% charge reduces the aging effect.

•	Transportation restrictions - shipment of larger quantities may be subject to regulatory control.

•	Manufacturing cost is approximately 40% greater than nickel-cadmium.

China

China’s market share of battery production is expected to increase. China has a number of benefits in battery manufacturing, which are expected to drive this growth:

•	Low Costs. China continues to have a significant low cost of labor as well as easy access to raw materials and land.

•	Proximity to electronics supply chain. Electronics manufacturing in general continues to shift to China, giving China-based manufacturers a further cost and cycle time advantage.

•	Proximity to end-markets. China has focused in recent years on building its research, development and engineering skill base in all aspects of higher end manufacturing, including batteries.

Competitive Strengths

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

Experienced management team

Our senior management team has extensive business and industry experience. Our Chairman and Chief Executive Officer, Mr. Dang Yu Pan, has over 19 years of experience in China’s battery industry. Our Chief Technology Officer, Mr. Wen Liang Li, has over 25 years of research experience in advanced battery technologies and products. Additionally, other members of our senior management team have significant experience with respect to other key aspects of our operations, including product design, manufacturing, and sales and marketing.

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

We also recycle scrap battery materials and sell the recycled materials to customers. In recent years, China’s government has been stimulating the adoption of electric vehicles to reduce carbon emission and air pollution. We have seen strong interest from electric vehicle manufactures who seek help from us to recycle the batteries in the electric vehicles they produce.

Net sales for each of our product categories as a percentage of net sales are set forth below:

	Year Ended December 31,
	2015	2014
Lithium Batteries	53.8%	46.5%
Ni-MH Batteries	44.2%	51.0%
New Materials	2.0%	2.5%
	100.0%	100.0%

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

Currently, we purchase raw materials, consisted primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan. For lithium batteries, we purchase raw materials consisting primarily of LiCoO2, graphite and electrolyte. We believe that the raw materials and components used in manufacturing rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials relating to nickel and lithium are available from a limited number of suppliers. During the year ended December 31, 2015 and 2014, no supplier accounted for or over 10% of our total purchase amount. Presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future. Our top suppliers include Xiamen Tungsten Co., Ltd, Henan Kelong new energy Co., Ltd, Inner Mongolia Baotou Steel Rare-Earth (Group) Hi-Tech Co., Ltd.

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

Quality Control

We consider quality control an important element of our business practices. We have stringent quality control systems that are implemented by more than 200 company-trained staff members to ensure quality control over each phase of the production process, from the purchase of raw materials through each step in the manufacturing process. Supported by advanced equipment, we utilize a scientific management system and precision inspection measurement, capable of supplying stable, high-quality rechargeable batteries. Our quality control department executes the following functions:

☐	Setting internal controls and regulations for semi-finished and finished products;

☐	Testing samples of raw materials from suppliers;

☐	Implementing sampling systems and sample files;

☐	Maintaining quality of equipment and instruments; and

☐	Articulating the responsibilities of quality control staff.

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

Manufacturing

The manufacturing of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of production. We have a large-scale active production base of 55,680 square meters in Shenzhen and 126,605 square meters facility in Huizhou, a dedicated design, sales and marketing team, and approximately 3,600 company-trained employees. We use automated machinery which enables us to enhance uniformity and precision during the manufacturing process. We intend to further improve our automated production lines and strive to continue investing in manufacturing infrastructures to further increase our manufacturing capacity, which help us control the unit cost of products.

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

Our Ni-MH facility currently produces approximately 11 million to 15 million battery units per month and our lithium facility produces approximately 5.0 million to 6.0 million units per month. We are planning for moderate manufacturing capacity growth of approximately 30-40% for the lithium battery segment in the next 12 months.

Major Customers

During the years ended December 31, 2015 and 2014, approximately 27.1% and 24.3% of our net sales were from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the year ended December 31, 2015 and 2014, no customer accounted for 10% or more of net sales. As of December 31, 2015, there was one major customer accounted for 11.3% of the accounts receivable. None of the Company’s customers accounted for 10% or more of the accounts receivable as of December 31, 2014.

Sales and Marketing

We have a broad sales network of approximately 90 sales and marketing staff in China and have one branch office in Hong Kong. Our sales staff in each of our offices targets key customers by arranging in-person sales presentations and providing after-sales services. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We offer different price incentives to encourage large-volume and long-term customers.

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

Net sales based on the location of our customers as a percentage of net sales is set forth below:

	Year Ended December 31,
	2015	2014
China mainland	46.7%	47.1%
Asia, others	29.8%	25.6%
Europe	17.9%	20.3%
North America	5.1%	6.3%
Rest of the World	0.5%	0.7%
Total	100.0%	100.0%

While the largest portion of our sales are made to customers in China Mainland and Hong Kong, our battery products are integrated in various devices and end-user products and distributed worldwide, with approximately 46.7% of our products distributed to China Mainland, 29.8% to Asia, others, 17.9% to Europe, 5.1% to North America, and 0.5% to other markets in 2015.

We mainly engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We believe these activities help in promoting our products and brand name among key industry participants.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH and Lithium-based technologies by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies. Our research and development center is currently staffed with over 380 research and development technicians who overlook our techniques department, product development department, material analysis lab, and performance testing lab. These departments work together to research new material and techniques, test battery performance, inspect products and to test performance of machines used in the manufacturing process.

For the years ended December 31, 2015 and 2014, we expended $7,631,181 and $7,709,618, respectively, in research and development.

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

Seasonality

The first quarter of each fiscal year tends to be our slow season due to the Chinese New Year holidays. Our factories and operations usually shut down for two weeks during this time, resulting in lower sales during the first quarter.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We currently hold 152 patents in China and have 49 patent applications pending in China. We have two registered trademarks in China, which include “HFR” and its Chinese equivalent. We also have a U.S. patent for safety technology on rechargeable batteries.

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

We constructed our manufacturing facilities with the PRC’s environmental laws and requirements in mind. We currently outsource the disposal of solid waste to a third party-contractor. In 2014, we renewed our environmental permit, which expires in December 2016, from the Shenzhen Environment Protection Bureau Longgang Bureau covering our manufacturing operations and providing for an annual output limit of Ni-MH rechargeable batteries. If we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

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

During the year ended December 31, 2015, we expended approximately $23,638 related to our compliance with environmental regulations.

Patent Protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1994); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB 500,000, or approximately $80,167.

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

Dividend Distributions

Under applicable PRC regulations, enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, an enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year as its statutory general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of an enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Foreign Ownership of PRC Operating Subsidiaries

The establishment, approval and registered capital requirement matters of wholly foreign-owned enterprises, such as our PRC subsidiaries, SZ Highpower, SZ Springpower, HZ HTC and ICON, are regulated by the Wholly Foreign-owned Enterprise Law of the PRC promulgated and effective on April 12, 1986, as amended on October 31, 2000, and the Implementation Rules of the Wholly Foreign-owned Enterprise Law of the PRC effective on December 12, 1990, as amended in 2001. The procedures of establishing SZ Highpower, SZ Springpower, HZ HTC and ICON as wholly foreign-owned enterprises complied with such law and regulation.

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. The Catalogue divides industries into three categories: encouraged, restricted and prohibited. An industry not listed in the Catalogue is generally open to foreign investment unless it is specifically restricted by other PRC regulations. In addition, the establishment of wholly foreign-owned enterprises is generally permitted in most industries except for the restricted industries which are listed in the Catalogue or restricted by other government regulations (which are subject to governmental approvals) and industries prohibited from foreign investments. Pursuant to the currently effective Catalogue (2007 version) and other PRC regulations, the business scope of SZ Highpower, SZ Springpower, GZ Highpower, HZ HTC and ICON as indicated on their business licenses does not fall within the restricted or prohibited industries and is not restricted by other PRC regulations and, therefore, HKHTC is permitted to invest in SZ Highpower, SZ Springpower, and ICON in the form of a wholly foreign-owned enterprise.

Employees

On December 31, 2015, we had approximately 3,600 employees, all of whom were employed full-time. There are no collective bargaining contracts covering any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

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

To remain competitive in the battery industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that competitors’ new products, technologies, and processes will not render our existing products obsolete or non-competitive. Alternately, changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our competitiveness in the battery market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. We predominately manufacture and market Ni-MH batteries, Li-ion and Li-polymer batteries. If our competitors develop alternative products with more enhanced features than our products, our financial condition and results of operations would be materially and adversely affected.

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

We have historically depended on a limited number of customers for a significant portion of our net sales. Our top five customers accounted for approximately 27.1% and 24.3% of our net sales for the years ended December 31, 2015 and 2014, respectively. No customer accounted for 10% or more of net sales for the years ended December 31, 2015 and 2014. We anticipate that a limited number of customers will continue to contribute to a significant portion of our net sales in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

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

A substantial portion of our working capital consists of accounts receivable from customers. There was one major customer accounted for 11.3% of the accounts receivable as of December 31, 2015. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

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

Our principal raw material is nickel, which is available from a limited number of suppliers in China. The price of nickel was volatile during 2014 and 2015 and could be volatile again. The price of nickel decreased 14% from January 2014 to December 2014 and 41% from January 2015 to December 2015. The prices of nickel and other raw materials used to make our batteries increase and decrease due to factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs or problems, competition, import duties, tariffs, energy costs, currency exchange rates and those other factors described under “Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.” In an environment of increasing prices for nickel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

We believe that our ability to provide cost-effective products represents a significant competitive advantage over our competitors. In order to continue providing such cost-effective products, we must maximize the efficiency of our production processes and increase our manufacturing output to a level that will enable us to reduce the unit production cost of our products. Our ability to increase our manufacturing output is subject to certain significant limitations, including:

☐	Our ability raise capital to acquire additional raw materials and expand our manufacturing facilities;

☐	Delays and cost overruns, due to increases in raw material prices and problems with equipment vendors;

☐	Delays or denial of required approvals and certifications by relevant government authorities;

☐	Diversion of significant management attention and other resources; and

☐	Failure to execute our expansion plan effectively.

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

Additionally, sales of consumer items such as portable electronic devices, have slowed in previous years and there have been adverse changes in employment levels, job growth, consumer confidence and interest rates. During 2015, China, which represented 46.7% of our net sales for the year ended December 31, 2015, experienced a pronounced deceleration in its economic growth. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting consumer spending may affect the timing of orders. Thus, any economic downturns generally would have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

We had capital expenditures of approximately $11.3 million and $8.9 million in the years ended December 31, 2015 and 2014, respectively. We may incur significant additional capital expenditures as a result of our expansion of our operations into our new production factory, as well as unanticipated events, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes or adequately expand our production capabilities, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

To protect the reputation of our products, we have sought to file or register intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2015, we have registered two trademarks as used on our battery products, one in English and the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 31, 2015, we held 152 Chinese patents and had 49 Chinese patent applications pending. Additionally, we have licensed patented technology from Ovonic Battery Company, Inc. related to the manufacture of Ni-MH batteries. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Any significant growth in the market for our products or our entry into new markets may require expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2015, we had approximately 3,600 full-time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

The capital and credit markets have previously experienced extreme volatility and disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While historically these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations, might be impaired. Without sufficient liquidity, we may be forced to curtail our operations. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. The tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our products and could result in a decrease in or cancellation of orders for our products. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

We have been relying on bank facilities to finance our expansion of new plants, which increased our debt asset ratio. We may not have sufficient cash to meet our payment obligations.

The Company leverages from various Chinese banks to fund its business operations and our expansion to meet the demand from the fast growing lithium battery market in mobile and portable consumer devices, vehicles of various sizes, and energy storage systems. As of December 31, 2015, the Company’s debt asset ratio was 68.1%. The management of the Company has taken and will take a number of actions and will continue to address our high debt level situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. These actions can include market more higher-margined lithium battery products and systems; control cost in operating expenses, and improve management efficiency; and introduce strategic investment. If we are not successful in implementing these actions, we may not have sufficient cash to meet our payment obligations.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in the future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

☐	Vulnerability of our business to a general economic downturn in China;

☐	Fluctuation and unpredictability of costs related to the raw materials used to manufacture our products;

☐	Seasonality of our business;

☐	Changes in the laws of the PRC that affect our operations;

☐	Competition from our competitors; and

☐	Our ability to obtain necessary government certifications and/or licenses to conduct our business.

Our stock price may be negatively affected if we become subject to the recent scrutiny, criticism and negative publicity involving U.S. listed Chinese companies.

U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed share exchanges or reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies subject to shareholder lawsuits and SEC enforcement actions, conducted internal and external investigations into the allegations. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely negatively affected and your investment in our stock could be rendered worthless.

We have outstanding warrants and options, and future sales of the shares obtained upon exercise of these options or warrants could adversely affect the market price of our common stock.

As of December 31, 2015, we had outstanding options exercisable for an aggregate of 399,078 shares of common stock at a weighted average exercise price of $3.17 per share and warrants exercisable for an aggregate of 740,001 shares of common stock at a weighted average exercise price of $5.43 per share. We have registered the issuance of all the shares issuable upon exercise of the options and 540,001 of the shares underlying warrant, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Our principal operating subsidiaries, SZ Highpower and SZ Springpower are considered foreign invested enterprises under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

☐	Levying fines;

☐	Revoking our business license, other licenses or authorities;

☐	Requiring that we restructure our ownership or operations; and

☐	Requiring that we discontinue any portion or all of our business.

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

We are subject to various environmental laws and regulations in China that require us to obtain environmental permits for our battery manufacturing operations. Our current environmental permit from the Shenzhen Environment Protection Bureau Longgang Sub-bureau (the “Bureau”) covering our manufacturing operations expires on December 30, 2016. Historically, under a previous permit which expired in September 2007, we substantially exceeded the approved annual output limit of Ni-MH rechargeable batteries set forth in the permit. Although we do not currently exceed the approved annual output limits under the new permit, we cannot guarantee that this will continue to be the case. Additionally, our current permit does not cover one of our existing premises at our manufacturing facility. If we fail to comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

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

Furthermore, our failure to comply with applicable environmental laws and regulations worldwide could harm our business and results of operations. The manufacturing, assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

☐	Regulatory penalties, fines and legal liabilities;

☐	Suspension of production;

☐	Alteration of our fabrication, assembly and test processes; and

☐	Curtailment of our operations or sales.

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

If our land use rights or the land use rights of our landlord are revoked or not renewed, we would be forced to relocate operations.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificates. Land use rights can be revoked or not renewed and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We acquired approximately 126,605 square meters of land equity in Huizhou from the Huizhou State-Owned Land Resource in 2007 upon which we constructed a manufacturing facility. We also acquired 58,669 square meters of land equity in Ganzhou, Guangdong, China in February 2012 from the Ganzhou Land and Resource Bureau upon which we have a facility to house our new materials business. Besides the land use rights in Huizhou and Ganzhou, we rely on the land use rights of our landlords for other facilities, and the loss of our own land use rights or our landlords’ land use rights would require us to identify and relocate our operations, which could have a material adverse effect on our financial condition and results of operations. Any loss of this land use right would require us to identify and relocate our manufacturing and other facilities, which could have a material adverse effect on our financial condition and results of operations.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily Base Exchange Rate with reference primarily to the supply and demand of RMB against the U.S. Dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. Dollar to RMB and modified the system by which the exchange rates are determined, which has resulted in an appreciation of the RMB against the U.S. Dollar. During the year ended December 31, 2015, the exchange rate of the RMB to the U.S. Dollar increased approximately 6.2% from the level at the end of December 31, 2014. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of the U.S. Dollar against the RMB, including future devaluations. Because most of our net sales are made in U.S. Dollars and most of our expenses are paid in RMB, any future devaluation of the U.S. Dollar against the RMB could negatively impact our results of operations. Moreover, any affirmative actions by the U.S. Government against the PRC in relation to the exchange rate could negatively impact our results of operations.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, China’s Average consumer Price Index was 1.4% in 2015. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

A renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon our ability to continue to manufacture battery products. Such an outbreak could have an impact on the Company’s operations as a result of:

☐	Quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations;

☐	The sickness or death of our key officers and employees; and

☐	A general slowdown in the Chinese economy.

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

Since our initial public offering and listing of our common stock in October 2007, the price at which our common stock had traded has been highly volatile, with the lowest and highest sales price of $0.92 and $9.82, respectively. Investors might not be able to resell the shares of our common stock at or above the price they have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

☐	Actual or anticipated fluctuations in our annual and quarterly results of operations;

☐	Changes in securities analysts’ expectations;

☐	Variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

☐	Announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

☐	Conditions and trends in our industry;

☐	General market, economic, industry and political conditions;

☐	Changes in market values of comparable companies;

☐	Additions or departures of key personnel;

☐	Stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

☐	Future sales of equity or debt securities, including sales which dilute existing investors.

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

Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We made grants of equity awards in 2014 and 2015, and accordingly our results of operations for the years ended December 31, 2014 and 2015 contain share-based compensation charges. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the stockholders’ ownership interests in our company.

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

Provisions of our certificate of incorporation and bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

☐	provide the board of directors with the ability to alter the bylaws without stockholder approval;

☐	place limitations on the removal of directors; and

☐	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

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

ITEM 2. PROPERTIES

HKHTC’s registered office is located in Hong Kong at Unit 12, 15/F, Technology Park, 18 On Lai Street, ShekMun, Shatin, N.T. Hong Kong.

The Company currently has five active manufacturing operations located in mainland China at 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong, 518111,China; Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, GuangLan Street, Baoan District, Shenzhen, Guangdong, 518111, China; and Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong, 518111, China. Our active facilities cover approximately 55,680 square meters in Shenzhen and 126,605 square meters facility in Huizhou to which machinery is currently being deployed), and consist of manufacturing plants, dormitories and research and development facilities. We lease manufacturing facilities from various landlords under a total of thirteen leases with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date, and we will renew all the leases before the expiration date, except the plant located in Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong, 518111, China. The table below lists the locations, approximate square meters, principal use and lease expiration dates of the facilities used in our manufacturing operations as of December 31, 2015.

Location	Area (square meters)	Principal Use	Lease expiration date

Building A1, 68 Xinxia Street, Pinghu, Longgang District, Shenzhen, Guangdong	3,300	Industry & Residence	December 31, 2016

Building A2, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	4,922	Industry & Residence	December 31, 2016

Building A1&A2&A3&A4&A7, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	12,608	Staff Dormitory	December 31, 2016

Building A3&A4&A7, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	14,702	Industry	December 31, 2016

Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	9,460	Industry	September 15, 2017

Building A,Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	4,140	Staff Dormitory	September 15, 2017

Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong	6,548	Industry & Dormitory	June 30, 2016

In China, only the PRC government and peasant collectives may own land. In February 2007, the Company acquired approximately 126,605 square meters of land equity in Industry Development Zone, New Lake, Maan Town, Huicheng District, Huizhou, Guangdong, China for a total of RMB21 million ($3,301,923) under land use right grant from the Huizhou State-Owned Land Resource Bureau that gave us the right to use the land for 50 years and an agreement with the government of Maan Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration.

Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

In February 2012, we acquired 58,669 square meters of land equity in Ganzhou, Jiangxi province, China for a total of RMB8,377,067 ($1,288,146) under land use right grant from the Ganzhou Land and Resource Bureau that gives us the right to use the land for 50 years. Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans. In 2014, we completed construction of our materials recycling factory in Ganzhou, Jiangxi Province, PRC.

Our Ni-MH manufacturing capacity is approximately 15 million units per month. Our run rate is approximately 13 million units per month. Our lithium battery production is almost at 100% capacity now at our Springpower facility and HZ HTC facility, with manufacturing capacity of approximately 6.0 million units per month. We are also planning for moderate manufacturing capacity growth of approximately 30-40% for the lithium battery segment in the next 12 months at Huizhou facility. The source of funding for such expansion will be our operational cash and bank credit facilities, as we still have unused credit totaling approximately $35.0 million.

ITEM 3.  LEGAL PROCEEDINGS

On January 14, 2016, FirsTrust China, Ltd (“FirsTrust”) filed an amended complaint in the Delaware Chancery Court (amending its initial complaint filed February 25, 2015) naming Highpower as the defendant asserting a cause of action for breach of contract and conversion of stock, and seeking damages in the form of issuance of 150,000 shares or the value of such shares, plus interest thereon, attorneys’ fees and costs and expenses. On February 4, 2016, Highpower filed an answer, affirmative defenses and counterclaim against FirsTrust asserting claims for equitable rescission, declaratory relief and breach of contract, and seeking rescission of the contract, return of the 200,000 warrants and 150,000 shares of Highpower stock previously issued to FirsTrust, plus interest, attorneys’ fees and costs and expenses. The Company believes that it has meritorious defenses to this claim and intends to defend the claim vigorously.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the stock symbol “HPJ”.

The following table summarizes the highest and lowest sales prices of our common stock during the quarters listed below as reported by the NASDAQ:

	Highest	Lowest
Year ended December 31, 2015
First Quarter	$6.49	$3.68
Second Quarter	$5.00	$3.78
Third Quarter	$3.88	$2.01
Fourth Quarter	$3.64	$2.11

Year ended December 31, 2014
First Quarter	$6.06	$2.46
Second Quarter	$6.86	$3.15
Third Quarter	$7.94	$4.38
Fourth Quarter	$7.43	$4.54

The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

☐	Our financial position and results of operations;

☐	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

☐	Concern as to, or other evidence of, the reliability and efficiency of our proposed products or our competitors’ products;

☐	Announcements of innovations or new products by us or our competitors;

☐	Federal and state governmental regulatory actions and the impact of such requirements on our business;

☐	The development of litigation against us;

☐	Period-to-period fluctuations in our operating results;

☐	Changes in estimates of our performance by any securities analysts;

☐	The issuance of new equity securities pursuant to a future offering or acquisition;

☐	Changes in interest rates;

☐	Competitive developments, including announcements by competitors of new products or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

☐	Investor perceptions of our company; and

☐	General economic and other national conditions.

Stockholders

As of March 29, 2016, we had 21 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2015 or 2014.

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

Overview

Highpower International was incorporated in the state of Delaware on January 3, 2006, and originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 2, 2007, we closed a share exchange transaction, pursuant to which we (i) became the 100% parent of HKHTC and its wholly-owned subsidiary, SZ Highpower, (ii) assumed the operations of HKHTC and its subsidiary and (iii) changed our name to Hong Kong Highpower Technology, Inc. We subsequently changed our name to Highpower International, Inc. in October 2010.

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

SZ Highpower was founded in 2001 in the PRC. SZ Highpower formed GZ Highpower in September 2010. On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,437,473) by SZ Highpower. SZ Highpower holds 70% of the equity interest of GZ Highpower, and the four founding management members of GZ Highpower hold the remaining 30%. SZ Highpower formed HZ HTC in March 2012, which engages in the manufacture of batteries.

On November 27, 2015, the Company’s Board of Directors received a non-binding investment proposal letter from Anshan Co-Operation (Group) Co., Ltd. ("Anshan Co-Operation"), joined with Mr. DANG YU Pan, the Company’s Chairman and CEO, and certain management of Highpower International, and China Innovative Capital Management Ltd. Anshan Co-Operation (Group) Co., Ltd. ("Anshan Co-Operation"), proposing to purchase newly issued shares of Shenzhen Highpower Technology Co., Ltd., Springpower Technology (Shenzhen) Co., Ltd. and Icon Energy System (Shenzhen) Co., Ltd., the three subsidiaries in the PRC wholly-owned by the Company with not less than RMB650 million, or approximately US$101.7 million (based on an exchange rate of $6.39 as of November 26, 2015) based on the valuation of RMB280 million, or approximately US$43.8 million (based on an exchange rate of $6.39 as of November 26, 2015) for the three subsidiaries, in exchange for more than 50% of the equity of each of the three subsidiaries and become the controlling shareholder of each of the subsidiaries after the subscription. The Company's Board of Directors has formed a special committee consisting of the following independent directors to consider the proposal: Ping Li, who will serve as chairman, Xinhai Li and T. Joseph Fisher, III. The special committee has retained independent legal and financial advisors to assist it in the process.

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

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America (U.S. GAAP).

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2015 and 2014, both in dollars and as a percentage of net sales.

Consolidated Statements of Operations	Year Ended December 31,
	2015		2014
	(in thousands except share and per share information)

Net Sales	146,181	100.0%	147,088	100.0%

Cost of Sales	(118,235)	(80.9)%	(116,937)	(79.5)%

Gross profit	27,946	19.1%	30,151	20.5%

Research and development expenses	(7,631)	(5.2)%	(7,710)	(5.2)%

Selling and distribution expenses	(6,729)	(4.6)%	(6,552)	(4.5)%

General and administrative expenses including share-based compensation	(12,895)	(8.8)%	(12,893)	(8.8)%

Gain on exchange rate difference	2,474	1.7%	274	0.2%

Loss on derivative instruments	-	0.0%	(54)	(0.0)%*

Income from operations	3,165	2.2%	3,216	2.2%

Gain on fair value of warrant liability	927	0.6%	106	0.1%

Other income	1,189	0.8%	1,707	1.2%

Interest expenses	(1,002)	(0.7)%	(1,838)	(1.2)%

Income before tax	4,279	2.9%	3,191	2.2%

Income tax expense	(819)	-0.6%	(590)	(0.4)%

Net income	3,460	2.4%	2,601	1.8%

Less: loss attributable to non-controlling interest	(394)	(0.3)%	(152)	(0.1)%
Net income attributable to the company	3,854	2.6%	2,753	1.9%

Income per common share
- Basic	0.26		0.19
- Diluted	0.25		0.18

Weighted average common shares outstanding
- Basic	15,096,166		14,739,073
- Diluted	15,286,196		15,154,239
Dividends declared per common share	-		-

 *Less than 0.1%

Years ended December 31, 2015 and 2014

Net sales for the year ended December 31, 2015 were $146.2 million compared to $147.1 million for the year ended December 31, 2014, a decrease of $0.9 million, or 0.6% The decrease was due to a $10.2 million increase in net sales of our lithium batteries (resulting from a 16.6% increase in the volume of batteries per ampere hour sold which was partly offset a 1.4% decrease in the average selling price of such batteries), a $10.4 million decrease in net sales of our Ni-MH batteries (resulting from a 2.9% decrease in the number of Ni-MH battery units sold and a 11.3% decrease in the average selling price of such batteries) and a $0.7 million decrease in revenue from our new material business. The increase in the number of lithium batteries units sold in 2015 was primarily attributable to the growth in global demand for mobile and portable products, and electrical vehicles.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Cost of sales were $118.2 million for the year ended December 31, 2015 as compared to $116.9 million for the comparable period in 2014. As a percentage of net sales, cost of sales increased to 80.9% for the year ended December 31, 2015 compared to 79.5% for the comparable period in 2014. The increase was attributable to the increasing labor cost and material cost.

Gross profit for the year ended December 31, 2015 was $27.9 million, or 19.1% of net sales, compared to $30.2 million, or 20.5% of net sales, respectively, for the comparable period in 2014. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for products. This decrease was attributable to decrease in the average selling price of both Ni-MH batteries and lithium batteries, and the increase in labor cost and material cost.

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

Research and development expenses were $7.6 million, or 5.2% of net sales, for the year ended December 31, 2015, as compared to $7.7 million, or 5.2% of net sales, for the comparable period in 2014.

Selling and distribution expenses were $6.7 million, or 4.6% of net sales, for the year ended December 31, 2015 compared to $6.6 million, or 4.5% of net sales, for the comparable period in 2014, an increase of 2.7%. Selling and distribution expenses increased due to the expansion of our increased in net sales of our lithium batteries and marketing activities, including participation in industry trade shows and international travels to promote and sell our products abroad.

General and administrative expenses were $12.9 million, or 8.8% of net sales, for the year ended December 31, 2015, compared to $12.9 million, or 8.8% of net sales, for the comparable period in 2014.

We experienced a gain of $2.5 million and $273,900 on the exchange rate difference between the U.S. Dollar and the RMB in the years ended December 31, 2015 and December 31, 2014, respectively. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

We experienced no loss on derivative instruments in the year ended December 31, 2015, as compared to a loss on derivative instruments of approximately $54,406 in 2014, which included a gain of $8,395 on settled currency forwards, and a loss of $62,801 on fair value change of unsettled currency forwards.

Interest expense was $1.0 million for the year ended December 31, 2015, as compared to $1.8 million for the respective comparable period in 2014. The change was $0.8 million due to a decrease in bank borrowings.

Other income, which consists of bank interest income, government grants and sundry income, was $1.2 million for the year ended December 31, 2015, as compared to $1.7 million for the year ended December 31, 2014, a decrease of $518,192.

Gain on fair value change of warrant liabilities was $927,125 for the year ended December 31, 2015, as compared to $106,278 for the year ended December 31, 2014. It represented the fair value change of 500,001 shares of warrants issued on April 17, 2014.

During the year ended December 31, 2015, we recorded a provision for income tax expense of $818,736 as compared to $590,318 for the comparable period in 2014.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2015 was $3.9 million compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $2.8 million for the comparable period in 2014.

Liquidity and Capital Resources

We had cash of approximately $5.8 million as of December 31, 2015, as compared to $14.6 million as of December 31, 2014. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrowed amounts under bank facilities and other external sources of financing. As of December 31, 2015, we had in place general banking facilities with seven financial institutions aggregating $75.0 million. The maturity of these facilities is generally within one year. The facilities are subject to annual review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. However, these covenants do not have any impact on our ability to undertake additional debt or equity financing. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of December 31, 2015, we had utilized approximately $40.0 million under such general credit facilities and had available unused credit facilities of $35.0 million. The Company’s debt asset ratio reached 68.1% as of December 31, 2015, which decreased by 4.7% as compared to a debt asset ratio of 71.4% as of December 31, 2014.

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

We believe that our existing balances of cash and amounts expected to be provided by operating activities and stock sales will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

However, in the event of unforeseen circumstances, unfavorable market developments or unfavorable results from operations, there can be no assurance that the above actions could be successfully implemented as expected, and cash flows may be adversely affected.

For the year ended December 31, 2015, net cash provided by operating activities was approximately $346,196, as compared to net cash provided by operating activities of $15.1 million for the comparable period in 2014. The net cash decrease of $14.7 million used in operating activities is primarily attributable to, among other items, an increase of $9.0 million in cash outflow from accounts payable, and an increase of $4.0 million in cash outflow from prepayment.

Net cash used in investing activities was $11.3 million for the year ended December 31, 2015 compared to $8.9 million for the comparable period in 2014, mainly for the payment for acquisition of plant and equipment.

Net cash provided by financing activities was $4.5 million for the year ended December 31, 2015 as compared to net cash used in financing activities of $335,310 for the comparable period in 2014. The net increase of $4.8 million cash provided by financing activities was primarily attributable to a decrease of $27.7 million by repayment of short term bank loans, which was partly offset by an increase of $13.6 million in repayment of notes payable, an increase of $11.3 million by proceeds from notes payable.

For fiscal year 2015 and 2014, our inventory turnover was 5.7 and 5.6 times, respectively. The average days outstanding of our accounts receivable at December 31, 2015 was 84 days, as compared to 81 days at December 31, 2014. Inventory turnover and average days outstanding of accounts receivables are key operating measures that management relies on to monitor our business.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including retirement pension, medical insurance, unemployment insurance and job injuries insurance, maternity insurance, and a housing assistance fund, in accordance with relevant regulations. We expect these contributions will contribute to administrative and other operating expenses in an amount of approximately $155,740 per month based on the size of our current workforce. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Guarantees of Bank Loans

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer, and his wife, Ms. Zhou Tao Yin, have provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2015 and the guarantors of each loan:

Name of Bank	Amount Granted	Unused line of credit	Maturity date	Guaranteed by
Bank of China	$13,762,455	$4,707,595	9/13/2016	Dang Yu Pan
Bank of China	$11,203,276	$155,498	6/30/2016	Dang Yu Pan
Ping An Bank Co., Ltd	$10,763,931	$3,878,818	12/9/2016	Dang Yu Pan
China Minsheng Banking Corp., LTD.	$4,393,441	$1,916,253	7/16/2016	Dang Yu Pan
Industrial Bank CO., LTD.	$9,226,227	$7,079,785	7/15/2016	Dang Yu Pan
China Everbright Bank	$7,688,523	$3,647,289	6/22/2016	Dang Yu Pan
Industrial and Commercial Bank of China	$7,688,523	$4,613,113	10/1/2016	Dang Yu Pan
Jiang Su Bank Co., Ltd	$2,306,557	$995,703	11/3/2016	Dang Yu Pan, Zhou Tao Yin
The Hongkong and Shanghai Banking Corporation Limited	$8,000,000	$8,000,000	9/1/2016	Dang Yu Pan
Total:	$75,032,933	$34,994,054	7/15/2016

We did not and do not intend to pay any compensation to the guarantor for the guarantees.

Inflation and Seasonality

Inflation has not had a significant impact on our operations during the last two fiscal years. However, the volatile nickel prices affect our cost of sales constantly. In times of economic downturn, nickel prices tend to decline, and our gross margin tends to be higher than the periods when of economy growth, which usually brings higher metal prices. The price of nickel was volatile during 2014 and 2015 and could be volatile again. The price of nickel rose 14.0% from January 2014 to December 2014, and the price of nickel decreased 41% from January 2015 to December 2015.

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

 Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of expenses in RMB. Approximately 50% of our sales are made in U.S. Dollars. During the year ended December 31, 2015, the exchange rate of the RMB to the U.S. Dollar depreciated approximately 6.2% from the level at the end of December 31, 2014. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

Working Capital Loan Contract Between SZ Highpower and Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch

On December 24, 2015, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch providing for an aggregate loan of RMB20,000,000 (US$3,075,409) to be used by SZ Highpower for production and operations. SZ Highpower may withdraw the loan from time to time as needed before December 24, 2016. The term of the loan is 12 months from the first withdrawal date. The interest rate is floating and will equal the one year benchmark lending rate promulgated by the People’s Bank of China. The loan is guaranteed by SZ Springpower, HKHTC and our Chief Executive Officer, Dang Yu Pan.

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

Credit Contract Between SZ Highpower and Ping An Bank Co., Ltd. Shenzhen Branch

On December 10, 2015, SZ Highpower entered into a comprehensive credit line contract with Ping An Bank Co., Ltd. Shenzhen Branch, which provides for a revolving line of credit of up to RMB70,000,000 (US$10,763,932). SZ Highpower may withdraw the loan, from time to time as needed, on or before December 9, 2016. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan.

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

Credit Contract Between SZ Springpower and Bank of Jiangsu, Shenzhen Sub-branch

On November 4, 2015, SZ Springpower entered into comprehensive credit line contracts with the Bank of Jiangsu, Shenzhen Sub-branch, which provides for a revolving line of credit of up to RMB15,000,000 (US$2,306,557). SZ Highpower may withdraw the loan, from time to time as needed, on or before November 3, 2016. The loan is guaranteed by our Chief Executive Officer, Dang Yu Pan, his wife Zhoutao Yin, ICON and SZ Highpower.

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

Credit Contract Between HKHTC and HSBC

Effective on October 28, 2015, HKHTC approved an Off Letter - Invoice Discounting / Factoring Agreement with The Hongkong and Shanghai Banking Corporation Limited (HSBC), providing for funds in use limit of $8,000,000. HSBC will offer to provide HKHTC with debts purchase services, which are subject to review at any time and, in any event by 15 July 2016. The discounting charge is at 2% per annum over 3-months LIBOR which will be charged on a monthly basis. The service is guaranteed by SZ Highpower, SZ Springpower, HZ HTC, and our Chief Executive Officer, Dang Yu Pan.

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

Dang Yu Pan has been the Chairman of the Board and Chief Executive officer of Highpower International and HKHTC since November 2007 and July 2003, respectively. Mr. Pan is the founder of SZ Highpower and has served as the Chairman of the Board and Chief Executive Officer of SZ Highpower since October 2002. Mr. Pan has served as a director ICON since February 2011; as a director and Chief Executive Officer of SZ Springpower since June 2008; and as a director of HZ HTC since March 2012. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou Haopeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of NanhaiShida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the Huangpu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990. We believe Mr. Pan’s qualifications to sit on our Board include his extensive understanding of our business, our products and the battery industry that he has acquired over his 19 years working in the battery industry, including over 10 years as an officer and director of SZ Highpower.

Wen Liang Li has been a director of Highpower International since November 2007 and a director of HKHTC since July 2003. Since January 2003, Mr. Li. has served as a director and as Vice General Manager and Chief Technology Officer of SZ Highpower. Mr. Li has served as a director of SZ Springpower since June 2008, as a director of HZ HTC since March 2012 and as a director of Shenzhen Highpower’s70%-owned subsidiary, Ganzhou Highpower Technology Co., Ltd (“GZ Highpower”), since September 2010. From January 1996 to December 2002, Mr. Li served as Vice General Manager of Zhuhai Taiyi Battery Co., Ltd., a battery manufacturer. Mr. Li received a master’s degree in Electrochemistry from the Harbin Institute of Technology in China in 1991. We believe that Mr. Li’s 25 years of work experience in the battery industry, including 10 years as an officer and director of SZ Highpower, well qualify Mr. Li to serve on our Board.

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

Board Committees

Audit Committee

We established our Audit Committee in January 2008. The Audit Committee consists of Xin Hai Li, T. Joseph Fisher, III and Ping Li, each of whom is an independent director. Ping Li, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

☐	The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

☐	Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2015, all directors, officers and more than 10% owners filed reports required by Section 16(a) of Exchange Act on a timely basis, except Wenwei Ma who filed one late Form 4 reporting a sale transaction.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2015 and 2014 of the principal executive officer and up to two other officers whose compensation exceeded $100,000 during such years (our “named executive officers”).

Name and Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Total
Dang Yu Pan	2015	$61,900	$46,400	$92,634	$-	$200,934
CEO and Chairman	2014	$67,000	$-	$129,271	$-	$196,271
Henry Sun	2015	$82,800	$25,750	$-	$115,293	$223,843
Chief Financial Officer	2014	$87,000	$-	$-	$171,796	$258,796
Wen Liang Li	2015	$76,200	$25,400	$69,913	$-	$171,513
Vice President, Chief Technology Officer and Director	2014	$77,000	$-	$97,563	$-	$174,563

(1)	Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of awards, see Note 17 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.

We do not have any employment agreements with any of our named executive officers. Bonus is discretionary and based on performance. Key performance indicators, used, but not pre-established, as criteria for determining bonuses include corporate profitability, sales growth, and corporate milestone achievements. On January 21, 2011, the Company granted Mr. Sun ten-year options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $3.55 per share. With respect to the grant, options to purchase 250,000 shares have been fully vested. On November 14, 2013, the Company granted Mr. Sun ten-year option to purchase an aggregate of 40,000 shares of common stock at an exercise price of $2.63 per share. With respect to the grant, options to purchase 24,000 shares have been vested, and 16,000 will vest on November 14, 2016. On June 15, 2015, the Company granted Mr. Sun ten-year options to purchase an aggregate of 30,000 shares of common stock at an exercise price of $4.12 per share. With respect to the grant, options to purchase 30,000 shares have been fully vested. On October 8, 2013, the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under the 2008 Omnibus Incentive Plan. Mr. Pan and Mr. Li received 106,000 and 80,000 RSAs, respectively. The RSAs granted in 2013 are fully vested.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table sets forth the outstanding stock options for each of our named executive officers as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised options exercisable	Number of Securities Underlying Unexercised options exercisable		Option Exercise Price($)	Option Expiration Date
Henry Sun	250,000	-		3.55	11/1/2021
	24,000	16,000	(1)	2.63	11/14/2023
	30,000	-		4.12	6/15/2025

(1) Options will vest on November 14, 2016.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2015 by members of board of directors. Compensation information for Dang Yu Pan and Wen Liang Li is described in the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
T. Joseph Fisher, III	48,000	26,217	-	74,217
Xin Hai Li	36,000	13,109	-	49,109
Ping Li	37,000	13,109	-	50,109

(1)	Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of equity awards, see Note 17 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.

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

We do not have a formal policy with respect to the compensation of our non-executive directors. We pay our non-executive directors for their services at the rate of $1,000 to $2,000 per month.

In November 2015, the board formed a Special Committee to review and consider the non-binding investment letter from Anshan Co-Operation, joined with Dang Yu Pan, the Company’s Chairman and CEO, and China Innovative Capital Management, Ltd. The members of the Special Committee are Ping Li, chairman, Xinhai Li and T. Joseph Fisher, III. Each member of the Special Committee was paid a retainer of $20,000 and will receive a monthly payment of $4,000 with the Chair receiving a monthly payment of $5,000.

Directors are eligible to receive, from time to time, grants of options to purchase shares of our common stock and other awards under our 2008 Omnibus Incentive Plan (the “Plan”).

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Highpower International, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	786,926	$3.08	583,141
Equity compensation plans not approved by security holders	-	-	-
Total	786,926	NA	583,141

As of March 29, 2016, there were 583,141 shares available for issuance pursuant to the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of March 29, 2016 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of March 29, 2016 certain information with respect to beneficial ownership of our common stock based on 15,101,679 issued and outstanding shares of common stock, by:

☐	Each person known to be the beneficial owner of more than 5% of the outstanding common stock of our company;
☐	Each named executive officer;
☐	Each director; and
☐	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of March 29, 2016 excludes 1,526,927 shares of our common stock issuable upon the exercise of outstanding options and warrants. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership		Percent of Class

Directors and Executive Officers
Dang Yu Pan	Chief Executive Officer and Chairman of the Board	3,062,773	(1)	19.8%

Wen Liang Li	Vice President, Chief Technology Officer and Director	2,133,970		13.8%

Wen Wei Ma	Vice President of Manufacturing	900,897		5.8%

Henry Sun	Chief Financial Officer and Corporate Secretary	339,800	(2)	2.2%

Wen Jia Xiao	Vice President of Quality Control	-		*

Xin Hai Li	Director	15,000		*

T. Joseph Fisher III	Director	36,000	(3)	*

Ping Li	Director	15,000		*

Officers and Directors as a Group (total of 8 persons)		6,503,440	(4)	42.1%

* Indicates beneficial ownership of less than 1.0%.

(1) Includes 269,959 shares held by a company that is 100% owned by Mr. Pan.

(2) Includes 334,000 shares underlying options.

(3) Includes 15,000 shares underlying options.

(4) Includes shares underlying options to purchase 34,900 shares of the Company’s common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hong Kong Highpower Technology Co., Ltd.

Hong Kong Highpower Technology Company Limited. (“HKHTC”), a wholly-owned subsidiary of Highpower International, Inc., and each of HKHTC’s wholly-owned subsidiaries, Shenzhen Highpower Technology Company Limited, Huizhou Highpower Technology Company Limited, Springpower Technology (Shenzhen) Company Limited and Icon Energy System Company Limited have interlocking executive and director positions with the Company.

Guarantee Agreements

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer, and his wife, Ms. Zhou Tao Yin, and Mr. Wen Liang Li, our Vice President have provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2015 and the guarantors of each loan.

Name of Bank	Amount Granted	Unused line of credit	Guaranteed by
Bank of China	$13,762,455	$4,707,595	Dang Yu Pan
Bank of China	$11,203,276	$155,498	Dang Yu Pan
Ping An Bank Co., Ltd	$10,763,931	$3,878,818	Dang Yu Pan
China Minsheng Banking Corp., LTD.	$4,393,441	$1,916,253	Dang Yu Pan
Industrial Bank CO., LTD.	$9,226,227	$7,079,785	Dang Yu Pan
China Everbright Bank	$7,688,523	$3,647,289	Dang Yu Pan
Industrial and Commercial Bank of China	$7,688,523	$4,613,113	Dang Yu Pan
Jiang Su Bank Co., Ltd	$2,306,557	$995,703	Dang Yu Pan, Zhou Tao Yin
Hongkong and Shanghai Banking Corporation Limited	$8,000,000	$8,000,000	Dang Yu Pan
Total:	$75,032,933	$34,994,054

Non-binding Proposal

On November 23, 2015, the Company’s Board of Directors received a non-binding investment proposal letter from Anshan Co-Operation (Group) Co., Ltd. ("Anshan Co-Operation"), joined with Mr. Dang Yu Pan, the Company’s Chairman and CEO, and certain management of Highpower International, and China Innovative Capital Management Ltd. Anshan Co-Operation (Group) Co., Ltd. ("Anshan Co-Operation"), proposing to purchase newly issued shares of Shenzhen Highpower Technology Co., Ltd., Springpower Technology (Shenzhen) Co., Ltd. and Icon Energy System (Shenzhen) Co., Ltd., the three subsidiaries in the PRC wholly-owned by the Company with not less than RMB650 million, or approximately US$101.7 million (based on an exchange rate of $6.39 as of November 26, 2015) based on the valuation of RMB280 million, or approximately US$43.8 million (based on an exchange rate of $6.39 as of November 26, 2015) for the three subsidiaries, in exchange for more than 50% of the equity of each of the three subsidiaries and become the controlling shareholder of each of the subsidiaries after the subscription. The Company's Board of Directors has formed a special committee consisting of the following independent directors to consider the proposal: Ping Li, who will serve as chairman, Xinhai Li and T. Joseph Fisher, III. The special committee has retained independent legal and financial advisors to assist it in the process.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents professional audit service fees and all the audit-related expenses rendered by Marcum Bernstein &Pinchuk LLP, who reviewed the Company’s quarterly financial statements and audited the annual financial statements for the years ended December 31, 2015 and December 31, 2014.

	Year ended December 31,
	2015	2014

Audit Fees(1)	$216,450	$219,641
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$216,450	$219,641

(1) These were fees for professional services performed by Marcum Bernstein & Pinchuk LLP for the review of quarterly financial reports and audit of annual financial statements in 2015 and 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 29, 2016.

Highpower International, Inc.
(Registrant)

Dated: March 29, 2016	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Dang Yu Pan	Chief Executive Officer and Chairman of the Board	March 29, 2016
By: Dang Yu Pan	(Principal Executive Officer)

/s/ Henry Sun	Chief Financial Officer	March 29, 2016
By: Henry Sun	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Vice President, Chief Technology Officer and Director	March 29, 2016
By: Wen Liang Li

/s/ Xin Hai Li	Director	March 29, 2016
By: Xin Hai Li

/s/ T. Joseph Fisher III	Director	March 29, 2016
By: T. Joseph Fisher III

/s/ Ping Li	Director	March 29, 2016
By: Ping Li

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

4.1	Form of Warrant (incorporated by reference exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2014).

4.2	Warrants to Purchase Shares of Common Stock dated January 17, 2014 issued by Patrick Ko (incorporated by reference (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

4.3	Form of Warrant issued on April 17, 2014 to Ardour Capital Investments, LLC and it assignees (incorporated by reference (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.1	State-owned Land Use Rights Grant Contract No. 441302 – B – 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2	Land Use Right Agreement dated January 5, 2012 by and between Ganzhou Land and Resource Bureau and Ganzhou Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

10.2*	2008 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (file no. 001-34098) filed with the Securities and Exchange Commission on October 31, 2008).

10.2(a)*	Form of Stock Option Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.2(b)*	Form of Restricted Stock Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.2(c)*	Form of Restricted Stock Unit Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.3	Form of Securities Purchase Agreement, dated as of April 14, 2014, by and between Highpower International, Inc. and the investors in the offering (incorporated by reference exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2014).

10.4	Comprehensive Credit Line Contract dated June 23, 2015 by and between Bank of China Everbright Bank and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015).

10.4(a)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Shenzhen Highpower Technology Co. Ltd. (translated to English) (incorporated by reference from Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015).

10.4(b)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Icon Energy System Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015).

10.4(c)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Huizhou Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.1(c) to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015).

10.4(d)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Pan Dangyu (translated to English) (incorporated by reference from Exhibit 10.1(d) to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015).

10.5	Comprehensive Credit Line Contract dated June 23, 2015 by and between Bank of China Everbright Bank and Shenzhen Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015).

10.5(a)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Springpower Technology (Shenzhen) Co. Ltd. (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015).

10.5(b)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Icon Energy System Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015).

10.5(c)

Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Huizhou Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015).

10.5(d)	Maximum Guarantee Contract between Bank of China Everbright Bank Shenzhen Branch and Pan Dangyu (translated to English) (incorporated by reference from Exhibit 10.2(d) to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015).

10.6	Comprehensive Credit Line Contract dated July 1, 2015 by and between Bank of China, Buji Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.6(a)

Maximum Guarantee Contract dated July 1, 2015 by and between Bank of China, Buji Sub-branch and Shenzhen Highpower Technology (Shenzhen) Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.6(b)	Maximum Guarantee Contract dated July 1, 2015 by and between Bank of China, Buji Sub-branch and Huizhou Highpower Technology (Shenzhen) Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.6(c)	Maximum Guarantee Contract dated July 1, 2015 by and between Bank of China, Buji Sub-branch and Pan Dangyu (translated to English) (incorporated by reference from Exhibit 10.1© to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.6(d)	Collateral Contract dated July 1, 2015 by and between Bank of China, Buji- Sub-branch and Ganzhou Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.1(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.7	Comprehensive Credit Line Contract dated July 13, 2015 by and between Bank of China, Buji Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.7(a)	Maximum Guarantee Contract dated July 13, 2015 by and between Bank of China, Buji Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.7(b)	Maximum Guarantee Contract dated July 13, 2015 by and between Bank of China, Buji Sub-branch and Pan Dangyu (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.7(c)	Collateral Contract about buildings in Huizhou dated July 13, 2015 by and between Bank of China, Buji- Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.7(d)	Collateral Contract about a land use right in Huizhou dated July 13, 2015 by and between Bank of China, Buji - Sub- branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.2(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.8	Working Capital Loan Contract dated July 14, 2015 by and between Bank of China, Buji Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.9	Basic Credit Line Contract dated July 15, 2015 by and between Industrial Bank Co., Ltd., Longgang, Shenzhen Branch and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.9(a)	Maximum Guarantee Contract dated July 15, 2015 by and between Industrial Bank Co., Ltd., Longgang, Shenzhen Branch and Pan Dangyu (translated to English) (incorporated by reference from Exhibit 10.4(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.9(b)	Maximum Guarantee Contract dated July 15, 2015 by and between Industrial Bank Co., Ltd., Longgang, Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.4(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.10	Comprehensive Credit Line Contract dated July 16, 2015 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.10(a)	Maximum Guarantee Contract dated July 16, 2015 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.5(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.10(b)	Maximum Guarantee Contract dated July 16, 2015 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Pan Dangyu (translated to English) (incorporated by reference from Exhibit 10.5(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.10(c)	Maximum Guarantee Contract dated July 16, 2015 by and between China Minsheng Banking Co., Ltd. Shenzhen Branch and Huizhou Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.5(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.11	Working Capital Loan Contract dated August 26, 2015 by and between Bank of China, Buji Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.12	Working Capital Loan Contract dated September 17, 2015 by and between Bank of China, Buji Sub-branch and Springpower Technology (Shenzhen) Company Limited (translated to English) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.13	Working Capital Loan Contract dated September 17, 2015 by and between Bank of China, Buji Sub-branch and Shenzhen Highpower Technology Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.14	Offer Letter - Invoice Discounting/Factoring Agreement, effective October 28, 2015, by and between The Hongkong and Shanghai Banking Corporation Limited and Hong Kong Highpower Technology Company Limited, and corresponding guarantee contracts.

10.14(a)	Guarantee (Limited Amount) between The Hongkong and Shanghai Banking Corporation Limited and Shenzhen Highpower Technology Company Limited.

10.14(b)	Guarantee (Limited Amount) between The Hongkong and Shanghai Banking Corporation Limited and Springpower Technology (Shenzhen) Company Limited.

10.14(c)	Guarantee (Limited Amount) between The Hongkong and Shanghai Banking Corporation Limited and Huizhou Highpower Technology Company Limited.

10.14(d)	Guarantee (Limited Amount) between The Hongkong and Shanghai Banking Corporation Limited and Shanghai Banking Corporation Limited and Dangyu Pan.

10.15	Maximum Amount Comprehensive Credit Line Contract dated November 4, 2015, by and between Bank of Jiangsu, Shenzhen Sub-branch and Springpower Technology (Shenzhen) Company Limited, and corresponding guarantee contracts (translated to English).

10.15(a)	Maximum Amount Personal Joint Responsibility Guarantee between Bank of Jiangsu, Shenzhen Sub-branch and Pan Dangyu and Yin Zhoutao (translated to English).

10.15(b)	Maximum Amount Guaranty Contract between Bank of Jiangsu, Shenzhen Sub-branch Shenzhen Branch and Shenzhen Highpower Technology Company Limited (translated to English).

10.15(c)	Maximum Amount Guaranty Contract between Bank of Jiangsu, Shenzhen Sub-branch and Icon Energy System Company Limited (translated to English).

10.16	Comprehensive Credit Line Contract dated December 10, 2015, by and between Ping An Bank Co., Ltd. Shenzhen Branch and Shenzhen Highpower Technology Company Limited, and corresponding guarantee contracts (translated to English).

10.16(a)	Maximum Guarantee Contract between Ping An Bank Co., Ltd. Shenzhen Branch and Pan Dangyu (translated to English).

10.16(b)	Maximum Guarantee Contract between Ping An Bank Co., Ltd. Shenzhen Branch and Springpower Technology (Shenzhen) Company Limited (translated to English).

10.17	Working Capital Loan Contract dated December 24, 2015, by and between Industrial and Commercial Bank of China Ltd, Shenzhen Henggang Branch and Shenzhen Highpower Technology Company Limited, and corresponding guarantee contracts (translated to English).

10.17(a)	Guaranty Contract of Maximum Amount between Industrial and Commercial Bank of China, Shenshen Henggang Branch, and Hong Kong Highpower Technology Co., Ltd. (translated to English).

10.17(b)	Guaranty Contract of Maximum Amount between Industrial and Commercial Bank of China, Shenshen Henggang Branch, and Dangyu Pan (translated to English).

10.17(c)	Guaranty Contract of Maximum Amount between Industrial and Commercial Bank of China, Shenshen Henggang Branch, and Springpower Technology (Shenzhen) Company, Limited. (translated to English).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

23.1	Consent of Marcum Bernstein & Pinchuk LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan.

**	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of Highpower International, Inc.

We have audited the accompanying consolidated balance sheets of Highpower International, Inc. and Subsidiaries (together the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, as of as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk llp

New York, New York

March 29, 2016

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	December 31,	December 31,
	2015	2014
	$	$
ASSETS
Current Assets:
Cash	5,849,967	14,611,892
Restricted cash	11,656,204	15,396,827
Accounts receivable, net	36,139,866	32,316,607
Notes receivable	1,757,709	621,110
Prepayments	5,354,552	3,283,520
Other receivables	706,352	665,828
Inventories	19,218,331	22,268,069

Total Current Assets	80,682,981	89,163,853

Property, plant and equipment, net	47,464,186	50,437,718
Land use right, net	3,963,003	4,305,317
Intangible asset, net	550,000	600,000
Deferred tax assets	1,544,314	1,647,184

TOTAL ASSETS	134,204,484	146,154,072

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	36,077,396	44,562,647
Deferred income	879,944	1,887,409
Short-term loan	13,839,341	15,195,040
Notes payable	30,490,166	29,903,248
Other payables and accrued liabilities	6,292,492	5,896,547
Income taxes payable	1,783,013	1,968,656
Current portion of long-term loan	1,845,245	1,959,248

Total Current Liabilities	91,207,597	101,372,795

Warrant Liability	140,549	1,067,674
Long-term loan	-	1,959,247

TOTAL LIABILITIES	91,348,146	104,399,716

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	December 31,	December 31,
	2015	2014
	$	$

EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,101,679 shares issued and outstanding at December 31, 2015 and 15,084,746 shares issued and outstanding at December 31, 2014)	1,510	1,508
Additional paid-in capital	11,227,979	10,530,430
Statutory and other reserves	4,042,429	3,611,501
Retained earnings	24,098,175	20,675,021
Accumulated other comprehensive income	2,632,762	5,628,657

Total equity for the Company’s stockholders	42,002,855	40,447,117

Non-controlling interest	853,483	1,307,239

TOTAL EQUITY	42,856,338	41,754,356

TOTAL LIABILITIES AND EQUITY	134,204,484	146,154,072

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars except Number of Shares)

	For the years ended December 31,
	2015	2014
	$	$

Net sales	146,181,011	147,088,166
Cost of sales	(118,234,935)	(116,937,363)
Gross profit	27,946,076	30,150,803

Research and development expenses	(7,631,181)	(7,709,618)
Selling and distribution expenses	(6,728,692)	(6,551,755)
General and administrative expenses	(12,895,649)	(12,893,378)
Foreign currency transaction gain	2,474,154	273,900
Loss on derivative instruments	-	(54,406)
Total operating expenses	(24,781,368)	(26,935,257)

Income from operations	3,164,708	3,215,546

Gain on change of fair value of warrant liability	927,125	106,278
Other income	1,189,324	1,707,516
Interest expenses	(1,002,151)	(1,838,155)
Income before taxes	4,279,006	3,191,185

Income taxes expenses	(818,736)	(590,318)
Net income	3,460,270	2,600,867

Less: net loss attributable to non-controlling interest	(393,812)	(152,369)
Net income attributable to the Company	3,854,082	2,753,236

Comprehensive income
Net income	3,460,270	2,600,867
Foreign currency translation loss	(3,055,839)	(156,926)
Comprehensive income	404,431	2,443,941

Less: comprehensive loss attributable to non-controlling interest	(453,756)	(89,093)
Comprehensive income attributable to the Company	858,187	2,533,034

Earnings per share of common stock attributable to the Company
- Basic	0.26	0.19
- Diluted	0.25	0.18

Weighted average number of common stock outstanding
- Basic	15,096,166	14,739,073
- Diluted	15,286,196	15,154,239

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Stated in US Dollars except Number of Shares)

	Preferred	Common stock		Additional paid-in	Statutory and other	Retained	Accumulated other comprehensive	Non-controlling
	stock	Shares	Amount	capital	reserves	earnings	income	interest	Total

Balance, December 31, 2013	-	13,978,106	1,398	6,011,305	3,142,411	18,390,875	5,848,859	1,299,252	34,694,100
Proceeds from stock issuance, net		1,000,000	100	3,459,112					3,459,212
Change in non-controlling interest	-	-	-	(97,080)	-	-	-	97,080	-
Foreign currency translation adjustments	-	-	-	-	-	-	(220,202)	63,276	(156,926)
Share-based compensation expenses	-	106,640	10	1,157,093	-	-	-	-	1,157,103
Transfer to statutory and other reserves	-	-	-	-	469,090	(469,090)	-	-	-
Net income	-	-	-	-	-	2,753,236	-	(152,369)	2,600,867

Balance, December 31, 2014	-	15,084,746	1,508	10,530,430	3,611,501	20,675,021	5,628,657	1,307,239	41,754,356

Proceeds from exercise of stock options		16,933	2	44,532					44,534
Change in non-controlling interest	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	(2,995,895)	(59,944)	(3,055,839)
Share-based compensation expenses	-	-	-	653,017	-	-	-	-	653,017
Transfer to statutory and other reserves	-	-	-	-	430,928	(430,928)	-	-	-
Net income	-	-	-	-	-	3,854,082	-	(393,812)	3,460,270

Balance, December 31, 2015	-	15,101,679	1,510	11,227,979	4,042,429	24,098,175	2,632,762	853,483	42,856,338

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the years ended December 31,
	2015	2014
	$	$
Cash flows from operating activities
Net income	3,460,270	2,600,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,939,882	4,201,533
Allowance for doubtful accounts	949	768
Loss on disposal of property, plant and equipment	233,296	227,264
Loss on derivative instruments	-	62,801
Deferred income tax	9,107	(845,068)
Share based payment	653,017	1,288,916
Gain on change of fair value of warrant liability	(927,125)	(106,278)
Changes in operating assets and liabilities:
Accounts receivable	(5,446,752)	1,472,589
Notes receivable	(1,222,793)	388,137
Prepayments	(2,352,667)	1,661,111
Other receivable	(82,649)	391,965
Inventories	1,831,737	(2,602,659)
Accounts payable	(3,322,054)	5,672,372
Deferred income	1,890,332	1,880,776
Other payables and accrued liabilities	755,757	(1,867,493)
Income taxes payable	(74,111)	691,949
Net cash flows (used in) provided by operating activities	346,196	15,119,550

Cash flows from investing activities
Acquisition of plant and equipment	(11,256,553)	(8,881,328)
Net cash flows used in investing activities	(11,256,553)	(8,881,328)

Cash flows from financing activities
Proceeds from short-term bank loans	14,430,014	20,346,228
Repayment of short-term bank loans	(13,438,449)	(41,122,204)
Repayment of long-term bank loans	(1,924,002)	(1,952,362)
Proceeds from notes payable	63,544,496	52,258,487
Repayment of notes payable	(61,118,292)	(47,536,694)
Proceeds from issuance of capital stock and warrants, net	44,534	4,633,164
Change in restricted cash	2,966,205	13,038,071
Net cash flows provided by (used in) financing activities	4,504,506	(335,310)
Effect of foreign currency translation on cash	(2,356,074)	735,521
Net (decrease) increase in cash	(8,761,925)	6,638,433
Cash - beginning of year	14,611,892	7,973,459
Cash - end of year	5,849,967	14,611,892

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	883,740	743,437
Interest expenses	1,002,151	1,912,584
Non-cash transactions
Reduction of property, plant and equipment cost by realizing deferred income	2,547,545	672,675

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

HZ Highpower was dissolved in September 2015.

The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
Hong Kong Highpower Technology Co., Ltd ("HKHTC")	Hong Kong July 4, 2003	100%	Investment holding and marketing of batteries

Shenzhen Highpower Technology Co., Ltd ("SZ Highpower")	PRC October 8, 2002	100%	Manufacturing & marketing of NiMH batteries

Highpower Energy Technology (Huizhou) Co., Ltd ("HZ Highpower")	PRC January 29, 2008	100%	Dissolved

Springpower Technology (Shenzhen) Co., Ltd ("SZ Springpower")	PRC June 4, 2008	100%	Research & manufacturing of lithium batteries

Ganzhou Highpower Technology Co., Ltd ("GZ Highpower")	PRC September 21, 2010	70%	Processing, marketing and research of battery materials

Icon Energy System Co., Ltd. ("ICON")	PRC February 23, 2011	100%	Design and production of advanced battery packs and systems

Huizhou Highpower Technology Co., Ltd ("HZ HTC")	PRC March 8, 2012	100%	Manufacturing & marketing of lithium batteries

HIGHPOWERINTERNATIONAL, INCAND SUBSIDIARIES

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

No customer accounted for 10% or more of net sales during the year ended December 31, 2015 and 2014.

No supplier accounted for 10% or more of total purchase amount during the year ended December 31, 2015 and 2014.

As of December 31, 2015, there was one major customer accounted for 11.3% of the accounts receivable. And none of the Company’s customers accounted for 10% or more of the accounts receivable as of December 31, 2014.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Cash

Cash include all cash and deposits in banks with initial maturities of three months or less.

Restricted cash

Restricted cash include time deposits and cash security for bank acceptance bills.

Accounts receivable, net

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

Notes receivable, net

Notes receivable represent banks’ and commercial acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months.

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

Intangible assets

Intangible assets represent a royalty-bearing, non-exclusive license to use certain patents owned by an unrelated party ("License Provider"), to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (“Consumer Batteries”) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by License Provider to manufacture, sell and distribute Consumer Batteries. The value of the licenses was established based on historic acquisition costs.

An exclusive proprietary technology contributed by the four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower is recorded at the four management members’ historical cost basis of nil.

Intangible assets are amortized over their estimated useful lives of 20 years, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist.

Government grants

Government grants are recognized when received and all the conditions for their receipt have been met.

Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the consolidated balance sheet as deferred income and deducted in calculating the carrying amount of the related asset. The revenue from such grants is recognized in profit or loss over the life of the related depreciable asset as a reduction of depreciation expense. As of December 31, 2015 and 2014, the Company recorded deferred income of $879,944 and $1,887,409, respectively, for the government grants to purchase non-current assets.

Government grants as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related benefit are recognized as other income in the period in which they become receivable. Approximately $563,485 and $330,302 government grant were recognized as other income in 2015 and 2014, respectively.

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

Shipping and handling

Shipping and handling expenses are recorded as selling expenses when occurred. Shipping and handling expenses relating to sales were $1,015,996 and $971,240 respectively for the years ended December 31, 2015 and 2014.

Research and development

Research and development expenses include expenses directly attributable to the conduct of research and development programs, including the expenses of salaries, employee benefits, materials, supplies, and maintenance of research equipment. All expenses associated with research and development are expensed as incurred.

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. No significant advertising expense was recorded for the years ended December 31, 2015 and 2014.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of December 31, 2015 and 2014.

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

Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. The Company’s reportable segments are based on products, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Therefore the Company categorizes its business into three reportable segments, namely (i) Lithium Batteries; (ii) Ni-MH Batteries; and (iii) New Material.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash, restricted cash, trade and other receivables, deposits, trade and other payables and bank borrowings, approximate their fair values due to the short-term maturity of such instruments.

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

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. This guidance will be effective as to us on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company plans to early adopt this standard beginning with the 2016 fiscal year, but does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, or related disclosures.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

3.	Restricted cash

As of December 31, 2015 and December 31, 2014, restricted cash consisted of the following:

	December 31,	December 31,
	2015	2014
	$	$
Securities for bank acceptance bill	11,392,231	10,689,297
Time deposits	263,973	4,707,530
	11,656,204	15,396,827

During the year ended December 31, 2015, the Company repaid a series of short-term borrowings which resulted in a decrease in time deposits as of December 31, 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Accounts receivable, net

As of December 31, 2015 and December 31, 2014, accounts receivable consisted of the following:

	December 31,	December 31,
	2015	2014
	$	$
Accounts receivable	38,211,951	34,816,914
Less: allowance for doubtful debts	2,072,085	2,500,307
	36,139,866	32,316,607

The Company recorded bad debt expense of $949 and $768, respectively, during the years ended December 31, 2015 and 2014, The Company wrote off accounts receivable of $403,735 and $2,950, respectively, in the years ended December 31, 2015 and 2014.

5.	Prepayments

	December 31,	December 31,
	2015	2014
	$	$
Purchase deposits paid	3,752,125	1,793,599
Value-added tax prepayment	546,358	384,008
Rental deposit	414,843	266,556
Deferred insurance fee	206,424	97,005
Advances to staff for operations	39,886	122,452
Other deposits and prepayments	394,916	619,900
	5,354,552	3,283,520

Other deposits and prepayments represent deferred expenses and prepayments to services providers.

6.	Other receivables

	December 31,	December 31,
	2015	2014
	$	$
Compensation receivable for land occupation	486,370	516,418
Others	219,982	149,410
	706,352	665,828

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Inventories

	December 31,	December 31,
	2015	2014
	$	$
Raw materials	4,320,455	4,341,675
Work in progress	4,568,530	3,949,778
Finished goods	9,994,401	13,685,166
Packing materials	17,167	20,137
Consumables	317,778	271,313
	19,218,331	22,268,069

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to fair value. $1,451,553 and $777,638 was written down for inventories in the years ended December 31, 2015 and 2014, respectively.

8.	Property, plant and equipment

	December 31,	December 31,
	2015	2014
	$	$
Cost
Construction in progress	1,678,961	715,821
Furniture, fixtures and office equipment	3,882,594	3,754,990
Leasehold improvement	4,092,668	3,763,290
Machinery and equipment	29,295,041	28,180,306
Motor vehicles	1,643,173	1,479,921
Building	23,046,056	25,414,914
	63,638,493	63,309,242
Less: accumulated depreciation	16,174,307	12,871,524
	47,464,186	50,437,718

The Company recorded depreciation expenses of $4,794,162 and $4,054,403 for the years ended December 31, 2015 and 2014, respectively.

During the years ended December 31, 2015 and 2014, the Company deducted deferred income related to government grants of $2,547,545 and $672,675, respectively, in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of December 31, 2015. The carrying amount of the building was $9,715,879 and $10,573,369 as of December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015, the buildings comprising the Ganzhou facilities were pledged as collateral for line of credit, which were used for short-term loans and bank guarantee promissory notes. The carrying amount of the building was $2,703,743 as of December 31, 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Land use rights

	December 31,	December 31,
	2015	2014
	$	$
Cost
Land located in Huizhou	3,301,923	3,505,921
Land located in Ganzhou	1,288,146	1,367,729
	4,590,069	4,873,650
Accumulated amortization	(627,066)	(568,333)
Net	3,963,003	4,305,317

As of December 31, 2015 land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

2016	95,720
2017	95,720
2018	95,720
2019	95,720
2020	95,720
Thereafter	3,484,403
3,963,003

The Company recorded amortization expenses of $95,720 and $97,130 for the years ended December 31, 2015 and 2014, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of December 31, 2015 and December 31, 2014. The land use right for Land located in Ganzhou City was pledged as collateral for bank loans as of December 31, 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Intangible asset

	December 31,	December 31,
	2015	2014
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(450,000)	(400,000)
Net	550,000	600,000

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement with a License Provider over a period of 20 years on the straight line basis over the estimated useful life of the underlying technology, which is based on the Company’s assessment of existing battery technology, current trends in the battery business, potential developments and improvements, and the Company’s current business plan.

As of December 31, 2015, the Company had an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in selling and distribution costs for the years ended December 31, 2015 and 2014 were $50,000 and $50,000, respectively.

11.	Other payables and accrued liabilities

	December 31,	December 31,
	2015	2014
	$	$
Accrued expenses	3,816,940	3,649,806
Royalty payable	461,055	580,032
VAT payable	959,422	405,859
Sales deposits received	562,696	911,947
Other payables	492,379	348,903
	6,292,492	5,896,547

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation

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

In China, the companies granted with National High-tech Enterprise (“NHTE”) status enjoy 15% income tax rate. This status needs to be renewed every three years. In 2008, SZ Highpower received NHTE status, which was renewed in 2011 and recently renewed in 2014. In 2013, SZ Springpower received NHTE status. In 2014, both GZ Highpower and ICON received NHTE status. In 2015, HZ HTC received NHTE status. If these subsidiaries fail to renew NHTE status, they will be subject to income tax at a rate of 25% after the expiration of NHTE status. All the PRC subsidiaries received NHTE status and enjoy 15% income tax rate for calendar year 2015.

The components of the provision for income taxes expenses are:

	For the year ended December 31,
	2015	2014
	$	$
Current	809,629	1,435,386
Deferred	9,107	(845,068)
Total	818,736	590,318

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	For the year ended December 31,
	2015	2014
	$	$
Income before tax	4,279,006	3,191,185

Provision for income taxes at applicable income tax rate	988,833	587,347
Effect of preferential tax rate	60,060	(607,461)
R&D expenses eligible for super deduction	(546,156)	(98,605)
Non-deductible expenses	59,122	58,643
Change in valuation allowance	256,877	650,394
Effective enterprise income tax	818,736	590,318

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	December 31,	December 31,
	2015	2014
	$	$

Tax loss carry-forward	3,382,543	3,798,290
Allowance for doubtful receivables	47,197	111,637
Allowance for inventory obsolescence	217,733	138,458
Difference for sales cut-off	33,071	20,572
Deferred income	131,992	283,111
Property, plant and equipment subsidized by government grant	490,883	100,901
Total gross deferred tax assets	4,303,419	4,452,969
Valuation allowance	(2,759,105)	(2,805,785)
Total net deferred tax assets	1,544,314	1,647,184

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank guarantee promissory notes which are non-interest bearing and generally mature within six months. The outstanding bank guarantee promissory notes are secured by restricted cash deposited in banks and $991,833 note receivable of HZ HTC. Outstanding bank guarantee promissory notes payable were $30,379,170 and $29,380,782 as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company issued $110,996 trade acceptances to suppliers. These trade acceptances are non-interest bearing and mature within six months. No security deposit is needed. The trade acceptance as of December 31, 2014 was 522,466.

14.	Short-term loans

	December 31,	December 31,
	2015	2014
	$	$
Short- term bank loans guaranteed and repayable within one year	13,839,341	15,195,040

As of December 31, 2015, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $3,963,003, the building with a carrying amount of $12,419,622.

The loans as of December 31, 2015 were primarily obtained from four banks with interest rates ranging from 4.35% to 6.06% per annum. The interest expenses were $739,662 and $1,472,013 for the years ended December 31, 2015 and 2014, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of December 31, 2015 and 2014:

	December 31, 2015
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	7/13/2015	9/13/2016	13,762,455	4,707,595
Bank of China	7/1/2015	6/30/2016	11,203,276	155,498
Ping An Bank Co., Ltd	12/10/2015	12/9/2016	10,763,931	3,878,818
China Minsheng Banking Corp., LTD.	7/16/2015	7/16/2016	4,393,441	1,916,253
Industrial Bank CO., LTD.	7/15/2015	7/15/2016	9,226,227	7,079,785
China Everbright Bank	6/23/2015	6/22/2016	7,688,523	3,647,289
Industrial and Commercial Bank of China	10/1/2015	10/1/2016	7,688,523	4,613,113
Jiang Su Bank Co., Ltd	11/4/2015	11/3/2016	2,306,557	995,703
Hongkong and Shanghai Banking Corporation Limited	9/1/2015	7/15/2016	8,000,000	8,000,000
Total			75,032,933	34,994,054

	December 31, 2014
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	3/10/2014	3/10/2015	12,653,474	424,823
Bank of China	7/23/2014	7/23/2015	3,965,144	67,516
Ping An Bank Co., Ltd	10/20/2014	10/19/2015	11,428,945	295,818
China Minsheng Banking Corp., LTD	5/22/2014	5/22/2015	3,265,413	-
Shenzhen Baoan Guiyin County Bank	11/19/2014	11/18/2015	4,734,848	1,750,151
Industrial and Commercial Bank of China	7/26/2012	7/25/2015	6,530,826	3,918,496
China Citic Bank	6/25/2014	6/25/2015	8,046,910	6,788,093
Industrial Bank Co., Ltd	10/23/2014	10/23/2015	6,530,825	4,430,636
Jiang Su Bank Co., Ltd	10/28/2014	9/11/2015	4,898,119	4,898,119
Total			62,054,504	22,573,652

The lines of credits from Bank of China, Ping An Bank Co., Ltd, China Minsheng Banking Corp., LTD., Industrial Bank CO., LTD., China Everbright Bank, Industrial and Commercial Bank of China, and Hongkong and Shanghai Banking Corporation Limited are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The lines of credits from Jiang Su Bank Co., Ltd are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife.

Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans. As of December 31, 2015 and December 31, 2014, the Company was in compliance with all material covenants in its loan agreements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Long-term loans

	December 31,	December 31,
	2015	2014
	$	$
Long term loans from Bank of China	1,845,245	3,918,495
Less: current portion of long-term borrowings	1,845,245	1,959,248
Long-term borrowings, net of current portion	-	1,959,247

On January 13, 2012, the Company borrowed $8,198,065 (RMB50 million) from Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is five-year long-term loan, with an annual interest rate of 5.23%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of December 31, 2015. Interest expenses are to be paid quarterly.

The interest expenses were $219,704 and $366,142 for the years ended December 31, 2015 and 2014, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date. The repayment schedule of the principal is summarized as in below table:

$
2016	1,845,245
1,845,245

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of December 31, 2015, 583,141 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2014	1,105,000	2.87	8.51

Granted	-	-	-
Exercised	(200,000)	2.41	-
Forfeited	(44,714)	2.63	-
Canceled	(100,000)	3.55	-
Outstanding, December 31, 2014	760,286	2.92	7.78
Exercisable, December 31, 2014	413,620	3.16	6.98

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based compensation (continued)

Options Granted to Employees (continued)

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	760,286	2.92	7.78

Granted	75,000	4.43	-
Exercised	(16,933)	2.63	-
Forfeited	(26,336)	2.63	-
Canceled	(5,091)	2.63	-
Outstanding, December 31, 2015	786,926	3.08	6.90
Exercisable, December 31, 2015	587,407	3.16	6.56

The aggregate intrinsic value of options vested and expected to vest as of December 31, 2015 and December 31, 2014 was approximately $178,000 and $1.43 million, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the year ended December 31, 2015, the Company granted options to purchase 75,000 shares to two employees at a weighted average exercise price of $4.43 per share. Nine employees exercised their option to purchase 16,933 shares of the Company’s common stock. Six employees had resigned and their options to purchase a total of 26,336 shares of the Company’s common stock were forfeited. These employees had resigned with 20,166 shares vested, which if not exercised with 90 days after termination they will be cancelled. Of these vested shares 7,735 were exercised and 5,091 were cancelled in the period, and 7,340 were outstanding and exercisable as of December 31, 2015.

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

Restricted Stock Awards Granted to Employees

During the year ended December 31, 2013 the Company granted 246,000 shares of restricted stock to members of the Board of Directors as Restricted Stock Awards (“RSA”) under 2008 Plan. The RSAs granted in 2013 had the following vesting periods; 30% immediately upon grant, 30% vest on first anniversary of the grant date, and 40% vest on the second anniversary of grant date. The RSAs are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee. There were no RSAs granted to employees during the year ended December 31, 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based compensation (continued)

Options Granted to Employees (continued)

The following table summarizes the restricted stock awards activities for the nine months ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
$
Outstanding, January 1, 2015	98,400	2.81	0.77

Granted	-	-
Released	(98,400)	2.81
Forfeited	-	-	-
Outstanding, December 31, 2015	-	-	-
Expected to vest, December 31, 2015	-	-	-

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

Also, in connection with this consulting agreement, on January 17, 2014 the Company issued five year warrants to purchase 200,000 shares of the Company’s common stock. The shares were fully vested upon issuance and the aggregate fair value of the warrants was approximately $390,000, which was calculated using the Black-Scholes pricing model, with the following weighted-average assumptions:

	For the years ended December 31,
	2015	2014
Expected volatility	N/A	83.6%
Risk-free interest rate	N/A	1.64%
Expected term from grant date (in years)	N/A	5.0
Dividend rate	N/A	-
Fair value	N/A	$1.95

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Share-based compensation (continued)

Options Granted to Employees (continued)

Expected Term

The expected term of the warrants issued during the year ended December 31, 2014, represents the remaining contractual term of the warrants.

Expected Volatility

The expected volatility used for the year ended December 31, 2014 is based upon the Company’s own trading history.

Risk-Free Interest Rate

The risk-free interest rate assumption is based on U.S. Treasury instruments with a term consistent with the remaining contractual term of the warrants outstanding during the first quarter of 2014.

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

Total Share-based Compensation Expenses

As of December 31, 2015 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $304,000, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.13 years.

In connection with the grant of stock options, restricted stock awards and warrants to employees and nonemployees, the Company recorded stock-based compensation charges of $653,000 and $nil, respectively, for the year ended December 31, 2015 and stock-based compensation charges of $767,000 and $522,000, respectively, for the year ended December 31, 2014.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2015 and 2014.

	Year ended December 31,
	2015	2014
	$	$
Numerator:
Net income attributable to the Company	3,854,082	2,753,236

Denominator:
Weighted-average shares outstanding
- Basic	15,096,166	14,739,073
-diluted	15,286,196	15,154,239

Earnings per common share
- Basic	0.26	0.19
- diluted	0.25	0.18

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

786,926 shares of outstanding stock options, 31,427 shares of forfeited or expired stock options and 16,933 shares of warrants with a total dilutive effect of 190,029 shares were included in the computation of diluted EPS for the year ended December 31, 2015. There were 540,001 options and warrants outstanding as of December 31, 2015, which were not included in the computation of diluted EPS for the year ended December 31, 2015 because of their excise price would be above average market value.

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

The fair value of the warrant liability is re-measured at each reporting period and recorded as a gain or loss on fair value of warrant liability. As of December 31, 2015 and December 31, 2014 the fair value of warrant liability was $140,549 and $1,067,674, respectively. For the years ended December 31, 2015 and 2014, the Company recognized a gain of $927,125 and $106,278, respectively, on the change in the fair value of the warrant liability.

The fair values of the warrants were calculated using the Black-Scholes pricing model with the following assumptions as of December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Expected volatility	79.85%	86.4%
Risk-free interest rate	0.56%	0.79%
Expected term (in years)	1.30	2.29
Dividend rate	-	-
Fair value	$0.81	$2.14

In conjunction with the securities offering transaction, the Company issued three year warrants to investment bankers to purchase 40,000 shares of the Company’s common stock at $6.33 per share. The aggregate fair value of the warrants was $94,982, which was recognized as a share-based compensation and resulted in an increase of additional paid-in capital. As such compensation was offering cost, it resulted in a reduction in additional paid-in capital. Hence, such transaction had no net impact on the Company’s financial position as of December 31, 2015.

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

The total amounts for such employee benefits, which were expensed as incurred, were $1,868,879 and $1,489,130 for the years ended December 31, 2015 and 2014, respectively.

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

As of December 31, 2015 and 2014, non-controlling interest related to GZ Highpower in the consolidated balance sheet was $853,483 and $1,307,239, respectively.

For the years ended December 31, 2015 and 2014, non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $393,812 and $152,369, respectively.

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2016 to 2026,with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of December 31, 2015 are as follows:

$
2016	1,677,739
2017	654,363
2018	338,549
2019	338,549
2020	338,549
Thereafter	1,805,596
5,153,345

Rent expenses for the years ended December 31, 2015 and 2014 were $1,639,444 and $1,589,757, respectively.

Capital commitments

The Company has no capital commitments as of December 31, 2015 and 2014, respectively.

Contingencies

On January 14, 2016, FirsTrust China, Ltd filed an amended complaint in the Delaware Chancery Court (amending its initial complaint filed February 25, 2015) naming Highpower as the defendant asserting a cause of action for breach of contract and conversion of stock, and seeking damages in the form of issuance of 150,000 shares or the value of such shares, plus interest thereon, attorneys’ fees and costs and expenses. On February 4, 2016, Highpower filed an answer, affirmative defenses and counterclaim against FirsTrust asserting claims for equitable rescission, declaratory relief and breach of contract, and seeking rescission of the contract, return of the 200,000 warrants and 150,000 shares of Highpower stock previously issued to FirsTrust, plus interest, attorneys’ fees and costs and expenses. The Company believes that it has meritorious defenses to this claim and intends to defend the claim vigorously.

HIGHPOWERINTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

23.	Segment information

The reportable segments are components of the Company that offer different products and are separately managed, with separate financial information available that is separately evaluated regularly by the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, in determining the performance of the business. The Company categorizes its business into three reportable segments, namely (i) Lithium Batteries; (ii) Ni-MH Batteries; and (iii) New Materials.

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	For the years ended December 31,
	2015	2014
	$	$
Net sales
Lithium Batteries	78,624,405	68,434,832
Ni-MH Batteries	64,566,252	74,971,144
New Materials	2,990,354	3,682,190
Total	146,181,011	147,088,166

Cost of Sales
Lithium Batteries	63,644,284	54,072,611
Ni-MH Batteries	50,842,135	59,546,738
New Materials	3,748,516	3,318,014
Total	118,234,935	116,937,363

Gross Profit
Lithium Batteries	14,980,121	14,362,221
Ni-MH Batteries	13,724,117	15,424,406
New Materials	(758,162)	364,176
Total	27,946,076	30,150,803

	December 31,2015	December 31,2014
	$	$
Total Assets
Lithium Batteries	82,006,317	86,339,973
Ni-MH Batteries	41,590,201	50,275,286
New Materials	10,607,966	9,538,813
Total	134,204,484	146,154,072

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	For the years ended December 31,
	2015	2014
	$	$
Net sales
China mainland	68,201,408	69,271,339
Asia, others	43,547,384	37,699,071
Europe	26,101,398	29,853,397
North America	7,450,898	9,335,245
South America	499,669	426,664
Africa	190,489	289,104
Others	189,765	213,346
	146,181,011	147,088,166

F-33

	December 31,	December 31,
	2015	2014
	$	$
Accounts receivable
China mainland	23,832,388	17,282,481
Asia, others	6,443,781	8,662,503
Europe	5,324,389	5,747,058
North America	433,458	296,572
South America	-	211,391
Africa	55,240	81,962
Others	50,610	34,640
	36,139,866	32,316,607