Form 10-Q
period 2016-03-31
Highpower International, Inc.
filed 2016-05-16
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

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

The registrant had 15,101,679 shares of common stock, par value $0.0001 per share, outstanding as of May 16, 2016.

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED March 31, 2016

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	6,749,909	5,849,967
Restricted cash	9,250,815	11,656,204
Accounts receivable, net	30,004,722	36,139,866
Notes receivable	1,795,942	1,757,709
Prepayments	5,979,026	5,354,552
Other receivables	791,895	706,352
Inventories	19,922,932	19,218,331

Total Current Assets	74,495,241	80,682,981

Property, plant and equipment, net	47,655,212	47,464,186
Land use right, net	3,967,322	3,963,003
Other assets	537,500	550,000
Deferred tax assets	1,683,069	1,544,314

TOTAL ASSETS	128,338,344	134,204,484

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	33,970,319	36,077,396
Deferred income	861,369	879,944
Short-term loan	15,406,054	13,839,341
Notes payable	25,177,482	30,490,166
Other payables and accrued liabilities	6,882,074	6,292,492
Income taxes payable	1,885,389	1,783,013
Current portion of long-term loan	1,393,512	1,845,245

Total Current Liabilities	85,576,199	91,207,597

Warrant Liability	21,080	140,549

TOTAL LIABILITIES	85,597,279	91,348,146

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,101,679 shares issued and outstanding at March 31, 2016 and December 31, 2015)	1,510	1,510
Additional paid-in capital	11,338,689	11,227,979
Statutory and other reserves	4,042,429	4,042,429
Retained earnings	23,755,567	24,098,175
Accumulated other comprehensive income	2,878,209	2,632,762

Total equity for the stockholders of Highpower International Inc.	42,016,404	42,002,855

Non-controlling interest	724,661	853,483

TOTAL EQUITY	42,741,065	42,856,338

TOTAL LIABILITIES AND EQUITY	128,338,344	134,204,484

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except Number of Shares)

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$

Net sales	29,097,055	32,137,648
Cost of sales	(23,220,016)	(26,581,934)
Gross profit	5,877,039	5,555,714

Research and development expenses	(1,622,883)	(1,674,124)
Selling and distribution expenses	(1,535,036)	(1,798,722)
General and administrative expenses	(3,069,714)	(3,024,751)
Foreign currency transaction (loss) gain	(90,436)	370,311

Total operating expenses	(6,318,069)	(6,127,286)

Loss from operations	(441,030)	(571,572)

Change in fair value of warrant liability	119,469	346,299
Other income	155,928	230,092
Interest expenses	(274,992)	(268,642)
Net loss before taxes	(440,625)	(263,823)

Income taxes (expenses) benefit	(35,504)	95,256
Net loss	(476,129)	(168,567)

Less: net loss attributable to non-controlling interest	(133,521)	(45,209)
Net loss attributable to Highpower International Inc.	(342,608)	(123,358)

Comprehensive loss
Net loss	(476,129)	(168,567)
Foreign currency translation gain (loss)	250,146	(204,761)
Comprehensive loss	(225,983)	(373,328)

Less: comprehensive loss attributable to non-controlling interest	(128,822)	(49,173)
Comprehensive loss attributable to Highpower International Inc.	(97,161)	(324,155)

Loss per share of common stock attributable to Highpower International Inc.
- Basic and Diluted	(0.02)	(0.01)

Weighted average number of common stock outstanding
- Basic and Diluted	15,101,679	15,086,169

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net loss	(476,129)	(168,567)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,256,379	1,246,043
Allowance for doubtful accounts	-	21
Loss on disposal of property, plant and equipment	52,218	11,709
Deferred income tax	127,117	(187,373)
Share based payment	110,710	121,361
Change in fair value of warrant liability	(119,469)	(346,299)
Changes in operating assets and liabilities:
Accounts receivable	6,287,966	1,576,803
Notes receivable	(25,833)	(2,309,732)
Prepayments	(582,543)	(1,434,905)
Other receivable	(79,930)	33,367
Inventories	(566,489)	434,169
Accounts payable	(2,600,952)	(5,404,188)
Other payables and accrued liabilities	544,018	(127,282)
Income taxes payable	89,225	39,612
Net cash flows provided by (used in) operating activities	4,016,288	(6,515,261)

Cash flows from investing activities
Acquisitions of plant and equipment	(1,059,030)	(1,664,663)
Net cash flows used in investing activities	(1,059,030)	(1,664,663)

Cash flows from financing activities
Proceeds from short-term bank loans	1,457,726	-
Repayment of long-term bank loans	(460,335)	(488,250)
Proceeds from notes payable	9,482,054	16,882,947
Repayment of notes payable	(14,956,180)	(12,237,353)
Proceeds from exercise of employee options	-	9,339
Change in restricted cash	2,463,747	(609,041)
Net cash flows (used in) provided by financing activities	(2,012,988)	3,557,642
Effect of foreign currency translation on cash and cash equivalents	(44,328)	(66,650)
Net increase (decrease) in cash and cash equivalents	899,942	(4,688,932)
Cash and cash equivalents - beginning of period	5,849,967	14,611,892
Cash and cash equivalents - end of period	6,749,909	9,922,960

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	73,396	52,505
Interest expenses	274,992	268,642
Non-cash transactions
Reduction of property, plant and equipment cost by realizing deferred income	20,892	-

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

1.	Organization and basis of presentation

The consolidated financial statements include the financial statements of Highpower International, Inc. ("Highpower") and its subsidiaries, Hong Kong Highpower Technology Company Limited ("HKHTC"), Shenzhen Highpower Technology Company Limited ("SZ Highpower"), Springpower Technology (Shenzhen) Company Limited ("SZ Springpower"), Ganzhou Highpower Technology Company Limited ("GZ Highpower"), Icon Energy System Company Limited ("ICON") and Huizhou Highpower Technology Co., Ltd (HZ HTC). Highpower and its subsidiaries are collectively referred to as the "Company".

Highpower was incorporated in the State of Delaware on January 3, 2006. HKHTC was incorporated in Hong Kong on July 4, 2003. All other subsidiaries are incorporated in the People’s Republic of China (“PRC”).

On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847). On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,530,825) and the additional capital of RMB10,000,000 was contributed by SZ Highpower. As of March 31, 2016, SZ Highpower holds 70% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 30%.

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

Highpower Energy Technology (Huizhou) Company Limited (“HZ Highpower”) which was formed by HKHTC in 2008, was dissolved in September 2015. The subsidiary did not commence operation since establishment. Therefore, the Company did not consider it as a strategic shift.

The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
HKHTC	Hong Kong July 4, 2003	100%	Investment holding and marketing of batteries

SZ Highpower	PRC October 8, 2002	100%	Manufacturing & marketing of NiMH batteries

SZ Springpower	PRC June 4, 2008	100%	Research & manufacturing of lithium batteries

GZ Highpower	PRC September 21, 2010	70%	Processing, marketing and research of battery materials

ICON	PRC February 23, 2011	100%	Design and production of advanced battery packs and systems

HZ HTC	PRC March 8, 2012	100%	Manufacturing & marketing of lithium batteries

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2016 and for the three ended March 31, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC on March 29, 2016.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of March 31, 2016, its consolidated results of operations and cash flows for the three months ended March 31, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of consolidation

The consolidated financial statements include the accounts of Highpower and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Non-controlling interests represent the equity interest in the GZ Highpower that is not attributable to the Company.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenues; the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair values of financial instruments; and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ significantly from these estimates.

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

No customer accounted for 10% or more of total sales during the three months ended March 31, 2016 and 2015.

There was one major supplier that accounted for 14.4% of the total purchase amount during the three months ended March 31, 2016. And no supplier accounted for 10% or more of the total purchase amount during the three months ended March 31, 2015.

There was one major customer that accounted for 11.5% and 11.3% of the accounts receivable as of March 31, 2016 and December 31, 2015, respectively.

Cash

Cash include all cash and deposits in banks with initial maturities of three months or less.

Restricted cash

Restricted cash include time deposits and cash security for bank acceptance bills included in notes payable.

Accounts receivable

Accounts receivable are stated at the original amount less an allowance for doubtful receivables, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. Bad debts are written off against the allowance after all collection efforts have ceased. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable.

Notes receivable

Notes receivable represent banks’ and commercial acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within one year.

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

Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Buildings	2.5% -5%
Furniture, fixtures and office equipment	20%
Leasehold improvement	Shorter of the remaining lease terms or estimated useful lives
Machinery and equipment	10%
Motor vehicles	20%

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

Land use rights

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

Other assets

Other assets represent a royalty-bearing, non-exclusive license to use certain patents owned by an unrelated party ("License Provider"), to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (“Consumer Batteries”) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by License Provider to manufacture, sell and distribute Consumer Batteries. The value of the licenses was established based on historic acquisition costs.

An exclusive proprietary technology contributed by the four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower is recorded at the four management members’ historical cost basis of $nil.

Government grants

Government grants are recognized when received and all the conditions for their receipt have been met.

Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the consolidated balance sheet as deferred income and subsequently deducted in calculating the carrying amount of the related asset after the purchase, construction or acquisition completed. As of March 31, 2016 and December 31, 2015, the Company recorded deferred income of $861,369 and $879,944, respectively, for the government grants to purchase non-current assets.

Government grants for the purpose of giving immediate financial support to the Company by local government are recognized as other income when received. In the three months ended March 31, 2016 and 2015, $6,669 and $109,295 of government grants were recognized as other income, respectively.

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

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No significant advertising expense was recorded for the three months ended March 31, 2016 and 2015.

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

Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the fair value of the equity instrument issued or committed to be issued, as this is more reliable than the fair value of the services received. The fair value is measured at the earlier of date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of March 31, 2016 and December 31, 2015.

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

Loss per share

Basic loss per share is computed by dividing loss attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted earnings per share (“EPS”) reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. This guidance will be effective as to us on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers, or ASU 2016-10. These new standards will identify performance obligations. The Company is currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

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

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718). Under this update, share-based payment transactions simplified several aspects of the accounting, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

3.	Restricted cash

As of March 31, 2016 and December 31, 2015, restricted cash consisted of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Securities for bank acceptance bill	9,250,815	11,392,231
Time deposits	-	263,973
	9,250,815	11,656,204

4.	Accounts receivable, net

As of March 31, 2016 and December 31, 2015, accounts receivable consisted of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Accounts receivable	32,077,851	38,211,951
Less: allowance for doubtful debts	2,073,129	2,072,085
	30,004,722	36,139,866

5.	Prepayments

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Purchase deposits paid	4,424,535	3,752,125
Value-added tax (“VAT”) prepayment	118,580	546,358
Rental deposit	417,625	414,843
Prepaid insurance fee	287,969	206,424
Advances to employee for daily operations	349,562	39,886
Other deposits and prepayments	380,755	394,916
	5,979,026	5,354,552

Other deposits and prepayments represent prepaid expenses and prepayments to services providers.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

6.	Other receivables

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Compensation receivable for land occupation	489,736	486,370
Others	302,159	219,982
	791,895	706,352

7.	Inventories

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Raw materials	6,295,049	4,320,455
Work in progress	3,809,284	4,568,530
Finished goods	9,481,031	9,994,401
Packing materials	18,608	17,167
Consumables	318,960	317,778
	19,922,932	19,218,331

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to net realizable value. $991,784 was written down for inventories in the three months ended March 31, 2016 and $1,451,553 was written down for inventories in the year ended December 31, 2015.

8.	Property, plant and equipment, net

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Cost
Construction in progress	1,253,755	1,678,961
Furniture, fixtures and office equipment	4,007,455	3,882,594
Leasehold improvement	5,120,342	4,092,668
Machinery and equipment	29,518,487	29,295,041
Motor vehicles	1,691,856	1,643,173
Buildings	23,451,888	23,046,056
	65,043,783	63,638,493
Less: accumulated depreciation	17,388,571	16,174,307
	47,655,212	47,464,186

The Company recorded depreciation expenses of $1,220,977 and $1,209,252 for the three months ended March 31, 2016 and 2015, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

8.	Property, plant and equipment, net (continued)

During the three months ended March 31, 2016, the Company deducted deferred income related to government grants of $20,892 in calculating the carrying amount of property, plant and equipment. During the year ended December 31, 2015, the Company deducted deferred income related to government grants of $2,547,545 in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities have been pledged as collateral for bank loans as of March 31, 2016 and December 31, 2015. The buildings comprising the Ganzhou facilities have been pledged as collateral for short-term loans and bank acceptance bills drawn under certain lines of credit (see Note 15) as of March 31, 2016 and December 31, 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

9.	Land use rights, net

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Cost
Land located in Huizhou	3,324,776	3,301,923
Land located in Ganzhou	1,297,061	1,288,146
	4,621,837	4,590,069
Accumulated amortization	(654,515)	(627,066)
Net	3,967,322	3,963,003

As of March 31, 2016, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

$
Remaining 2016	68,705
2017	91,607
2018	91,607
2019	91,607
2020	91,607
thereafter	3,532,189
3,967,322

The Company recorded amortization expenses of $22,902 and $24,291 for the three months ended March 31, 2016 and 2015, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the land use right for land located in Ganzhou City was pledged as collateral for line of credit, which was used for short-term loans and bank acceptance bills.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

10.	Other assets

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Cost
Consumer battery license fee	1,000,000	1,000,000

Accumulated amortization	(462,500)	(450,000)
Net	537,500	550,000

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement with a License Provider over a period of 20 years on the straight line basis over the terms of license.

As of March 31, 2016 and December 31, 2015, the Company has an exclusive proprietary technology with historical cost of zero but still in use. The exclusive proprietary technology was contributed by four founding management members of GZ Highpower in exchange for the paid-in capital of GZ Highpower. The historical cost basis was recorded at $nil at the four management members’ historical cost basis.

Amortization expenses included in research and development expenses were $12,500 for the three months ended March 31, 2016 and 2015.

11.	Other payables and accrued liabilities

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Accrued expenses	3,526,616	3,816,940
Royalty payable	464,246	461,055
VAT payable	759,350	959,422
Sales deposits received	801,859	562,696
Other payables	1,330,003	492,379
	6,882,074	6,292,492

Other payables mainly represent department expenses payable and scholarship funds payable.

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

2) Income tax

United States

Highpower was incorporated in Delaware and is subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%. As Highpower does not conduct any business in the U.S., it is not subject to U.S. federal income tax or Delaware state corporate income tax. No deferred U.S. taxes are recorded since all accumulated profits in the PRC will be permanently reinvested in the PRC.

Hong Kong

HKHTC, which is incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income.

In China, the companies granted with National High-tech Enterprise (“NHTE”) status enjoy 15% income tax rate. This status needs to be renewed every three years. As of March 31, 2016, SZ Higpower, SZ Springpower, GZ Highpower, ICON and HZ HTC received NHTE status. If these subsidiaries fail to renew NHTE status, they will be subject to income tax at a rate of 25% after the expiration of NHTE status.

All the PRC subsidiaries received NHTE status and enjoy 15% income tax rate for calendar year 2016 and 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

12.	Taxation (continued)

1) The components of the provision for income taxes expenses (benefit) are:

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Current	162,621	92,117
Deferred	(127,117)	(187,373)
Total income taxes expenses (benefit)	35,504	(95,256)

2) The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income taxes expenses (benefit) is as follows:

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Loss before tax	(440,625)	(263,823)

Provision for income taxes at applicable income tax rate	(103,599)	(86,173)
Effect of preferential tax rate	(23,670)	(6,295)
Non-deductible expenses	17,620	14,954
Change in valuation allowance	145,153	(17,742)
Effective enterprise income taxes expenses (benefit)	35,504	(95,256)

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	March 31	December 31,
	2016	2015
	(Unaudited)
	$	$
Tax loss carry-forward	3,736,800	3,382,543
Allowance for doubtful receivables	47,523	47,197
Allowance for inventory obsolescence	148,768	217,733
Difference for sales cut-off	30,023	33,071
Deferred income	129,205	131,992
Property, plant and equipment subsidized by government grant	494,883	490,883
Total gross deferred tax assets	4,587,202	4,303,419
Valuation allowance	(2,904,133)	(2,759,105)
Total net deferred tax assets	1,683,069	1,544,314

The deferred tax assets arising from net operating losses will expire from 2018 if not utilized.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

12.	Taxation (continued)

As of March 31, 2016, valuation allowance was provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards and others, which can be carried forward to offset future taxable income. The management determines it is more likely than not that part of deferred tax assets could not be utilized, so allowance was provided as of March 31, 2016 and December 31, 2015.

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $25,065,717 and $30,379,170 as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, the outstanding trade acceptances to suppliers were $111,765 and $110,996. These trade acceptances were non-interest bearing and mature within one year. No security deposit is needed.

14.	Short-term loans

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Short- term bank loans guaranteed and repayable within one year	15,406,054	13,839,341

As of March 31, 2016, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, land use right with a carrying amount of $3,967,322, and the building with a carrying amount of $12,566,740. These short-term loans are drawn from the lines of credit (Note 15).

The loans as of March 31, 2016 were primarily obtained from three banks with interest rates ranging from 4.35% to 6.06% per annum. The interest expenses were $207,108 and $201,014 for the three months ended March 31, 2016 and 2015, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

15.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	7/13/2015	9/13/2016	13,857,707	5,204,681
Bank of China	7/1/2015	6/30/2016	11,280,815	2,651,596
Ping An Bank Co., Ltd	12/10/2015	12/9/2016	10,838,430	3,264,890
China Minsheng Banking Corp., LTD	7/16/2015	7/16/2016	4,423,849	3,601,771
Industrial Bank CO., LTD.	7/15/2015	7/15/2016	9,290,083	7,159,752
China Everbright Bank	6/13/2015	6/22/2016	7,741,736	2,402,503
Industrial and Commercial Bank of China	10/1/2015	10/1/2016	7,741,736	4,645,041
Jiang Su Bank Co., Ltd (i)	11/4/2015	11/3/2016	2,862,379	10,642
Hong Kong and Shanghai Banking Corporation	9/1/2015	7/15/2016	8,000,000	8,000,000
Total			76,036,735	36,940,876

(i) The lines of credit from the bank are terminated at the maturity date. Jiang Su Bank Co., Ltd provided a $2.3M line of credit which was without secure deposit on November 4, 2015. As of December 31, 2015, Jiangsu Bank did not request for secure deposit and the disclosed line of credit was $2.3M. As of March 31, 2016, Jiangsu bank required 35% of deposit. The disclosed line of credit was changed accordingly to $2.86M.

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

The lines of credits from Bank of China, Ping An Bank Co., Ltd, China Minsheng Banking Corp., LTD., Industrial Bank CO., LTD., China Everbright Bank, Industrial and Commercial Bank of China, and Hongkong and Shanghai Banking Corporation Limited are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The lines of credits from Jiang Su Bank Co., Ltd are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife. Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

16.	Long-term loans

	March 31, 2016	December 31, 2015
	(Unaudited)
	$	$
Long-term loans from Bank of China	1,393,512	1,845,245
Less: current portion of long-term borrowings	1,393,512	1,845,245
Long- term bank loans, net of current portion	-	-

On January 13, 2012, the Company borrowed $8,198,065 (RMB50 million) from Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is five-year long-term loan, with an annual interest equals to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”), which was 5.23% as of March 31, 2016. Interest expenses are to be paid quarterly.

The interest expenses were $25,636 and $67,628 for the three months ended March 31, 2016 and 2015, respectively.

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of March 31, 2016, 393,141 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

17.	Share-based Compensation (continued)

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	760,286	2.92	7.78

Granted	75,000	4.43	-
Exercised	(16,933)	2.63	-
Forfeited	(26,336)	2.63	-
Canceled	(5,091)	2.63	-
Outstanding, December 31, 2015	786,926	3.08	6.90
Exercisable, December 31, 2015	587,407	3.16	6.56

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2016	786,926	3.08	6.90
Granted	190,000	2.66	-
Outstanding, March 31, 2016	976,926	3.00	7.26
Exercisable, March 31, 2016	617,407	3.21	6.49

The aggregate intrinsic value of options vested and expected to vest as of March 31, 2016 and December 31, 2015 was approximately $1,000 and $178,000, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the three months ended March 31, 2016, the Company granted options to purchase 190,000 shares to two employees at a weighted average exercise price of $2.66 per share. No employees exercised their options and no options were forfeited or canceled.

During the three months ended March 31, 2015, the Company did not grant any new options to employees. Three employees exercised their options to purchase 3,551 shares of the Company’s common stock. No Options were forfeited or canceled.

The estimated fair value of share-based compensation to employees is recognized on a ratable basis over the requisite service period, which is generally the vesting period of the award.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

17.	Share-based Compensation (continued)

Restricted Stock Awards Granted to Employees

There were no RSAs granted to employees during the three months ended March 31, 2016.

Total Share-based Compensation Expenses

As of March 31, 2016 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $484,000, which the Company anticipates recognizing over a weighted average period of 1.81 years.

In connection with the grant of stock options, restricted stock awards and warrants to employees, the Company recorded stock-based compensation expenses of $110,710 and $121,361 for the three-month period ended March 31, 2016 and 2015, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

18.	Loss per share

Basic loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock outstanding that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and restricted shares. The dilutive effect of potential dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company excludes potential common stock in the diluted EPS computation in periods of losses from continuing operations, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net loss attributable to Highpower	(342,608)	(123,358)

Denominator:
Weighted-average shares outstanding
- Basic and Diluted	15,101,679	15,086,169

Loss per common share
- Basic and Diluted	(0.02)	(0.01)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

There were 1,716,927 and 1,406,736 options and warrants outstanding as of March 31, 2016 and 2015, respectively, which were not included in the computation of diluted EPS for the periods ended March 31, 2016 and 2015 because of the net loss sustained for the three months ended March 31, 2016 and 2015.

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

The fair value of the warrant liability is re-measured at each reporting period and recorded as a gain or loss on fair value of warrant liability. As of March 31, 2016 and December 31, 2015 the fair value of warrant liability was $21,080 and $140,549, respectively. For the three months ended March 31, 2016 and 2015, the Company recognized a gain of $119,469 and $346,299, respectively, on the change in the fair value of the warrant liability.

The fair values of the warrants as of March 31, 2016 and December 31, 2015 were calculated using the Black-Scholes pricing model with the following assumptions:

	March 31, 2016	December 31,2015
Expected volatility	69.45%	79.85%
Risk-free interest rate	0.6%	0.56%
Expected term (in years)	1.05	1.30
Dividend rate	-	-
Fair value	$0.04	$0.81

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

The total amounts for such employee benefits, which were expensed as incurred, were $335,558 and $412,688 for the three months ended March 31, 2016 and 2015, respectively.

21.	Non-controlling interest

As of March 31, 2016 and December 31, 2015, non-controlling interest related to the 30% minority interest in GZ Highpower in the consolidated balance sheet was $724,661 and $853,483, respectively.

Non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $133,521 and $45,209 for the three months ended March 31, 2016 and 2015, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

22.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2016 to 2026, with options to renew the leases. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of March 31, 2016 are as follows:

$
Remaining 2016	1,230,144
2017	658,892
2018	340,892
2019	340,892
2020	340,892
2021 and after	1,874,908
4,786,620

Rent expenses for the three months ended March 31, 2016 and 2015 were $405,573 and $404,194, respectively.

Contingencies

On January 14, 2016, FirsTrust China, Ltd filed an amended complaint in the Delaware Chancery Court (amending its initial complaint filed February 25, 2015) naming Highpower as the defendant asserting a cause of action for breach of contract and conversion of stock, and seeking damages in the form of issuance of 150,000 shares or the value of such shares, plus interest thereon, attorneys’ fees and costs and expenses. On February 4, 2016, Highpower filed an answer, affirmative defenses and counterclaim against FirsTrust asserting claims for equitable rescission, declaratory relief and breach of contract, and seeking rescission of the contract, return of the 200,000 warrants and 150,000 shares of Highpower stock previously issued to FirsTrust, plus interest, attorneys’ fees and costs and expenses. The Company believes that it has meritorious defenses to this claim and intends to defend the claim vigorously. Highpower has also added as counter-defendants four individuals to whom it issued shares pursuant to FirsTrust’s request. In April 2016, FirsTrust filed a motion for judgment on the pleadings with respect to its complaint and a hearing date is scheduled for July 2016.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Net sales
Lithium Batteries	15,314,945	16,820,628
Ni-MH Batteries	12,856,325	14,759,470
New Materials	925,785	557,550
Total	29,097,055	32,137,648

Cost of Sales
Lithium Batteries	12,507,331	14,333,392
Ni-MH Batteries	9,605,806	11,715,453
New Materials	1,106,879	533,089
Total	23,220,016	26,581,934

Gross Profit
Lithium Batteries	2,807,614	2,487,236
Ni-MH Batteries	3,250,519	3,044,017
New Materials	(181,094)	24,461
Total	5,877,039	5,555,714

	March 31, 2016	December 31,2015
	(Unaudited)
	$	$
Total Assets
Lithium Batteries	81,831,102	82,006,317
Ni-MH Batteries	36,166,431	41,590,201
New Materials	10,340,811	10,607,966
Total	128,338,344	134,204,484

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

23.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Net sales
China Mainland	8,529,079	14,025,332
Asia, others	11,980,367	10,441,887
Europe	6,315,779	5,816,186
North America	1,634,146	1,556,611
South America	464,897	153,929
Africa	24,033	103,807
Others	148,754	39,896
	29,097,055	32,137,648

	March 31, 2016	December 31, 2015
	(Unaudited)
	$	$
Accounts receivable
China Mainland	25,311,894	23,832,388
Asia, others	4,032,416	6,443,781
Europe	505,618	5,324,389
North America	122,191	433,458
South America	20,635	-
Africa	-	55,240
Others	11,968	50,610
	30,004,722	36,139,866

24.	Subsequent event

On April 1, 2016, the Company entered into an investment agreement to invest RMB 5 million (equal to $0.8 million) to Huizhou Yipeng Energy Technology Co. Ltd. (“Yipeng”) in exchange of 5.26% of the equity of Yipeng and become the noncontrolling shareholder. On May 2, 2016, Yipeng completed the business registration and was a related party of the Company from then on.

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no other subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Highpower International, Inc. (the “Company”) and its wholly-owned subsidiary, Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”) and Icon Energy System Company Limited (“ICON”); SZ Highpower’s wholly-owned subsidiary, Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 70%-owned subsidiary GanzhouHighpower Technology Company Limited (“GZ Highpower”); and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with SEC on March 29, 2016 (the “Annual Report”).

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

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008. HZ Highpower was dissolved in 2015. On October 8, 2013, SZ Springpower further increased its registered capital to $15,000,000. SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC, which commenced operations in July 2011.

On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847). On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,530,825) and the additional capital of RMB10,000,000 was contributed by SZ Highpower. As of March 31, 2016, SZ Highpower holds 70% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 30%.

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

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to U.S. generally accepted accounting principles (U.S. GAAP).

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, revenues; the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair values of financial instruments; and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ significantly from these estimates.

Accounts Receivable. Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of receivables. Bad debts are written off against the allowance after all collection efforts have ceased. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable.

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

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three months ended March 31, 2016, both in dollars and as a percentage of net sales.

Consolidated Statements of Operations	Three months ended March 31,
	2016		2015
	(in thousands except share and per share information)
Net Sales	29,097	100.0%	32,138	100.0%
Cost of Sales	(23,220)	(79.8)%	(26,582)	(82.7)%
Gross profit	5,877	20.2%	5,556	17.3%

Research and development expenses	(1,623)	(5.6)%	(1,674)	(5.2)%
Selling and distribution expenses	(1,535)	(5.3)%	(1,799)	(5.6)%
General and administrative expenses, including share-based compensation	(3,070)	(10.5)%	(3,025)	(9.4)%
Foreign currency transaction (loss) gain	(90)	(0.3)%	370	1.2%

Loss from operations	(441)	(1.5)%	(572)	(1.8)%

Gain on change of fair value of warrant liability	119	0.4%	346	1.1%
Other income	156	0.5%	230	0.7%
Interest expenses	(275)	(0.9)%	(268)	(0.8)%
Loss before taxes	(441)	(1.5)%	(264)	(0.8)%

Income tax (expenses) benefit	(36)	(0.1)%	95	0.3%
Net loss	(477)	(1.6)%	(169)	(0.5)%

Less: net loss attributable to non-controlling interest	(134)	(0.5)%	(46)	(0.1)%
Net loss attributable to Highpower	(343)	(1.2)%	(123)	(0.4)%

Loss per share of common stock attributable to Highpower
- Basic and diluted	(0.02)		(0.01)

Weighted average number of common shares outstanding
-Basic and diluted	15,101,679		15,086,169

Three months ended March 31, 2016 and 2015

Net sales

We generate revenues from the sale of our Ni-MH batteries, Lithium batteries and new materials for three months ended March 31, 2016. Revenues by segment were as follows:

	Three months ended March 31 ,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Net sales
Lithium Batteries	15,314,945	16,820,628
Ni-MH Batteries	12,856,325	14,759,470
New Materials	925,785	557,550
Total	29,097,055	32,137,648

Net sales for the three months ended March 31, 2016 were $29.1 million compared to $32.1 million for the three months ended March 31, 2015, a decrease of $3.0 million, or 9.5%.The decrease was due to a $1.5 million decrease in net sales of our lithium batteries (resulting from a 6.1% decrease in the volume, measured in ampere hour, of batteries sold and a 3.1% decrease in the average selling price of such batteries), a $1.9 million decrease in net sales of our Ni-MH batteries (resulting from a 12.9% decrease in the average selling price of such batteries) and a $0.4 million increase in revenue from our new material business. The decrease of lithium batteries sales was mainly due to the decline of sales of iPhone backup power products.

Cost of sales

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $23.2 million for the three months ended March 31, 2016, as compared to $26.6 million for the comparable period in 2015. As a percentage of net sales, cost of sales decreased to 79.8% for the three months ended March 31, 2016 compared to 82.7% for the comparable period in 2015, which was mainly due to the decrease of price of raw material as well as labor cost.

Gross profit

Gross profit for the three months ended March 31, 2016 was $5.9 million, or 20.2% of net sales, compared to $5.6 million, or 17.3% of net sales for the comparable period in 2015. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This increase was attributable to improved production efficiency.

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

Research and development

Research and development expenses were $1.6 million, or 5.6% of net sales, for the three months ended March 31, 2016, as compared to $1.7 million, or 5.2% of net sales for the comparable period in 2015.

Selling and distribution expenses

Selling and distribution expenses were $1.5 million, or 5.3% of net sales, for the three months ended March 31, 2016 compared to $1.8 million, or 5.6% of net sales, for the comparable period in 2015, a decrease of 14.7%. Selling and distribution expenses decreased due to a decrease in net sales.

General and administrative expenses

General and administrative expenses were $3.1 million, or 10.5% of net sales, for the three months ended March 31, 2016, compared to $3.0 million, or 9.4% of net sales, for the comparable period in 2015.

Foreign currency transaction (loss) gain

We experienced a loss of $90,436 for the three months ended March 31, 2016 and a gain of $370,311 for the three months ended March 31, 2015 on the exchange rate difference between the U.S. Dollar and the RMB. The gain (loss) in exchange rate difference was due to the influence of the RMB relative to the U.S. Dollar over the respective periods.

Interest expenses

Interest expenses were $274,992 for the three months ended March 31, 2016, as compared to $268,642 for the comparable period in 2015.

Other income

Other income, which consists of bank interest income, government grants and sundry income, was approximately $155,928 for the three months ended March 31, 2016, as compared to approximately $230,092 for the comparable period in 2015, a decrease of $74,164.

Change in fair value change of warrant liabilities

Change in fair value change of warrant liabilities was $119,469 for the three months ended March 31, 2016, as compared to a gain of $346,299, for the comparable period in 2015. It represented the fair value change of 500,000 shares of warrants issued on April 17, 2014.

Income tax (expenses) benefit

During the three months ended March 31, 2016, we recorded provision for income tax expense of $35,504 as compared to income tax benefit of $95,256 for the comparable period in 2015.

Net loss

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2016 was $342,608, compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $123,358 for the comparable period in 2015.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the three months ended March 31, 2016, the exchange rate of the RMB to the U.S. Dollar devaluated 0.7% from the level at the end of December 31, 2015. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $6.7 million as of March 31, 2016, as compared to $5.8 million as of December 31, 2015. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrowed funds under bank facilities and other external sources of financing. As of March 31, 2016, we had lines of credit with 8 financial institutions aggregating $76 million. The maturity of these facilities is generally within one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of March 31, 2016, we had utilized approximately $39 million under such general credit facilities and had available unused credit facilities of $37 million.

For the three months ended March 31, 2016, net cash provided by operating activities was approximately $4.0 million, as compared to $6.5 million used in operating activities for the comparable period in 2015. The net cash increase of $10.5 million used in operating activities is primarily attributable to, among other items, an increase of $4.7 million in cash inflow from accounts receivable, a decrease of $2.8 million in outflow from accounts payable.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2016 compared to $1.7 million for the comparable period in 2015. The net decrease of $0.6 million of cash used in investing activities was primarily attributable to a decrease in cash outflow from acquisition of plant and equipment for increase Auto-equipment.

Net cash used in financing activities was $2.0 million during the three months ended March 31, 2016, as compared to $3.6 million provided by financing activities for the comparable period in 2015. The net decrease of $5.6 million in net cash used in financing activities was primarily attributable to a decrease of $7.4 million in proceeds from notes payable and an increase of $1.5 million in proceeds from short-term bank loan.

For each of the three months ended March 31, 2016 and 2015, our inventory turnover was 4.8 times. The average days outstanding of our accounts receivable at March 31, 2016 was 105 days, as compared to 88 days at March 31, 2015. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $335,558 and $412,688 for the three months ended March 31, 2016 and 2015, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

As of May 16, 2016, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2016-1 Financial Instruments through ASU No. 2016-11 Revenue Recognition and Derivatives and Hedging.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. This guidance will be effective as to us on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March and April 2016, the FASB issued Accounting Standards Update 2016-08 and 2016-10, Revenue from Contracts with Customers, or ASU 2016-08 and ASU 2016-10. These new standards will amend the reporting revenue gross versus net and identify performance obligations and licensing. The Company is currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

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

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718). Under this update, share-based payment transactions simplified several aspects of the accounting, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As previously reported in our Annual report on Form 10K for the year ended December 31, 2015, on January 14, 2016, FirsTrust China, Ltd filed an amended complaint in the Delaware Chancery Court (amending its initial complaint filed February 25, 2015) naming Highpower as the defendant asserting a cause of action for breach of contract and conversion of stock, and seeking damages in the form of issuance of 150,000 shares or the value of such shares, plus interest thereon, attorneys’ fees and costs and expenses. On February 4, 2016, Highpower filed an answer, affirmative defenses and counterclaim against FirsTrust asserting claims for equitable rescission, declaratory relief and breach of contract, and seeking rescission of the contract, return of the 200,000 warrants and 150,000 shares of Highpower stock previously issued to FirsTrust, plus interest, attorneys’ fees and costs and expenses. The Company believes that it has meritorious defenses to this claim and intends to defend the claim vigorously. Highpower has also added as counter-defendants four individuals to whom it issued shares pursuant to FirsTrust’s request. In April 2016, FirsTrust filed a motion for judgment on the pleadings with respect to its complaint and a hearing date is scheduled for July 2016.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described herein and in our Annual Report on Form 10-K as filed with the SEC on March 31, 2016 and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Comprehensive Credit Line Contract between Shenzhen Highpower Technology Co., Ltd. and Ping An Bank Co., Ltd. Shenzhen Xinzhou Branch

On January 12, 2016, SZ Highpower entered into a working capital loan contract with Ping An Bank Co., Ltd. Shenzhen Xinzhou Branch, which provides for an aggregate loan of RMB9,500,000 (US$1,470,930) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first draw down date. The interest rate will be fixed during the loan term. Upon the first draw down, the interest rate will be 35% higher than the one year benchmark interest rate for same grade loans issued by the People’s Bank of China.

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

Upon the occurrence of an event of default, the bank may: temporarily suspend or permanently terminate SZ Highpower’s credit limit in whole or in part; announce the immediate expiration of all or part of the debts under the contract and request the payment of part or all the principal, interest and expenses immediately; request overdue interest from SZ Highpower caused by the default; request SZ Highpower to keep cash deposit for paying undue acceptance, L/G, L/C or other credit business; request SZ Highpower to provide new guarantee measures accepted by the bank; deduct the sum in SZ Highpower or a guarantor’s account at the bank to discharge all or part of the debt to the bank without prior consent; require the guarantors to undertake the guarantee responsibility; take a legal action to collect the debts, fees and other losses from SZ Highpower by judicial procedure.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Comprehensive Credit Line Contract dated January 12, 2016 by and between Ping An Bank Co., Ltd. Shenzhen Xinzhou Branch and Shenzhen Highpower Technology Co. Ltd. (translated to English).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: May 16, 2016		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Henry Sun
	By:	Henry Sun
	Its:	Chief Financial Officer (principal financial and accounting officer)

