Form 10-Q
period 2016-06-30
Highpower International, Inc.
filed 2016-08-15
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes  ☐    No ☒

The registrant had 15,101,679 shares of common stock, par value $0.0001 per share, outstanding as of August 15, 2016.

HIGHPOWER INTERNATIONAL, INC.

FORM10-Q

 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

 1

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	6,798,975	5,849,967
Restricted cash	9,892,758	11,656,204
Accounts receivable, net	32,279,032	36,139,866
Accounts receivable - related party	2,152,054	-
Notes receivable	684,697	1,757,709
Prepayments and other receivables	6,210,666	6,060,904
Inventories, net	20,502,568	19,218,331

Total Current Assets	78,520,750	80,682,981

Property, plant and equipment, net	48,569,186	47,464,186
Land use right, net	3,830,862	3,963,003
Other assets	1,000,662	550,000
Deferred tax assets	1,574,303	1,544,314
Long-term investment	751,925	-

TOTAL ASSETS	134,247,688	134,204,484

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	32,803,377	36,077,396
Deferred income	785,899	879,944
Short-term bank loan	14,963,306	13,839,341
Non-financial institution borrowings	4,511,550	-
Notes payable	29,003,988	30,490,166
Amount due to a related company	761,895	-
Other payables and accrued liabilities	6,503,604	6,292,492
Income taxes payable	1,252,743	1,783,013
Current portion of long-term loan	902,310	1,845,245

Total Current Liabilities	91,488,672	91,207,597

Warrant Liability	14,003	140,549

TOTAL LIABILITIES	91,502,675	91,348,146

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars except Number of Shares)

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,101,679 shares issued and outstanding at June 30, 2016 and December 31, 2015)	1,510	1,510
Additional paid-in capital	11,433,948	11,227,979
Statutory and other reserves	4,042,429	4,042,429
Retained earnings	25,807,349	24,098,175
Accumulated other comprehensive income	932,176	2,632,762

Total equity for the stockholders of Highpower International Inc.	42,217,412	42,002,855

Non-controlling interest	527,601	853,483

TOTAL EQUITY	42,745,013	42,856,338

TOTAL LIABILITIES AND EQUITY	134,247,688	134,204,484

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars except Number of Shares)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	36,732,310	38,635,801	65,829,365	70,773,449
Cost of sales	(29,088,639)	(30,072,041)	(52,308,655)	(56,653,975)
Gross profit	7,643,671	8,563,760	13,520,710	14,119,474

Research and development expenses	(2,035,886)	(1,997,494)	(3,658,769)	(3,671,618)
Selling and distribution expenses	(1,539,395)	(1,597,564)	(3,074,431)	(3,396,286)
General and administrative expenses	(3,248,899)	(3,423,770)	(6,318,613)	(6,448,521)
Foreign currency transaction gain	600,313	73,546	509,877	443,857
Total operating expenses	(6,223,867)	(6,945,282)	(12,541,936)	(13,072,568)

Income from operations	1,419,804	1,618,478	978,774	1,046,906

Gain on change of fair value of warrant liability	7,077	84,833	126,546	431,132
Other income	1,055,947	357,055	1,211,875	587,147
Interest expenses	(435,402)	(275,476)	(710,394)	(544,118)
Income before taxes	2,047,426	1,784,890	1,606,801	1,521,067

Income taxes (expenses) benefit	(174,313)	(18,840)	(209,817)	76,416
Net income	1,873,113	1,766,050	1,396,984	1,597,483

Less: net loss attributable to non-controlling interest	(178,669)	(101,074)	(312,190)	(146,283)
Net income attributable to the Company	2,051,782	1,867,124	1,709,174	1,743,766

Comprehensive (loss) income
Net income	1,873,113	1,766,050	1,396,984	1,597,483
Foreign currency translation (loss) income	(1,964,424)	206,027	(1,714,278)	1,266
Comprehensive (loss) income	(91,311)	1,972,077	(317,294)	1,598,749

Less: comprehensive loss attributable to non-controlling interest	(197,060)	(95,376)	(325,882)	(144,549)
Comprehensive income attributable to the Company	105,749	2,067,453	8,588	1,743,298

Income per share of common stock attributable to the Company
- Basic	0.14	0.12	0.11	0.12
- Diluted	0.14	0.12	0.11	0.11

Weighted average number of common stock outstanding
- Basic	15,101,679	15,094,979	15,101,679	15,091,639
- Diluted	15,102,877	15,441,576	15,103,886	15,469,274

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Six months ended June 30
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	1,396,984	1,597,483
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,486,196	2,535,695
Allowance for doubtful accounts	4,837	896
Income on disposal of property, plant and equipment	95,368	79,692
Deferred income tax	(64,671)	(230,050)
Share based compensation	205,969	412,304
Change in fair value of warrant liability	(126,546)	(431,132)
Changes in operating assets and liabilities:
Accounts receivable	3,216,097	(787,672)
Notes receivable	1,051,486	(1,645,051)
Prepayments and other receivables	(770,029)	(2,338,484)
Accounts receivable - related party	(2,187,784)	-
Amount due to a related company	774,545	-
Inventories	(1,735,486)	(3,386,818)
Accounts payable	(2,843,233)	(1,503,555)
Deferred revenue	(75,912)	-
Other payables and accrued liabilities	349,026	315,942
Income taxes payable	(499,161)	(573,875)
Net cash flows provided by (used in) operating activities	1,277,686	(5,954,625)

Cash flows from investing activities
Acquisitions of plant and equipment	(4,415,690)	(4,047,717)
Payment for long-term investment	(764,409)	-
Net cash flows used in investing activities	(5,180,099)	(4,047,717)

Cash flows from financing activities
Proceeds from short-term bank loans	1,452,377	-
Repayment of short-term loans	-	(6,062,248)
Proceeds from non-financial institution borrowings	4,586,455	-
Repayment of long-term bank loans	(917,291)	(978,649)
Proceeds from notes payable	29,485,540	30,931,015
Repayment of notes payable	(30,313,965)	(27,631,861)
Proceeds from exercise of employee options	-	44,534
Change in restricted cash	1,531,837	2,588,730
Net cash flows provided by (used in) financing activities	5,824,953	(1,108,479)
Effect of foreign currency translation on cash and cash equivalents	(973,532)	238,188
Net increase (decrease) in cash and cash equivalents	949,008	(10,872,633)
Cash and cash equivalents - beginning of period	5,849,967	14,611,892
Cash and cash equivalents - end of period	6,798,975	3,739,259

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	773,650	727,509
Interest expenses	710,394	615,363

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

1.	Organization and basis of presentation

The consolidated financial statements include the financial statements of Highpower International, Inc. ("Highpower") and its subsidiaries, Hong Kong Highpower Technology Company Limited ("HKHTC"), Shenzhen Highpower Technology Company Limited ("SZ Highpower"), Springpower Technology (Shenzhen) Company Limited ("SZ Springpower"), Ganzhou Highpower Technology Company Limited ("GZ Highpower"), Icon Energy System Company Limited ("ICON") and Huizhou Highpower Technology Co., Ltd (“HZ HTC”). Highpower and its subsidiaries are collectively referred to as the "Company".

Highpower was incorporated in the State of Delaware on January 3, 2006. HKHTC was incorporated in Hong Kong on July 4, 2003. All other subsidiaries are incorporated in the People’s Republic of China (“PRC”).

On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847). On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,530,825) and the additional capital of RMB10,000,000 was contributed by SZ Highpower. As of June 30, 2016, SZ Highpower holds 70% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 30%.

In April 2014, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company sold 1,000,000 shares of common stock and warrants exercisable for 500,000 shares of common stock in a registered direct offering at a price of $5.05 per fixed combination for aggregate proceeds of $5.05 million. The shares and warrants were sold in multiples of a fixed combination consisting of (i) one share of common stock and (ii) one immediately exercisable warrant to purchase 0.50 shares of common stock. The net proceeds from the offering were $4,633,164, after deducting fees paid to the placement agent and other offering expenses.

Highpower Energy Technology (Huizhou) Company Limited (“HZ Highpower”) which was formed by HKHTC in 2008, was dissolved in September 2015. The subsidiary did not commence operation since establishment. Therefore, the Company did not consider it as a strategic shift.

The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities
HKHTC	Hong Kong July 4, 2003	100%	Investment holding and marketing of batteries

SZ Highpower	PRC October 8, 2002	100%	Manufacturing & marketing of NiMH batteries

SZ Springpower	PRC June 4, 2008	100%	Manufacturing & marketing of lithium batteries

GZ Highpower	PRC September 21, 2010	70%	Processing, marketing and research of battery materials

ICON	PRC February 23, 2011	100%	Design and production of advanced battery packs and systems

HZ HTC	PRC March 8, 2012	100%	Manufacturing & marketing of lithium batteries

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2016 and for the three and six ended June 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC on March 29, 2016.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of June 30, 2016, its consolidated results of operations and cash flows for the six months ended June 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of consolidation

The consolidated financial statements include the accounts of Highpower and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Non-controlling interests represent the equity interest in the GZ Highpower that is not attributable to the Company.

Reclassification

The Company has reclassified certain comparative balances in the consolidated balance sheet for December 31, 2015 to conform to the current period’s presentation. The reclassification is related to the aggregation of the balance of prepayments and the balance of other receivables into the balance of prepayments and other receivables. The reclassification did not have an impact on the reported total assets, liabilities and stockholders’ equity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

No customer accounted for 10% or more of total sales during the three and six months ended June 30, 2016 and 2015.

No supplier accounted for 10% or more of the total purchase amount during the three and six months ended June 30, 2016 and 2015.

No customer accounted for 10% or more of the accounts receivable as of June 30, 2016. As of December 31, 2015, there was one major customer accounted for 11.3% of the accounts receivable.

Cash

Cash include all cash and deposits in banks with initial maturities of three months or less.

Restricted cash

Restricted cash include time deposits, cash security for bank acceptance bills included in notes payable and cash security for government subsidy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Other assets

Other assets mainly represent a royalty-bearing, non-exclusive license to use certain patents owned by an unrelated party ("License Provider"), to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (“Consumer Batteries”) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by License Provider to manufacture, sell and distribute Consumer Batteries.

Long-term investment

Investments in equity securities of privately-held companies in which the Company holds less than 20% voting interest are accounted for under the cost method. Investments in equity securities of privately-held companies in which the Company has between 20% and 50% of ownership interest in the voting stock, and to which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Significant influence is generally considered to exist when the Company has between 20% and 50% of ownership interest in the voting stock, but other factors, such as representation on the board of directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

Entities in which the Company has the ability to exercise significant influence, but does not have a controlling interest, are accounted for under the equity method.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of June 30, 2016, management believes no impairment charge is necessary.

On April 1, 2016, the Company entered into an investment agreement with Huizhou Yipeng Energy Technology Co. Ltd. ("Yipeng"), whereby the Company acquired 5% equity interest of Yipeng for RMB 5,000,000 ($751,925). Yipeng finished the commercial and administrative registration of the change of shareholder on May 2, 2016.

Government grants

Government grants are recognized when received and all the conditions for their receipt have been met.

Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the accompanying condensed consolidated balance sheet as deferred income and subsequently deducted in calculating the carrying amount of the related asset after the purchase, construction or acquisition completed. As of June 30, 2016 and December 31, 2015, the Company recorded deferred income of $785,899 and $879,944, respectively, for the government grants to purchase non-current assets.

Government grants for the purpose of giving immediate financial support to the Company by local government are recognized as other income when received. In the three months ended June 30, 2016 and 2015, $938,856 and $112,188 of government grants were recognized as other income, respectively. In the six months ended June 30, 2016 and 2015, $945,525 and $221,483 of government grants were recognized as other income, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. No significant advertising expense was recorded for the three and six months ended June 30, 2016 and 2015.

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

Share-based compensation associated with the issuance of equity instruments to non-employees is recorded at the fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years, five years, ten years and twenty years, if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent, the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent, and under the circumstances of transferring pricing issues and tax evasion, respectively. There were no uncertain tax positions as of June 30, 2016 and December 31, 2015 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Comprehensive Income (loss)

Comprehensive income (loss) is comprised of the Company’s net income (loss) and other comprehensive income (loss). The component of other comprehensive income or loss is consisted solely of foreign currency translation adjustments, net of the income tax effect.

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

The Company’s reporting currency is US$. Assets and liabilities of HKHTC and the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income (loss).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. This guidance will be effective as to us on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April and May 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers, or ASU 2016-10, and Accounting Standards Update 2016-12, Revenue from Contracts with Customers, or ASU 2016-12, respectively. These new standards will identify performance obligations and narrow aspects on achieving core principle. The Company is currently evaluating the impact of adopting these ASUs on our consolidated financial statements.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

3.	Restricted cash

As of June 30, 2016 and December 31, 2015, restricted cash consisted of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Securities for bank acceptance bill	9,437,906	11,392,231
Government subsidy deposit	454,852	-
Time deposits	-	263,973
	9,892,758	11,656,204

4.	Accounts receivable, net

As of June 30, 2016 and December 31, 2015, accounts receivable consisted of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Accounts receivable	34,346,909	38,211,951
Less: allowance for doubtful debts	2,067,877	2,072,085
	32,279,032	36,139,866

5.	Prepayments and other receivables

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Purchase deposits paid	4,435,842	3,752,125
Value-added tax (“VAT”) prepayment	345,049	546,358
Rental deposit	405,957	414,843
Prepaid insurance fee	188,518	206,424
Advances to employee for daily operations	278,536	39,886
Compensation receivable for land occupation	-	486,370
Prepaid expenses	556,764	614,898
	6,210,666	6,060,904

As the compensation receivable for land occupation will not be received in the next 12 months, it is reclassified to non-current assets.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

6.	Inventories

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Raw materials	5,398,508	4,320,455
Work in progress	4,683,830	4,568,530
Finished goods	10,130,115	9,994,401
Packing materials	13,183	17,167
Consumables	276,932	317,778
	20,502,568	19,218,331

7.	Property, plant and equipment, net

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Cost
Construction in progress	1,550,612	1,678,961
Furniture, fixtures and office equipment	3,990,851	3,882,594
Leasehold improvement	5,434,218	4,092,668
Machinery and equipment	31,112,125	29,295,041
Motor vehicles	1,647,036	1,643,173
Buildings	22,771,842	23,046,056
	66,506,684	63,638,493
Less: accumulated depreciation	17,937,498	16,174,307
	48,569,186	47,464,186

The Company recorded depreciation expenses of $2,415,561 and $2,462,008 for the six months ended June 30, 2016 and 2015, respectively, and $1,194,584 and $1,252,756 for the three months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, the Company deducted deferred income related to government grants of $26,988 on the carrying amount of property, plant and equipment. During the year ended December 31, 2015, the Company deducted deferred income related to government grants of $2,547,545 on the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities have been pledged as collateral for bank loans as of June 30, 2016 and December 31, 2015. The buildings comprising the Ganzhou facilities have been pledged as collateral for short-term loans and bank acceptance bills drawn under certain lines of credit (see Note 16) as of June 30, 2016 and December 31, 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

8.	Land use rights, net

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Cost
Land located in Huizhou	3,229,227	3,301,923
Land located in Ganzhou	1,259,785	1,288,146
	4,489,012	4,590,069
Accumulated amortization	(658,150)	(627,066)
Net	3,830,862	3,963,003

As of June 30, 2016, land use rights of the Company included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

$
Remaining 2016	45,635
2017	91,270
2018	91,270
2019	91,270
2020	91,270
thereafter	3,420,147
3,830,862

The Company recorded amortization expenses of $45,635 and $48,688 for the six months ended June 30, 2016 and 2015, respectively, and $22,733 and $24,397 for the three months ended June 30, 2016 and 2015, respectively.

The land use right for land located in Huizhou City was pledged as collateral for bank loans as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the land use right for land located in Ganzhou City was pledged as collateral for line of credit, which was used for short-term loans and bank acceptance bills.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

9.	Other assets

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Consumer battery license fee	525,000	550,000
Compensation receivable for land occupation	475,662	-
	1,000,662	550,000

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement with a License Provider over a period of 20 years on the straight line basis in accordance with the terms of license.

Amortization expenses included in research and development expenses were $25,000 for the six months ended June 30, 2016 and 2015, and $12,500 for the three months ended June 30, 2016 and 2015.

10.	Long-term investment

On April 1, 2016, the Company entered into an investment agreement with Huizhou Yipeng Energy Technology Co. Ltd. ("Yipeng"), whereby the Company acquired 5% equity interest of Yipeng for RMB 5,000,000 ($751,925). Yipeng finished the commercial and administrative registration of the change of shareholder on May 2, 2016.

11.	Other payables and accrued liabilities

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Accrued expenses	3,827,899	3,816,940
Royalty payable	418,866	461,055
Value-added tax payable	747,734	959,422
Sales deposits received	1,082,071	562,696
Other payables	427,034	492,379
	6,503,604	6,292,492

Other payables mainly represent department expenses payable and scholarship funds payable.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

12.	Taxation (continued)

The components of the provision for income taxes expenses are:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	111,867	61,517	274,488	153,634
Deferred	62,446	(42,677)	(64,671)	(230,050)
Total income tax expense (benefit)	174,313	18,840	209,817	(76,416)

The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income tax expense is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	2,047,426	1,784,890	1,606,801	1,521,067

Provision for income taxes at applicable income tax rate	512,993	399,114	409,393	312,941
Effect of preferential tax rate	(116,208)	37,545	(139,878)	31,250
R&D expenses eligible for super deduction	(555,531)	(555,607)	(555,531)	(555,607)
Non-deductible expenses	96,716	11,947	114,336	26,901
Change in valuation allowance	236,343	125,841	381,497	108,099
Effective enterprise income tax expense (benefit)	174,313	18,840	209,817	(76,416)

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	June 30	December 31,
	2016	2015
	(Unaudited)
	$	$
Tax loss carry-forward	4,081,452	3,382,543
Allowance for doubtful receivables	46,871	47,197
Allowance for inventory obsolescence	128,797	217,733
Difference for sales cut-off	11,381	33,071
Deferred income	117,885	131,992
Property, plant and equipment subsidized by government grant	473,464	490,883
Total gross deferred tax assets	4,859,850	4,303,419
Valuation allowance	(3,285,547)	(2,759,105)
Total net deferred tax assets	1,574,303	1,544,314

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

12.	Taxation (continued)

The deferred tax assets arising from net operating losses will expire from 2018 if not utilized.

Valuation allowance was provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards and others, which can be carried forward to offset future taxable income. The management determines it is more likely than not that part of deferred tax assets could not be utilized, so allowance was provided as of June 30, 2016 and December 31, 2015.

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $29,003,988 and $30,379,170 as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, the outstanding trade acceptances to suppliers were $nil and $110,996. These trade acceptances were non-interest bearing and mature within one year. No security deposit is needed.

14.	Short-term loans

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Short- term bank loans guaranteed and repayable within one year	14,963,306	13,839,341

As of June 30, 2016, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, land use right with a carrying amount of $3,830,862, and the building with a carrying amount of $12,129,450. These short-term loans are drawn from the lines of credit (Note 16).

As of December 31, 2015, the above bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, a land use right with a carrying amount of $3,963,003, the building with a carrying amount of $12,419,622.

The loans as of June 30, 2016 were primarily obtained from three banks with interest rates ranging from 4.35% to 6.06% per annum. The interest expenses were $422,593 and $419,156 for the six months ended June 30, 2016 and 2015, respectively. The interest expenses were $215,485 and $218,142 for the three months ended June 30, 2016 and 2015, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

15.	Non-financial institution borrowings

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Non-financial institution borrowings	4,511,550	-

In April and May, 2016, the Company obtained borrowings from a third party non-financial institution and an individual, which were used for working capital and capital expenditure purposes. The borrowings are personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

The interest rate for both borrowings is 5.66% per annum, and would be repaid anytime no later than August 31, 2017. The interest expenses were $32,905 for the three and six months ended June 30, 2016.

16.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)
Lender	Starting date		Maturity date	Line of credit	Unused line of credit
				$	$
Bank of China	7/13/2015		9/13/2016	13,857,707	2,220,160
Ping An Bank Co., Ltd	12/10/2015		12/9/2016	10,838,430	5,725,094
China Minsheng Banking Corp., LTD.	7/16/2015		7/16/2016	4,423,849	166,542
Industrial Bank CO., LTD.	7/15/2015		7/15/2016	9,290,083	9,290,083
Industrial and Commercial Bank of China	10/1/2015		10/1/2016	7,741,736	4,734,036
Jiang Su Bank Co., Ltd	11/4/2015	(i)	11/3/2016	3,673,987	1,276,003
Hong Kong and Shanghai Banking Corporation	9/1/2015		7/15/2016	8,000,000	8,000,000
Huaxia Bank Co., Ltd	6/1/2015		6/1/2017	5,800,564	5,800,564
Total				63,626,356	37,212,482

(i) Jiang Su Bank Co., Ltd provided a $2.3M line of credit which was without secure deposit on November 4, 2015. As of December 31, 2015, Jiangsu Bank did not request for secure deposit and the line of credit was $2.3M. As of June 30, 2016, Jiangsu bank required 35% or 40% of deposit. The line of credit was changed accordingly to $3.67M.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

16.	Lines of credit (continued)

	December 31, 2015
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China	7/13/2015	9/13/2016	13,762,455	4,707,595
Bank of China	7/1/2015	6/30/2016	11,203,276	155,498
Ping An Bank Co., Ltd	12/10/2015	12/9/2016	10,763,931	3,878,818
China Minsheng Banking Corp., LTD.	7/16/2015	7/16/2016	4,393,441	1,916,253
Industrial Bank CO., LTD.	7/15/2015	7/15/2016	9,226,227	7,079,785
China Everbright Bank	6/23/2015	6/22/2016	7,688,523	3,647,289
Industrial and Commercial Bank of China	10/1/2015	10/1/2016	7,688,523	4,613,113
Jiang Su Bank Co., Ltd	11/4/2015	11/3/2016	2,306,557	995,703
Hongkong and Shanghai Banking Corporation Limited	9/1/2015	7/15/2016	8,000,000	8,000,000
Total			75,032,933	34,994,054

The lines of credits from Bank of China, Ping An Bank Co., Ltd, China Minsheng Banking Corp. LTD., Industrial Bank CO., LTD, China Everbright Bank, Industrial and Commercial Bank of China, and Hongkong and Shanghai Banking Corporation Limited are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The lines of credits from Jiang Su Bank Co., Ltd are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife. Certain of the agreements governing the Company’s loans include standard affirmative and negative covenants.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

17.	Long-term loans

	June 30, 2016	December 31, 2015
	(Unaudited)
	$	$
Long-term loans from Bank of China	902,310	1,845,245
Less: current portion of long-term borrowings	902,310	1,845,245
Long- term bank loans, net of current portion	-	-

On January 13, 2012, the Company borrowed $8,198,065 (RMB50 million) from Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is five-year long-term loan, with an annual interest equals to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”), which was 5.39% as of June 30, 2016. Interest expenses are to be paid quarterly.

The interest expenses were $44,038 and $ 124,962 for the six months ended June 30, 2016 and 2015, respectively, and $18,402 and $57,334 for the three months ended June 30, 2016 and 2015, respectively.

The principal is to be repaid quarterly from September 30, 2012. 2% of the principal was repaid on each of September 30, 2012 and December 30, 2012, respectively. Thereafter 6% of the principal is to be repaid every quarter after December 31, 2012 until the maturity date.

18.	Share-based Compensation

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of June 30, 2016, 393,141 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

18.	Share-based Compensation (continued)

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	760,286	2.92	7.78

Granted	75,000	4.43	-
Exercised	(16,933)	2.63	-
Forfeited	(26,336)	2.63	-
Canceled	(5,091)	2.63	-
Outstanding, December 31, 2015	786,926	3.08	6.90
Exercisable, December 31, 2015	587,407	3.16	6.56

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2016	786,926	3.08	6.90
Granted	190,000	2.66	-
Outstanding, June 30, 2016	976,926	3.00	7.02
Exercisable, June 30, 2016	623,407	3.22	6.27

The Company determined the estimated grant-date fair value of share options based on the Black-Scholes pricing model using the following assumptions:

	Six months ended June 30
	2016	2015
Expected volatility	76.98%-79.55%	78.57%-89.73%
Risk-free interest rate	1.21%-1.4%	1.54%-1.71%
Expected term from grant date (in years)	5-6.05	5.0-6.05
Dividend rate	0.00%	0.00%

The aggregate intrinsic value of options vested and expected to vest as of June 30, 2016 and December 31, 2015 was approximately $1,950 and $178,000, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the six months ended June 30, 2016, the Company granted options to purchase 190,000 shares to two employees at a weighted average exercise price of $2.66 per share. No employees exercised their options and no options were forfeited or canceled. During the three months ended June 30, 2016, no options were granted, exercised, forfeited or cancelled.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

18.	Share-based Compensation (continued)

Restricted Stock Awards Granted to Employees

There were no RSAs granted to employees during the three and six months ended June 30, 2016.

Total Share-based Compensation Expense

As of June 30, 2016 the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $388,479, which the Company anticipates recognizing as a charge against income over a weighted average period of 1.57 years.

In connection with the grant of stock options, restricted stock awards and warrants to employees, the Company recorded stock-based compensation charges of $95,259 and $290,943, for the three-month period ended June 30, 2016 and 2015, respectively. The Company recorded stock-based compensation charges of $205,969 and $412,304 for the six-month period ended June 30, 2016 and 2015, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

19.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2016 and 2015, and the three months ended June 30, 2016 and 2015

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	2,051,782	1,867,124	1,709,174	1,743,766

Denominator:
Weighted-average shares outstanding
- Basic	15,101,679	15,094,979	15,101,679	15,091,639
- Dilutive effects of equity incentive awards	1,198	346,597	2,207	377,635
- Diluted	15,102,877	15,441,576	15,103,886	15,469,274

Net income per share
Basic	0.14	0.12	0.11	0.12
Diluted	0.14	0.12	0.11	0.11

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

20.	Securities Offering Transaction

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

The fair value of the warrant liability is re-measured at each reporting period and recorded as a gain or loss on fair value of warrant liability. As of June 30, 2016 and December 31, 2015, the fair value of warrant liability was $14,003 and $140,549, respectively. For the three months ended June 30, 2016 and 2015, the Company recognized a gain of $7,077 and $84,833, respectively, on the change in the fair value of the warrant liability. For the six months ended June 30, 2016 and 2015, the Company recognized a gain of $126,542 and $431,132, respectively, on the change in the fair value of the warrant liability.

The fair values of the warrants as of June 30, 2016 and December 31, 2015 were calculated using the Black-Scholes pricing model with the following assumptions:

	June 30, 2016	December 31,2015
Expected volatility	72.31%	79.85%
Risk-free interest rate	0.41	0.56%
Expected term (in years)	0.80	1.30
Dividend rate	-	-
Fair value	$0.03	$0.81

The Company revalued the warrants utilizing a binomial model as of June 30, 2016 and December 31, 2015 with no difference in the value.

In conjunction with the securities offering transaction, the Company issued three year warrants to investment bankers to purchase 40,000 shares of the Company’s common stock at $6.33 per share. The aggregate fair value of the warrants was $94,982, which was recorded as offering cost.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

21.	Defined contribution plan

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

The total amounts for such employee benefits, which were expensed as incurred, were $754,663 and $ 826,889 for the six months ended June 30, 2016 and 2015, respectively, and $419,105 and $414,201 for the three months ended June 30, 2016 and 2015, respectively.

22.	Non-controlling interest

As of June 30 2016 and December 31, 2015, non-controlling interest related to the 30% minority interest in GZ Highpower in the consolidated balance sheet was $527,601 and $853,483, respectively.

Non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $312,190 and $146,283 for the six months ended June 30, 2016 and 2015, respectively, and $178,669 and $101,074 for the three months ended June 30, 2016 and 2015, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

23.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2016 to 2019, with options to renew the leases. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements as of June 30, 2016 are as follows:

$
Remaining 2016	864,915
2017	800,397
2018	491,296
2019	236,562
2,393,170

Rent expenses for the six months ended June 30, 2016 and 2015 were $800,284 and $819,448, respectively, and $394,711 and $415,254 for the three months ended June 30, 2016 and 2015.

Capital commitment

On June 30, 2016, HZ HTC entered into an Agreement for Equity Transfer and Capital Increase with Yipeng and the shareholders listed therein, which was amended by Supplementary Agreements, I, II, and III (collectively, the “Equity Purchase Agreement”).

Pursuant to the terms of the Equity Purchase Agreement, the Company will purchase up to 50% of Yipeng’s equity on two dates: (1) on August 10, 2016, in addition to the existing 5% shares of Yipeng, the Company agree to pay approximately $2.3 million in cash and transfer equipment worth approximately $6.8 million in exchange for the purchase of 30.4% of the shares of Yipeng, and (2) prior to November 5, 2016, provided that Yipeng has been approved to be listed in the catalogue of Industrial Standards of Auto Mobile Power Battery Cell (the “Catalogue) prior to October 31, 2016, the Company will pay approximately $2.9 million in cash and transfer equipment worth approximately $5.3 million in exchange for an additional 14.6% of the shares of Yipeng. The Company also has the right to purchase in the future an additional 1% of the shares from Yipeng’s founding shareholders at a price of approximately $0.4 million which would result in an aggregate of 51% of Yipeng.

Contingencies

On January 14, 2016, FirsTrust China, Ltd filed an amended complaint in the Delaware Chancery Court (amending its initial complaint filed February 25, 2015) naming Highpower as the defendant asserting a cause of action for breach of contract and conversion of stock, and seeking damages in the form of issuance of 150,000 shares or the value of such shares, plus interest thereon, attorneys’ fees and costs and expenses. On February 4, 2016, Highpower filed an answer, affirmative defenses and counterclaim against FirsTrust asserting claims for equitable rescission, declaratory relief and breach of contract, and seeking rescission of the contract, return of the 200,000 warrants and 150,000 shares of Highpower stock previously issued to FirsTrust, plus interest, attorneys’ fees and costs and expenses. Highpower has also added as counter-defendants four individuals to whom it issued shares pursuant to FirsTrust’s request. In April 2016, FirsTrust filed a motion for judgment on the pleadings with respect to its complaint and a hearing date is scheduled for January 2017. FirsTrust has also filed a notice of a motion to dismiss Highpower’s counterclaim. The Company believes that it has meritorious defenses to this claim and intends to defend the claim vigorously.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

24.	Segment information

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Ni-MH Batteries	11,972,810	15,775,426	24,829,135	30,534,896
Lithium Batteries	23,666,887	22,066,302	38,981,832	38,886,930
New Materials	1,092,613	794,073	2,018,398	1,351,623
Total	36,732,310	38,635,801	65,829,365	70,773,449

Cost of Sales
Ni-MH Batteries	8,869,549	11,850,483	18,475,355	23,565,936
Lithium Batteries	18,857,605	17,307,091	31,364,936	31,640,483
New Materials	1,361,485	914,467	2,468,364	1,447,556
Total	29,088,639	30,072,041	52,308,655	56,653,975

Gross Profit
Ni-MH Batteries	3,103,261	3,924,943	6,353,780	6,968,960
Lithium Batteries	4,809,282	4,759,211	7,616,896	7,246,447
New Materials	(268,872)	(120,394)	(449,966)	(95,933)
Total	7,643,671	8,563,760	13,520,710	14,119,474

	June 30, 2016	December 31,2015
	(Unaudited)
	$	$
Total Assets
Lithium Batteries	87,157,260	82,006,317
Ni-MH Batteries	36,911,805	41,590,201
New Materials	10,178,623	10,607,966
Total	134,247,688	134,204,484

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

24.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China Mainland	28,855,932	19,290,058	37,385,011	33,315,390
Asia, others	6,295,056	11,637,753	18,275,423	22,079,640
Europe	208,548	5,749,314	6,524,327	11,565,500
North America	1,285,688	1,783,947	2,919,834	3,340,558
South America	14,074	147,644	478,971	301,573
Africa	25,968	-	50,001	103,807
Others	47,044	27,085	195,798	66,981
	36,732,310	38,635,801	65,829,365	70,773,449

	June 30, 2016	December 31, 2015
	(Unaudited)
	$	$
Accounts receivable
China Mainland	22,392,393	23,832,388
Asia, others	7,293,500	6,443,781
Europe	1,879,847	5,324,389
North America	675,645	433,458
South America	20,778	-
Africa	-	55,240
Others	16,869	50,610
	32,279,032	36,139,866

25.	Related party balance and transaction

Related party balance

The outstanding amounts of the related party as of June 30, 2016 (unaudited) as follow:

$
Accounts receivable - related party(I)	2,152,054
Amount due to Yipeng(II)	761,895

(I) The balance of accounts receivable - related party represented the balance of accounts receivable with Yipeng.

(II) The balance of amount due to a related company mainly represented the sales security deposit collected from Yipeng, amounting to $755,793, which would be refund to Yipeng once the sales of battery cell since January 1, 2016 reached 550,000 PCS. And the remaining balance represented the accounts payable with Yipeng.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

25.	Related party balance and transaction (continued)

Related party transaction

The details of the related party transactions were as follows:

Period from May 2,2016 to June 30,2016
(Unaudited)
$
Sales-Yipeng(III)	1,264,934

(III) The transaction amount represented the total sales of Lithium battery with Yipeng.

26.	Subsequent event

On August 3, 2016, Henry Sun advised the Company of his decision to resign as Chief Financial Officer and Corporate Secretary of the Company effective upon the appointment of a successor. On August 7, 2016, the Company appointed Sunny Pan as its Interim Chief Financial Officer and Corporate Secretary.

On August 10, 2016, the Company consummated the first closing pursuant to the terms of the Equity Purchase Agreement, resulting in an aggregate 35.4% equity ownership of Yipeng.

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

On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847). On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,530,825) and the additional capital of RMB10,000,000 was contributed by SZ Highpower. As of June 30, 2016, SZ Highpower holds 70% of the equity interest of GZ Highpower, and four founding management members of GZ Highpower hold the remaining 30%.

On November 27, 2015, the Company’s Board of Directors received a non-binding investment proposal letter from Anshan Co-Operation (Group) Co., Ltd. ("Anshan Co-Operation"), joined with Mr. Dang Yu Pan, the Company’s Chairman and CEO, and certain management of Highpower International, and China Innovative Capital Management Ltd. Anshan Co-Operation (Group) Co., Ltd. ("Anshan Co-Operation"), proposing to purchase newly issued shares of SZ Highpower, SZ Springpower and ICON, the three subsidiaries in the PRC wholly-owned by the Company with not less than RMB650 million, or approximately US$101.7 million (based on an exchange rate of $6.39 as of November 26, 2015) based on the valuation of RMB280 million, or approximately US$43.8 million (based on an exchange rate of $6.39 as of November 26, 2015) for the three subsidiaries, in exchange for more than 50% of the equity of each of the three subsidiaries and become the controlling shareholder of each of the subsidiaries after the subscription. The Company's Board of Directors has formed a special committee consisting of the following independent directors to consider the proposal: Ping Li, who will serve as chairman, Xinhai Li and T. Joseph Fisher, III. The special committee has retained independent legal and financial advisors to assist it in the process.

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

Critical Accounting Policies

See note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three and six months ended June 30, 2016 and 2015, both in dollars and as a percentage of net sales.

Consolidated Statements of Operations

(in thousands except share and per share information)

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Net Sales	36,732	100.0%	38,636	100.0%	65,829	100%	70,773	100.0%

Cost of Sales	(29,089)	(79.2)%	(30,072)	(77.8)%	(52,308)	(79.5)%	(56,654)	(80.1)%

Gross profit	7,643	20.8%	8,564	22.2%	13,521	20.5%	14,119	19.9%

Research and development expenses	(2,036)	(5.5)%	(1,998)	(5.2)%	(3,659)	(5.6)%	(3,672)	(5.2)%

Selling and distribution expenses	(1,539)	(4.2)%	(1,598)	(4.1)%	(3,074)	(4.7)%	(3,396)	(4.8)%

General and administrative expenses	(3,249)	(8.8)%	(3,424)	(8.9)%	(6,319)	(9.6)%	(6,448)	(9.1)%

Foreign currency transaction gain	600	1.6%	74	0.2%	510	0.8%	444	0.6%

Income from operations	1,419	3.9%	1,618	4.2%	979	1.5%	1,047	1.5%

Gain on change of fair value of warrant liability	7	0.0%	85	0.2%	127	0.2%	431	0.6%

Other income	1,056	2.9%	357	0.9%	1,211	1.8%	587	0.8%

Interest expenses	(435)	(1.2)%	(275)	(0.7)%	(710)	(1.1)%	(544)	(0.8)%

Income before taxes	2,047	5.6%	1,785	4.6%	1,607	2.4%	1,521	2.1%

Income tax (expenses) benefit	(174)	(0.5)%	(19)	0.0%	(210)	(0.3)%	77	0.1%

Net income	1,873	5.1%	1,766	4.6%	1,397	2.1%	1,598	2.3%

Less: net loss attributable to non-controlling interest	(179)	(0.5)%	(101)	(0.3)%	(312)	(0.5)%	(146)	(0.2)%

Net income attributable to the company	2,052	5.6%	1,867	4.8%	1,709	2.6%	1,744	2.5%

Income per share of common stock attributable to the Company
- Basic	0.14		0.12		0.11		0.12
- diluted	0.14		0.12		0.11		0.11

Weighted average number of common shares outstanding
- Basic	15,101,679		15,094,979		15,101,679		15,091,639
- diluted	15,102,877		15,441,576		15,103,886		15,469,274

Three months ended June 30, 2016 and 2015

Net sales

We generate revenues from the sale of our Ni-MH batteries, Lithium batteries and new materials for three months ended June 30, 2016 and 2015. Revenues by segment were as follows:

	Three months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Net sales
Ni-MH Batteries	11,972,810	15,775,426
Lithium Batteries	23,666,887	22,066,302
New Materials	1,092,613	794,073
Total	36,732,310	38,635,801

Net sales for the three months ended June 30, 2016 were $36.7 million compared to $38.6 million for the three months ended June 30, 2015, a decrease of $1.9 million, or 4.9%. The decrease was due to a $3.8 million decrease in net sales of our Ni-MH batteries (resulting from a 16.3% decrease in the volume, measured in ampere hour, of batteries sold and a 9.3% decrease in the average selling price of such batteries), a $1.6 million increase in net sales of our lithium batteries (resulting from a 56.7% increase in the volume, measured in ampere hour, and 31.5% decrease in the average selling price of such batteries) and a $0.3 million increase in revenue from our new material business.

Cost of sales

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $29.1 million for the three months ended June 30, 2016, as compared to $30.1 million for the comparable period in 2015. As a percentage of net sales, cost of sales increased to 79.2% for the three months ended June 30, 2016 compared to 77.8% for the comparable period in 2015, which was mainly due to the adjusted product mix.

Gross profit

Gross profit for the three months ended June 30, 2016 was $7.6 million, or 20.8% of net sales, compared to $8.6 million, or 22.2% of net sales for the comparable period in 2015. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This decrease was attributed to the in the average selling price of such batteries.

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

Research and development

Research and development expenses were $2.0 million, or 5.5% of net sales, for the three months ended June 30, 2016, as compared to $2.0 million, or 5.2% of net sales for the comparable period in 2015.

Selling and distribution expenses

Selling and distribution expenses were $1.5 million, or 4.2% of net sales, for the three months ended June 30, 2016 compared to $1.6 million, or 4.1% of net sales, for the comparable period in 2015.

General and administrative expenses

General and administrative expenses were $3.2 million, or 8.8% of net sales, for the three months ended June 30, 2016, compared to $3.4 million, or 8.9% of net sales, for the comparable period in 2015.

Foreign currency transaction gain

We experienced a gain of $600,313 for the three months ended June 30, 2016 and a gain of $73,546 for the three months ended June 30, 2015 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the influence of the RMB relative to the U.S. Dollar over the respective periods.

Interest expenses

Interest expenses were $435,402 for the three months ended June 30, 2016, as compared to $275,476 for the comparable period in 2015. The increase was mainly due to the increase of non-financial borrowings.

Other income

Other income, which consists of bank interest income, government grants and sundry income, was approximately $1,055,947 for the three months ended June 30, 2016, as compared to approximately $357,055 for the comparable period in 2015, an increase of $698,892. The increase was mainly due to the increase of income from government subsidies.

Change in fair value change of warrant liabilities

Change in fair value change of warrant liabilities was a gain of $7,077 for the three months ended June 30, 2016, as compared to a gain of $84,833, for the comparable period in 2015. It represented the fair value change of 500,000 shares of warrants issued on April 17, 2014.

Income tax (expenses) benefit

During the three months ended June 30, 2016, we recorded provision for income tax expense of $174,313 as compared to income tax expense of $18,840 for the comparable period in 2015.

Net income

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2016 was $2,051,782, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $1,867,124 for the comparable period in 2015.

Six Months Ended June 30, 2016 and 2015

Net sales

We generate revenues from the sale of our Ni-MH batteries, Lithium batteries and new materials. Revenues by segment were as follows:

	Six months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Net sales
Ni-MH Batteries	24,829,135	30,534,896
Lithium Batteries	38,981,832	38,886,930
New Materials	2,018,398	1,351,623
Total	65,829,365	70,773,449

Net sales for the six months ended June 30, 2016 were $65.8 million compared to $70.8 million for the six months ended June 30, 2015, a decrease of $5.0 million, or 7.0%. The decrease was due to a $5.7 million decrease in net sales of our Ni-MH batteries (resulting from an 8.4% decrease in the volume and an 11.2% decrease in the average selling price of such batteries), a $0.1 million increase in net sales of our lithium batteries and a $0.7 million increase in revenue from our new material business.

Cost of sales

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $52.3 million for the six months ended June 30, 2016, as compared to $56.7 million for the comparable period in 2015. As a percentage of net sales, cost of sales decreased to 79.5% for the six months ended June 30, 2016 compared to 80.1% for the comparable period in 2015.

Gross profit

Gross profit for the six months ended June 30, 2016 was $13.5 million, or 20.5% of net sales, compared to $14.1 million, or 19.9% of net sales for the comparable period in 2015. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This decrease was attributable to decrease in the average selling price of such batteries.

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

Research and development

Research and development expenses were approximately $3.7 million, or 5.6% of net sales, for the six months ended June 30, 2016 as compared to approximately $3.7 million, or 5.2% of net sales, for the comparable period in 2015.

Selling and distribution expenses

Selling and distribution expenses were $3.1 million, or 4.7% of net sales, for the six months ended June 30, 2016 compared to $3.4 million, or 4.8% of net sales, for the comparable period in 2015, a decrease of 9.5%. Selling and distribution expenses decreased due to the decrease of net sales.

General and administrative expenses

General and administrative expenses were $6.3 million, or 9.6% of net sales, for the six months ended June 30, 2016, compared to $6.4 million, or 9.1% of net sales, for the comparable period in 2015.

Foreign currency transaction gain

We experienced a gain of $509,877 for the six months ended June 30, 2016 and a gain of $443,857 for the six months ended June 30, 2015 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

Interest expenses

Interest expenses were $710,394 for the six months ended June 30, 2016, as compared to $544,118 for the comparable period in 2015. The increase in interest expense was due to an increase in borrowing.

Other income

Other income, which consists of bank interest income, government grants and sundry income, was approximately $1,211,875 for the six months ended June 30, 2016, as compared to approximately $587,147 for the comparable period in 2015, an increase of $624,728. The increase was mainly due to an increase of $724,042 in income from government subsidiary.

Gain on fair value change of warrant liabilities

Gain on fair value change of warrant liabilities was $126,546 for the six months ended June 30, 2016, as compared to $431,132 for the six months ended June 30, 2015. It represented the fair value change of 500,000 shares of warrants issued on April 17, 2014.

Income tax (expense) benefit

During the six months ended June 30, 2016, we recorded provision for income tax expense of $209,817 as compared to income tax benefit of $76,416 for the comparable period in 2015.

Net income

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2016 was $1.7 million, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $1.7 million for the comparable period in 2015.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 60% of our sales are made in U.S. Dollars. During the six months ended June 30, 2016, the exchange rate of the RMB to the U.S. Dollar devaluated 2.3% from the level at the end of December 31, 2015. Future appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not continue to appreciate significantly against the U.S. Dollar. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $6.8 million as of June 30, 2016, as compared to $5.8 million as of December 31, 2015. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrowed funds under bank facilities and other external sources of financing. As of June 30, 2016, we had lines of credit with 8 financial institutions aggregating $64 million. The maturity of these facilities is generally within one year. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of June 30, 2016, we had utilized approximately $27 million under such general credit facilities and had available unused credit facilities of $37 million.

For the six months ended June 30, 2016, net cash provided by operating activities was approximately $1.3 million, as compared to $6.0 million used in operating activities for the comparable period in 2015. The net cash increase of $7.3 million provided by operating activities is primarily attributable to, among other items, an increase of $4.0 million in cash inflow from accounts receivable, an increase of $2.7 million in inflow from notes receivable, a decrease of 1.6 million in outflow from prepayment, an increase of $2.2 million in outflow from accounts receivable - related party, and an increase of $0.8 million in inflow due to a related party.

Net cash used in investing activities was $5.2 million for the six months ended June 30, 2016 compared to $4.0 million for the comparable period in 2015. The net increase of $1.2 million of cash used in investing activities was attributable to an increase of $0.4 million in cash outflow from acquisition of plant and equipment and an increase of $0.8 million in cash outflow from investment.

Net cash provided by financing activities was $5.8 million during the six months ended June 30, 2016, as compared to $1.1 million used in financing activities for the comparable period in 2015. The net increase of $6.9 million in net cash provided by financing activities was primarily attributable to an increase of $4.6 million in proceeds from non-financial institution and an increase of $1.5 million in proceeds from short-term bank loan.

For the six months ended June 30, 2016 and 2015, our inventory turnover was 5.3 times and 4.7 times, respectively. The average days outstanding of our accounts receivable at June 30, 2016 was 94 days, as compared to 83 days at June 30, 2015. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

In the next 12 months, we expect to expand our research, development and manufacturing of lithium-based batteries and anticipate additional capital expenditures.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds were approximately $419,105 and $414,201 for the three months ended June 30, 2016 and 2015, respectively, and $754,663 and $826,889 in the six months ended June 30, 2016 and 2015, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Recent Accounting Pronouncements

Please refer to Note 2 (Recently issued accounting pronouncements) in Item 1 (d).

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule13a-15(e) under the Exchange Act) were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during this quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described herein and in our Annual Report on Form 10-K as filed with the SEC on March 29, 2016 and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Execution and First Closing of Equity Transfer and Capital Increase Agreement with Yipeng

On June 30, 2016, our wholly-owned subsidiary, Huizhou Highpower Technology Co., Ltd, entered into an Agreement for Equity Transfer and Capital Increase with Huizhou Yipeng Energy Technology Co. Ltd. (“Yipeng”) and the shareholders listed therein, which was amended by Supplementary Agreements I, II, and III (collectively, the “Equity Purchase Agreement”). Pursuant to the terms and conditions of the Equity Purchase Agreement, the Company will purchase up to 50% of Yipeng’s equity for an aggregate of RMB114.75 million, or $17.3 million based on current exchange rates, consisting of $5.2 million in cash and $12.1 million of power battery equipment. The Company intends to fund the acquisition with cash on hand, expected future cash flow, and if needed, approximately $2.0 million in borrowings under existing credit arrangements.

Pursuant to the terms of the Equity Purchase Agreement, the purchase of equity will occur on two dates: (1) on August 10, 2016, in addition to the existing 5% shares of Yipeng currently held by Highpower, we agreed to pay approximately $2.3 million in cash and transfer equipment worth approximately $6.8 million in exchange for the purchase of 30.4% of the shares of Yipeng, and (2) prior to November 5, 2016, provided that Yipeng has been approved to be listed in the catalogue of Industrial Standards of Auto Mobile Power Battery Cell (the “Catalogue”) prior to October 31, 2016, we will pay approximately $2.9 million in cash and transfer equipment worth approximately $5.3 million in exchange for an additional 14.6% of the shares of Yipeng. The Company also has the right to purchase in the future an additional 1% of the shares from Yipeng’s founding shareholders at a price of approximately $0.4 million, which would result in a 51% aggregate equity ownership of Yipeng.

On August 10, 2016, we consummated the first closing pursuant to the terms of the Equity Purchase Agreement, resulting in a current equity ownership of Yipeng by Highpower of an aggregate of 35.4%.

The Equity Purchase Agreement contains customary representations, warranties, covenants and agreements of the parties, and completion of the transaction is subject to customary closing conditions, including, among others, obtaining an amended business license, transfer of title to the equipment, waiver of rights by existing Yipeng shareholders, execution of employment agreements with certain senior management at Yipeng, no material adverse events, and required governmental approvals.

In addition, under the terms of the Equity Purchase Agreement, if Yipeng fails to achieve 90% of its projected net profit for 2016, 2017 or 2018, then Yipeng’s founding shareholders will make up the difference through a payment of cash or transfer of equivalent equity to all of Yipeng’s shareholders. If Yipeng achieves 100% to 110% of its projected net profit for 2016, 2017 or 2018, then the 10% of the excess profit will be awarded to Yipeng’s founding shareholders and operating management team.

Yipeng has been a customer of Highpower since 2014, and for the year ended December 31, 2015 and the six months ended June 30, 2016, Yipeng purchased an aggregate of $3.2 million, or 2.2% of net sales, and $2.9 million, or 4.4% of net sales, of products from the Company, respectively. Pursuant to the Equity Purchase Agreement, Yipeng has agreed that Highpower will be its preferred supplier for lithium batteries.

Under the terms of the Equity Purchase Agreement, we will have a right of first refusal and co-sale right on sales of shares by equity holders of Yipeng, and pre-emptive and anti-dilution rights on additional equity issuances by Yipeng. Highpower’s shares also have a contractual liquidation preference and, under certain circumstances, a right to put the shares to the Yipeng founding equity holders. Highpower’s repurchase rights may be exercised as a result of certain events, such as certain financial losses by Yipeng or Yipeng’s failure to be approved for listing in the Catalogue. Highpower has veto rights over material actions, such as amendments to Yipeng’s charter documents, change in organizational structure and management personnel, loans, commitments exceeding approximately $150,000, and mergers, acquisitions and asset sales. Highpower will also appoint three members to a five member board of directors of Yipeng.

The Equity Purchase Agreement may be terminated (1) if agreed by all the parties, (2) by Highpower if (a) Yipeng’s representations are untrue or it breaches its obligations resulting in a material adverse impact on Yipeng, or (b) unless waived, all conditions are not satisfied prior to December 31, 2016 or a grace period approved by Highpower, or (3) by Yipeng if Highpower’s representations are untrue or it breaches it obligations. The Equity Purchase Agreement may be terminated by any party due to force majeure events or other reasons not attributable to the parties, bankruptcy or revocation of a party’s business license or a party’s inability to fulfill the Equity Purchase Agreement.

The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants, and agreements contained in the Equity Purchase Agreement, and is subject to and qualified in its entirety by reference to the Equity Purchase Agreement and Supplementary Agreements which are filed hereto as exhibits to this quarterly report on Form 10-Q, and incorporated by reference herein.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” and “Item 2.01 - Completion of Acquisition of Disposition of Assets” of Form 8-K.

Borrowing agreement between Shenzhen Highpower Technology Co., Ltd. and a non-financial institution

On April 29, 2016, SZ Highpower entered into a borrowing agreement with a non-financial institution (Lender) providing for an aggregate loan of RMB20,000,000 (US$3,007,700) to be used by SZ Highpower as working capital. SZ Highpower must pay back the loans before the maturity day on August 31, 2017. The interest rate is 5.66%, which equals to 130% of one year’s benchmark-lending rate of the People’s Bank of China (“PBOC”).The loan is guaranteed by the Company’s Chief Executive Officer, Mr. Dangyu Pan.

The following constitute events of default under the loan contract: SZ Highpower’s failure to use the loan proceeds for the prescribed purposes; SZ Highpower’s failure to timely repay the principal, interest under the contract; SZ Highpower or a guarantor’s avoidance that will result in Lender or its designated third party fail to subscribe additional directional shares of Anshan Co-Operation; SZ Highpower or a guarantor’s violation of any other obligations in the contract.

Upon the occurrence of an event of default, Lender may: request overdue interest from SZ Highpower if SZ Highpower fails to repay the principal, interest under the contract; request SZ Highpower rectify the event of default; suspend to perform its obligations; announce the immediate expiration of the contract; request compensation from SZ Highpower on the losses thereafter caused; or take any other procedures deemed necessary by Lender.

Borrowing agreement between Shenzhen Highpower Technology Co., Ltd. and an individual

On May 19, 2016, SZ Highpower entered into a borrowing agreement with an individual (Lender) providing for an aggregate loan of RMB50,000,000 (US$7,519,249) to be used by SZ Highpower as working capital. SZ Highpower can withdraw the loan on and before September 30, 2016. SZ Highpower must pay back the loans before the maturity day on August 31, 2017. The interest rate is 5.66%, which equals to 130% of one year’s benchmark-lending rate of the People’s Bank of China (“PBOC”). The loan is guaranteed by Mr. Dangyu Pan.

The following constitute events of default under the loan contract: SZ Highpower’s failure to use the loan proceeds for the prescribed purposes; SZ Highpower’s failure to timely repay the principal, interest under the contract; SZ Highpower or a guarantor’s avoidance that will result in Lender or its designated third party fail to subscribe additional directional shares of Anshan Co-Operation; SZ Highpower or a guarantor’s violation of any other obligations in the contract.

Upon the occurrence of an event of default, Lender may: request overdue interest from SZ Highpower if SZ Highpower fails to repay the principal, interest under the contract; request SZ Highpower rectify the event of default; suspend to perform its obligations; announce the immediate expiration of the contract; request compensation from SZ Highpower on the losses thereafter caused; or take any other procedures deemed necessary by Lender.

Credit Line Contract Between Springpower Technology (Shenzhen) Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch

On June 23, 2016, SZ Springpower entered into a comprehensive credit line contract with Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch, which provides for a revolving line of credit of up to RMB30,000,000 (US$4,511,550) (CCL Agreement). SZ Springpower may withdraw from the loan, from time to time as needed, but must make a specific drawdown application on or before June 1, 2017. The loan is guaranteed by SZ Highpower, HZ HTC, ICON, Mr. Dangyu Pan and his wife Ms. Zhoutao Yin.

The following constitute events of default under the loan contract: SZ Springpower provides false information or holds back important operational accounting facts; SZ Springpower changes the purpose of the financed capital without consented, or uses the financed capital for conducting any illegal or rule-breaking transaction; SZ Springpower violates any other contract or agreement concluded with others, or makes any commitment or warranty unilaterally, which constitutes serious breach of other debts; the guarantee capacity of a guarantor becomes obviously insufficient, or the pledged or mortgaged property is expropriated or damaged or its value obviously declines, and SZ Springpower fails to provide a new guarantee as required by the bank; SZ Springpower’s failure to perform its obligations specified in this Contracts or the specific business contract; SZ Springpower transfers its assets, withdraws funds, evades debts or has any other behavior which damages the bank’s rights and interest; SZ Springpower’s refusal to accept the bank’s supervision of the use of the loan and the company’s operational and financial activities; SZ Springpower uses a false contract with an affiliated party to discount or pledge on the basis of bill receivable and accounts receivable without real trade background to illegally withdraw bank’s financing; SZ Springpower evades bank’s obligatory right intentionally through affiliated transaction; SZ Springpower’s operating mode, self-system or legal status is changed, including but not limited to contracting, lease, custody, asset reorganization, debt reconstruction, reform of shareholding system, joint operation, consolidation (merger), division, paid transfer or property, joint venture (cooperation), reduce of registered capital, or applying for winding-up, applying for dissolution (or cancellation), applying for reforming, reconciliation and bankruptcy; SZ Springpower hasn’t implemented the liability of repayment of the debts under a specific business contract of this Contract or hasn’t provided a new guarantee accepted by the bank; Any serious crisis of the overall credit status, operating conditions and financial status of the group customer of SZ Springpower, which causes significant threat to the safety of bank’s funds; SZ Springpower is unable to or is likely unable to repay the due debt because SZ Springpower sells, transfers or disposes by other means any material assets or SZ Springpower’s operation and financial status becomes worse; SZ Springpower is involved in any significant economic lawsuit or arbitration and other legal dispute, or is involved in any significant administrative punishment, which serious affects and threatens the realization of the bank’s rights; SZ Springpower goes out of business, is dissolved, stops business or is ordered to close, or its business license is revoked or cancelled; SZ Spring violates any other obligation agreed in this Contract, or the Guarantor violates any obligation agreed in the guarantee contract, that the bank thinks sufficient to affect realization of its rights; SZ Springpower causes a liability accident or a significant environment and social risk incident due to violation of relevant laws, regulations, regulatory provisions or industrial standards for food safety, work safety, environmental protection and management of environment and social risks, which has affected or may affect the performance of obligations under this Contract or a specific business contract.

Upon the occurrence of an event of default, the bank may terminate the unused portion of the credit line and announce the debt outstanding under the agreement immediately due and payable.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1

Agreement for Equity Transfer and Capital Increase dated June 30, 2016 between Huizhou Highpower Technology Co., Ltd., Huizhou Yipeng Energy Technology Co., Ltd. and the shareholders listed therein. (translated to English)+

10.1(a)	Supplementary Agreement (I) to Agreement for Equity Transfer and Capital Increase dated June 30, 2016. (translated to English)+
10.1(b)	Supplementary Agreement (II) to Agreement for Equity Transfer and Capital Increase dated June 30, 2016. (translated to English)+
10.1(c)	Supplementary Agreement (III) to Agreement for Equity Transfer and Capital Increase dated June 30, 2016. (translated to English)
10.2	Investment Cooperation Agreement dated April 29, 2016, between Shenzhen Highpower Technology Co., Ltd., Shenzhen PowTech Equity Investment LP, and Pan Dangyu, as guarantor. (translated to English)
10.3	Investment Cooperation Agreement dated May 19, 2016, between Shenzhen Highpower Technology Co., Ltd., Wei Linwei and Pan Dangyu, as guarantor. (translated to English)
10.4	Maximum Financing Contract dated June 23, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch. (translated to English)
10.4(a)	Personal Maximum Guarantee Contract between Yin Zhoutao and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch, dated June 30, 2016. (translated to English)
10.4(b)	Personal Maximum Guarantee Contract between Pan Dangyu and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch, dated June 30, 2016. (translated to English)
10.4(c)	Maximum Guarantee Contract dated June 30, 2016, between Icon Energy System (Shenzhen) Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch. (translated to English)
10.4(d)	Maximum Guarantee Contract dated June 30, 2016, between Huizhou Highpower Technology Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch. (translated to English)
10.4(e)	Maximum Guarantee Contract dated June 30, 2016, between Shenzhen Highpower Technology Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch. (translated to English)
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: August 15, 2016		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Sunny Pan
	By:	Sunny Pan
	Its:	Interim Chief Financial Officer (principal financial and accounting officer)