Form 10-Q
period 2016-09-30
Highpower International, Inc.
filed 2016-11-14
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From            To

COMMISSION FILE NO.001-34098

HIGHPOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Building A1, 68 Xinxia Street, Pinghu, Longgang,

Shenzhen, Guangdong, 518111, People’s Republic of China

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(86) 755-89686238

(COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐   No ☒

The registrant had 15,109,019 shares of common stock, par value $0.0001 per share, outstanding as of November 10, 2016.

HIGHPOWER INTERNATIONAL, INC.

FORM10-Q

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	13,477,199	5,849,967
Restricted cash	10,758,392	11,656,204
Accounts receivable, net	47,747,210	36,139,866
Amount due from Yipeng	2,960,524	-
Notes receivable	1,770,789	1,757,709
Prepayments and other receivables	5,586,595	6,060,904
Inventories, net	21,138,583	19,218,331

Total Current Assets	103,439,292	80,682,981

Property, plant and equipment, net	46,373,030	47,464,186
Land use right, net	3,792,334	3,963,003
Other assets	512,500	550,000
Deferred tax assets	1,567,644	1,544,314
Long-term investment	9,949,477	-

TOTAL ASSETS	165,634,277	134,204,484

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	48,673,568	36,077,396
Deferred income	775,437	879,944
Short-term bank loan	20,876,434	13,839,341
Non-financial institution borrowings	4,492,498	-
Notes payable	32,048,210	30,490,166
Amount due to Yipeng	1,537,765	-
Other payables and accrued liabilities	9,826,526	6,292,492
Income taxes payable	1,854,510	1,783,013
Current portion of long-term loan	-	1,845,245

Total Current Liabilities	120,084,948	91,207,597

Warrant Liability	25,153	140,549

TOTAL LIABILITIES	120,110,101	91,348,146

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars)

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-

Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,109,019 shares issued and outstanding at September 30, 2016 and 15,101,679 shares issued and outstanding at December 31, 2015)	1,511	1,510
Additional paid-in capital	11,491,424	11,227,979
Statutory and other reserves	4,042,429	4,042,429
Retained earnings	28,458,655	24,098,175
Accumulated other comprehensive income	1,106,387	2,632,762

Total equity for the stockholders of Highpower International Inc.	45,100,406	42,002,855

Non-controlling interest	423,770	853,483

TOTAL EQUITY	45,524,176	42,856,338

TOTAL LIABILITIES AND EQUITY	165,634,277	134,204,484

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	54,142,916	37,556,826	119,972,281	108,330,275
Cost of sales	(40,475,820)	(30,340,151)	(92,784,475)	(86,994,126)
Gross profit	13,667,096	7,216,675	27,187,806	21,336,149

Research and development expenses	(3,029,628)	(1,963,690)	(6,688,397)	(5,635,308)
Selling and distribution expenses	(1,881,277)	(1,712,303)	(4,955,708)	(5,108,589)
General and administrative expenses	(5,935,907)	(3,295,815)	(12,254,520)	(9,744,336)
Foreign currency transaction gain	126,732	1,458,363	636,609	1,902,220
Total operating expenses	(10,720,080)	(5,513,445)	(23,262,016)	(18,586,013)

Income from operations	2,947,016	1,703,230	3,925,790	2,750,136

(Loss) gain on change of fair value of warrant liability	(11,150)	510,553	115,396	941,685
Other income	505,928	154,904	1,717,803	742,051
Equity in earnings of investee	218,903	-	218,903	-
Interest expenses	(341,520)	(246,563)	(1,051,914)	(790,681)
Income before taxes	3,319,177	2,122,124	4,925,978	3,643,191

Income taxes expenses	(769,065)	(270,622)	(978,882)	(194,206)
Net income	2,550,112	1,851,502	3,947,096	3,448,985

Less: net loss attributable to non-controlling interest	(101,194)	(91,843)	(413,384)	(238,126)
Net income attributable to the Company	2,651,306	1,943,345	4,360,480	3,687,111

Comprehensive income (loss)
Net income	2,550,112	1,851,502	3,947,096	3,448,985
Foreign currency translation income (loss)	171,574	(2,024,906)	(1,542,704)	(2,023,640)
Comprehensive income (loss)	2,721,686	(173,404)	2,404,392	1,425,345

Less: comprehensive loss attributable to non-controlling interest	(103,831)	(133,677)	(429,713)	(278,226)
Comprehensive income (loss) attributable to the Company	2,825,517	(39,727)	2,834,105	1,703,571

Income per share of common stock attributable to the Company
- Basic	0.18	0.13	0.29	0.24
- Diluted	0.18	0.13	0.29	0.24

Weighted average number of common stock outstanding
- Basic	15,103,007	15,101,679	15,102,121	15,098,479
- Diluted	15,115,409	15,148,887	15,104,914	15,367,542

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Nine months ended September 30
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	3,947,096	3,448,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,735,353	4,038,596
Allowance for doubtful accounts	1,661,968	1,132
Income on disposal of property, plant and equipment	197,848	145,572
Deferred income tax	(63,934)	(294,943)
Equity in earnings of investee	(218,903)	-
Share based compensation	244,142	535,761
Change in fair value of warrant liability	(115,396)	(941,685)
Changes in operating assets and liabilities:
Accounts receivable	(13,619,029)	(4,671,730)
Notes receivable	(59,905)	(1,339,122)
Prepayments and other receivables	(230,595)	(1,206,914)
Amount due from a related party	(3,004,025)	-
Amount due to a related company	1,560,360	-
Inventories	(2,457,733)	(530,357)
Accounts payable	11,817,867	(6,233,405)
Deferred revenue	(82,697)	242,683
Other payables and accrued liabilities	3,745,023	981,979
Income taxes payable	119,859	(305,698)
Net cash flows provided by (used in) operating activities	7,177,299	(6,129,146)

Cash flows from investing activities
Acquisitions of plant and equipment	(8,474,440)	(7,250,757)
Long-term investment	(3,039,006)	-
Net cash flows used in investing activities	(11,513,446)	(7,250,757)

Cash flows from financing activities
Proceeds from short-term bank loans	18,158,059	11,325,212
Repayment of short-term bank loans	(10,650,400)	(10,916,379)
Proceeds from non-financial institution borrowings	4,558,509	-
Repayment of long-term bank loans	(1,823,403)	(1,456,099)
Proceeds from notes payable	41,908,812	49,315,315
Repayment of notes payable	(39,518,955)	(43,573,196)
Proceeds from exercise of employee options	19,304	44,534
Change in restricted cash	601,759	2,491,383
Net cash flows provided by financing activities	13,253,685	7,230,770
Effect of foreign currency translation on cash and cash equivalents	(1,290,306)	(552,574)
Net increase (decrease) in cash and cash equivalents	7,627,232	(6,701,707)
Cash and cash equivalents - beginning of period	5,849,967	14,611,892
Cash and cash equivalents - end of period	13,477,199	7,910,185

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	922,957	794,846
Interest expenses	1,051,914	822,257
Non-cash transactions
Long-term investment with capital injection by equipments	6,837,763	-
Offset of deferred income related to government grant and property, plant and equipment	33,019	976,301

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

1.	The Company and basis of presentation

The consolidated financial statements include the financial statements of Highpower International, Inc. ("Highpower") and its subsidiaries, Hong Kong Highpower Technology Company Limited ("HKHTC"), Shenzhen Highpower Technology Company Limited ("SZ Highpower"), Springpower Technology (Shenzhen) Company Limited ("SZ Springpower"), Ganzhou Highpower Technology Company Limited ("GZ Highpower"), Icon Energy System Company Limited ("ICON") and Huizhou Highpower Technology Company Limited (“HZ HTC”). Highpower and its subsidiaries are collectively referred to as the "Company".

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC on March 29, 2016.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of September 30, 2016, its consolidated results of operations and cash flows for the nine months ended September 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Concentrations of credit risk

No customer accounted for 10% or more of total sales during the three and nine months ended September 30, 2016 and 2015.

No supplier accounted for 10% or more of the total purchase amount during the three and nine months ended September 30, 2016 and 2015.

No customer accounted for 10% or more of the accounts receivable as of September 30, 2016. As of December 31, 2015, there was one major customer accounted for 11.3% of the accounts receivable.

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of September 30, 2016, management believes no impairment charge is necessary.

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

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-07, Investments-Equity Method and Joint Venture (Topic 323). The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. It is effective for all entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted. The Company did not earlier adopt ASU 2016-07 on our consolidated financial statement.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230). The amendments in this Update provide guidance on eight specific cash flow issue. It applies to all entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740). The amendments in this Update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory and align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS). Public business entities should apply the amendments in ASU 2016-16 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adopting ASU 2016-16 on our consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

3.	Accounts receivable, net

As of September 30, 2016 and December 31, 2015, accounts receivable consisted of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Accounts receivable	50,900,861	38,211,951
Less: allowance for doubtful debts	3,153,651	2,072,085
	47,747,210	36,139,866

4.	Inventories

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Raw materials	5,672,375	4,320,455
Work in progress	6,333,943	4,568,530
Finished goods	8,800,643	9,994,401
Packing materials	19,237	17,167
Consumables	312,385	317,778
	21,138,583	19,218,331

5.	Property, plant and equipment, net

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Cost
Construction in progress	1,563,116	1,678,961
Furniture, fixtures and office equipment	4,105,945	3,882,594
Leasehold improvement	6,021,236	4,092,668
Machinery and equipment	28,368,017	29,295,041
Motor vehicles	1,617,034	1,643,173
Buildings	22,689,607	23,046,056
	64,364,955	63,638,493
Less: accumulated depreciation	17,991,925	16,174,307
	46,373,030	47,464,186

The Company recorded depreciation expenses of $3,629,817 and $3,928,655 for the nine months ended September 30, 2016 and 2015, respectively, and $1,214,256 and $1,466,647 for the three months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company deducted deferred income related to government grants of $33,019 on the carrying amount of property, plant and equipment. During the year ended December 31, 2015, the Company deducted deferred income related to government grants of $2,547,545 on the carrying amount of property, plant and equipment.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

5.	Property, plant and equipment, net (continued)

The real estate properties and buildings in Huizhou and Ganzhou have been pledged as collateral for short-term loans and bank acceptance bills drawn under certain lines of credit as of September 30, 2016 and December 31, 2015. The real estate properties and buildings in Shenzhen have been pledged as collateral for short-term loans and bank acceptance bills drawn under certain lines of credit as of September 30, 2016.

6.	Long-term investment

On April 1, 2016, the Company entered into an investment agreement with Huizhou Yipeng Energy Technology Co. Ltd. ("Yipeng"), whereby the Company acquired 5% equity interest of Yipeng for RMB5,000,000 ($748,750). On June 30, 2016, the Company entered into an Agreement for Equity Transfer and Capital Increase and Supplementary Agreements with Yipeng and the shareholders (collectively, the “Equity Purchase Agreement”).

Pursuant to the terms of the Equity Purchase Agreement, the Company will purchase up to 50% of Yipeng’s equity on two dates: (1) on August 10, 2016, in addition to the existing 5% shares of Yipeng, the Company agreed to pay approximately $2.2 million in cash and transfer equipment worth approximately $6.8 million in exchange for the purchase of 30.4% of the shares of Yipeng, and (2) prior to November 5, 2016, provided that Yipeng has been approved to be listed in the catalogue of Industrial Standards of Auto Mobile Power Battery Cell (the “Catalogue”) prior to October 31, 2016, the Company will pay approximately $3.0 million in cash and transfer equipment worth approximately $5.2 million in exchange for an additional 14.6% of the shares of Yipeng. The Company also has the right to purchase in the future an additional 1% of the shares from Yipeng’s founding shareholders at a price of approximately $0.4 million which would result in an aggregate ownership of 51% of Yipeng.

On August 10, 2016, the Company consummated the first closing pursuant to the terms of the Equity Purchase Agreement. As of September 30, 2016, the Company has invested an aggregate of $9.7 million in exchange for 35.4% of the equity interest of Yipeng, which was recorded under equity method.

Yipeng failed to be listed in the Catalogue prior to October 31, 2016 because the PRC government did not assess any new xEV cell and system manufacturers as originally expected in September. As a result, the Company postponed the second capital injection until Yipeng is listed in the Catalogue.

The equity in earnings of investee was $218,903 for the nine and three months ended September 30, 2016. No impairment was recorded for the long-term investment as of September 30, 2016.

7.	Taxation

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Taxation (continued)

2) Income tax

United States

Highpower was incorporated in Delaware and is subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%. As Highpower does not conduct any business in the U.S., it is not subject to U.S. federal income tax or Delaware franchise tax. No deferred U.S. taxes are recorded since all accumulated profits in the PRC will be permanently reinvested in the PRC.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Taxation (continued)

The components of the provision for income taxes expenses are:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	768,328	335,515	1,042,816	489,149
Deferred	737	(64,893)	(63,934)	(294,943)
Total income tax expense	769,065	270,622	978,882	194,206

The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income tax expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	3,319,177	2,122,124	4,925,978	3,643,191

Provision for income taxes at applicable income tax rate	910,416	518,320	1,319,809	831,261
Effect of preferential tax rate	(512,709)	(220,375)	(652,587)	(189,125)
R&D expenses eligible for super deduction	3,385	4,494	(552,146)	(551,113)
Non-deductible expenses	27,767	14,206	142,103	41,107
Change in valuation allowance	340,206	(46,023)	721,703	62,076
Effective enterprise income tax expense	769,065	270,622	978,882	194,206

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Taxation (continued)

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	September 30	December 31,
	2016	2015
	(Unaudited)
	$	$
Tax loss carry-forward	4,201,236	3,382,543
Allowance for doubtful receivables	130,937	47,197
Allowance for inventory obsolescence	114,068	217,733
Difference for sales cut-off	21,713	33,071
Deferred income	116,316	131,992
Property, plant and equipment subsidized by government grant	464,256	490,883
Total gross deferred tax assets	5,048,526	4,303,419
Valuation allowance	(3,480,882)	(2,759,105)
Total net deferred tax assets	1,567,644	1,544,314

The deferred tax assets arising from net operating losses will expire from 2018 through 2021 if not utilized.

Valuation allowance was provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards and others, which can be carried forward to offset future taxable income. The management determines it is more likely than not that part of deferred tax assets could not be utilized, so allowance was provided as of September 30, 2016 and December 31, 2015.

8.	Notes payable

Notes payable presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $32,048,210 and $30,379,170 as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the outstanding trade acceptances to suppliers were $nil and $110,996, respectively. These trade acceptances were non-interest bearing and mature within one year. No security deposit is needed.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

9.	Short-term loans

As of September 30, 2016 and December 31, 2015, the bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, land use right with a carrying amount of $3,792,334 and $3,963,003, and the buildings with carrying amount of $12,419,117 and $12,419,622, respectively.

The loans as of September 30, 2016 and December 31, 2015 were primarily obtained from four banks with interest rates both ranging from 4.35% to 6.06% per annum, respectively. The interest expenses were $631,211 and $620,070 for the nine months ended September 30, 2016 and 2015, respectively. The interest expenses were $209,931 and $200,914 for the three months ended September 30, 2016 and 2015, respectively.

10.	Non-financial institution borrowings

In April and May, 2016, the Company obtained borrowings from a third party non-financial institution and an individual, which were used for working capital and capital expenditure purposes. The borrowings are personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.

The interest rate for both borrowings is 5.66% per annum, and would be repaid anytime no later than August 31, 2017. The interest expenses were $99,832 and $66,927 for the nine and three months ended September 30, 2016, respectively.

11.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the nine and three months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	2,651,306	1,943,345	4,360,480	3,687,111

Denominator:
Weighted-average shares outstanding
- Basic	15,103,007	15,101,679	15,102,121	15,098,479
- Dilutive effects of equity incentive awards	12,402	47,208	2,793	269,063
- Diluted	15,115,409	15,148,887	15,104,914	15,367,542

Net income per share:
- Basic	0.18	0.13	0.29	0.24
- Diluted	0.18	0.13	0.29	0.24

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

12.	Defined contribution plan

Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC operating subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. Except for contributions mentioned above, the Company has no legal obligation for the benefits beyond the contributions made.

The total contributions made, which were expensed as incurred, were $1,203,584 and $1,350,972 for the nine months ended September 30, 2016 and 2015, respectively, and $448,921 and $524,083 for the three months ended September 30, 2016 and 2015, respectively.

13.	Commitments and contingencies

Investment commitment

On June 30, 2016, the Company entered into the Equity Purchase Agreement with Yipeng and the shareholders. Up to the date of issuance of this condensed consolidated financial statements, the Company postponed the second closing as a result of the unfulfilled contract conditions (see Note 6).

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

14.	Segment information

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments were set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Lithium Batteries	34,534,959	16,964,109	73,516,791	55,851,039
Ni-MH Batteries	17,852,658	20,123,880	42,681,793	50,658,776
New Materials	1,755,299	468,837	3,773,697	1,820,460
Total	54,142,916	37,556,826	119,972,281	108,330,275

Cost of Sales
Lithium Batteries	25,308,736	12,888,378	56,673,672	44,528,861
Ni-MH Batteries	13,428,780	16,889,621	31,904,135	40,455,557
New Materials	1,738,304	562,152	4,206,668	2,009,708
Total	40,475,820	30,340,151	92,784,475	86,994,126

Gross Profit
Lithium Batteries	9,226,223	4,075,731	16,843,119	11,322,178
Ni-MH Batteries	4,423,878	3,234,259	10,777,658	10,203,219
New Materials	16,995	(93,315)	(432,971)	(189,248)
Total	13,667,096	7,216,675	27,187,806	21,336,149

	September 30, 2016	December 31,2015
	(Unaudited)
	$	$
Total Assets
Lithium Batteries	108,504,795	82,006,317
Ni-MH Batteries	44,973,142	41,590,201
New Materials	12,156,340	10,607,966
Total	165,634,277	134,204,484

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

14.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers were set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China Mainland	30,591,678	14,926,318	67,976,689	48,241,708
Asia, others	13,848,563	13,014,689	32,123,986	35,094,329
Europe	6,954,787	8,430,503	13,479,114	19,996,003
North America	2,451,441	934,880	5,371,275	4,275,438
South America	171,090	143,795	650,061	445,368
Africa	102,770	53,099	152,771	156,906
Others	22,587	53,542	218,385	120,523
	54,142,916	37,556,826	119,972,281	108,330,275

	September 30, 2016	December 31, 2015
	(Unaudited)
	$	$
Accounts receivable
China Mainland	34,047,810	23,832,388
Asia, others	8,884,478	6,443,781
Europe	3,981,111	5,324,389
North America	757,830	433,458
South America	61,296	-
Africa	-	55,240
Others	14,685	50,610
	47,747,210	36,139,866

15.	Related party balance and transaction

Related party balance

The outstanding amounts of Yipeng were as follow:

	September 30, 2016	December 31, 2015
	(Unaudited)
	$	$
Accounts receivable	2,567,953	-
Other receivable(1)	392,571	-
Account due from Yipeng	2,960,524	-

Accounts payable (2)	779,173	-
Other payable (3)	758,592	-
Amount due to Yipeng	1,537,765	-

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

15.	Related party balance and transaction (continued)

(1)	Other receivable represented the difference between the transfer of equipment to Yipeng approximately $7.1 million and the capital injection in Yipeng by equipment approximately $6.8 million.
(2)	Accounts payable represented technical support fee payable to Yipeng.
(3)	Other payable represented the sales security deposit paid by Yipeng.

Related party transaction

The details of the related party transactions were as follows:

	Three months ended September 30,2016	Period from May 2,2016 to September 30,2016
	(Unaudited)	(Unaudited)
	$	$
Income:
Sales-Yipeng	2,679,711	3,944,645
Rental income-Yipeng	11,585	33,044

Expenses:
Technical support expenses-Yipeng	790,622	790,622

16.	Subsequent event

The Company has evaluated subsequent events through the issuance of the condensed consolidated financial statements and no subsequent event is identified.

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

HKHTC was incorporated in Hong Kong in 2003 under the Companies Ordinance of Hong Kong. HKHTC formed HZ Highpower and SZ Springpower in 2008.HZ Highpower was dissolved in 2015. On October 8, 2013, SZ Springpower further increased its registered capital to $15,000,000. SZ Highpower holds 69.97% of the equity interest of SZ Springpower, and HKHTC holds the remaining 30.03%. In February 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC, which commenced operations in July 2011.

On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847). On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,530,825) and the additional capital of RMB10,000,000 was contributed by SZ Highpower. As of September 30, 2016, SZ Highpower holds 70% of the equity interest of GZ Highpower, and four individuals hold the remaining 30%.

Through SZ Highpower, we manufacture Nickel Metal Hydride (“Ni-MH”) batteries for both consumer and industrial applications. We have developed significant expertise in Ni-MH battery technology and large-scale manufacturing that enables us to improve the quality of our battery products, reduce costs, and keep pace with evolving industry standards. In 2008, we commenced manufacturing two lines of Lithium-Ion (“Li-ion”) and Lithium polymer rechargeable batteries through SZ Springpower for higher-end, high-performance applications, such as laptops, digital cameras and wireless communication products. In March 2012, SZ Highpower formed a wholly-owned subsidiary HZ HTC. In March 2015, HZ HTC increased its paid-in capital to RMB60,000,000 ($9,496,526). Through HZ HTC, we manufacture Lithium batteries that consist of xEV batteries, polymer rechargeable batteries and cylindrical batteries. Our automated machinery allows us to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor.

On August 30, 2016, HKHTC entered into a non-binding Cooperation Framework Agreement (the “Framework Agreement”) with Anshan Co-operation (Group) Co., Ltd. (“ACOC”) under which ACOC proposed to purchase newly issued shares of SZ Highpower, SZ Springpower and ICON for RMB540 million (approximately $81.0 million), which would be paid directly to the subsidiaries. As a result of its purchase, ACOC would hold more than 50% in each PRC subsidiary. The Framework Agreement includes a 90 day exclusivity provision and supersedes the non-binding proposal from ACOC received by the Company on November 27, 2015. In 2015, after receiving the original non-binding proposal, the Company's Board of Directors formed a special committee consisting of the following independent directors to consider the proposed transaction: Ping Li, who serves as chairman, Xinhai Li and T. Joseph Fisher, III. The special committee retained independent legal and financial advisors to assist it in the process. The special committee is continuing to review the proposed transaction.

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

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three and nine months ended September 30, 2016 and 2015, both in dollars and as a percentage of net sales.

Consolidated Statements of Operations

(in thousands except share and per share information)

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Net sales	54,143	100.0%	37,557	100.0%	119,972	100.0%	108,330	100.0%
Cost of sales	(40,476)	(74.8)%	(30,340)	(80.8)%	(92,784)	(77.3)%	(86,994)	(80.3)%
Gross profit	13,667	25.2%	7,217	19.2%	27,188	22.7%	21,336	19.7%

Research and development expenses	(3,030)	(5.6)%	(1,963)	(5.2)%	(6,688)	(5.6)%	(5,635)	(5.2)%
Selling and distribution expenses	(1,881)	(3.5)%	(1,713)	(4.6)%	(4,956)	(4.1)%	(5,109)	(4.7)%
General and administrative expenses	(5,936)	(11.0)%	(3,296)	(8.8)%	(12,255)	(10.2)%	(9,744)	(9.0)%
Foreign currency transaction gain	127	0.2%	1,458	3.9%	637	0.5%	1,902	1.8%
Total operating expenses	(10,720)	(19.8)%	(5,514)	(14.7)%	(23,262)	(19.4)%	(18,586)	(17.1)%

Income from operations	2,947	5.4%	1,703	4.5%	3,926	3.3%	2,750	2.5%

(Loss) gain on change of fair value of warrant liability	(11)	0.0%	511	1.4%	115	0.1%	942	0.9%
Other income	506	0.9%	155	0.4%	1,718	1.4%	742	0.7%
Investment income	219	0.4%	-	-	219	0.2%	-	-
Interest expenses	(342)	(0.6)%	(247)	(0.7)%	(1,052)	(0.9)%	(791)	(0.7)%
Income before taxes	3,319	6.1%	2,122	5.7%	4,926	4.1%	3,643	3.4%

Income taxes expenses	(769)	(1.4)%	(271)	(0.7)%	(979)	(0.8)%	(194)	(0.2)%
Net income	2,550	4.7%	1,851	4.9%	3,947	3.3%	3,449	3.2%

Less: net loss attributable to non-controlling interest	(101)	(0.2)%	(92)	(0.2)%	(413)	(0.3)%	(238)	(0.2)%
Net income attributable to the Company	2,651	4.9%	1,943	5.2%	4,360	3.6%	3,687	3.4%

Three months ended September 30, 2016 and 2015

Net sales

We generate revenues from the sale of our Lithium batteries, Ni-MH batteries and new materials for three months ended September 30, 2016 and 2015. Revenues by segment were as follows (in thousands):

	Three months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Net sales
Lithium Batteries	34,535	16,964
Ni-MH Batteries	17,853	20,124
New Materials	1,755	469
Total	54,143	37,557

Net sales for the three months ended September 30, 2016 were $54.1 million compared to $37.6 million for the three months ended September 30, 2015, an increase of $16.5 million, or 44.2%. The increase was mainly due to a $17.6 million increase in net sales of our Lithium batteries (resulting from a 129.4% increase in the volume, measured in ampere hour, of batteries sold and a 11.3% decrease in the average selling price of such batteries).

Cost of sales

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $40.5 million for the three months ended September 30, 2016, as compared to $30.3 million for the comparable period in 2015. The increase was mainly due to the increase in net sales of our Lithium batteries.

Gross profit

Gross profit for the three months ended September 30, 2016 was $13.7 million, or 25.2% of net sales, compared to $7.2 million, or 19.2% of net sales for the comparable period in 2015. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This increase was attributed to the increase in volume of sales of our Lithium batteries, the reduction in the material purchase cost for the Lithium and Ni-MH Batteries, and improvement in our labor efficiency.

To cope with pressure on our gross margins we control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency.

Research and development

Research and development expenses were $3.0 million, or 5.6% of net sales, for the three months ended September 30, 2016, as compared to $2.0 million, or 5.2% of net sales for the comparable period in 2015. This increase was primarily due to the increase of technology input on Lithium batteries.

Selling and distribution expenses

Selling and distribution expenses were $1.9 million, or 3.5% of net sales, for the three months ended September 30, 2016 compared to $1.7 million, or 4.6% of net sales, for the comparable period in 2015.

General and administrative expenses

General and administrative expenses were $5.9 million, or 11.0% of net sales, for the three months ended September 30, 2016, compared to $3.3 million, or 8.8% of net sales, for the comparable period in 2015. This increase was primarily due to a one-time expense of $1.7 from the allowance for doubtful accounts.

Foreign currency transaction gain

We experienced a gain of $0.1 million for the three months ended September 30, 2016 and a gain of $1.5 million for the three months ended September 30, 2015 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the influence of the RMB relative to the U.S. Dollar over the respective periods.

Interest expenses

Interest expenses were $0.3 million for the three months ended September 30, 2016, as compared to $0.2 million for the comparable period in 2015. The increase was mainly due to the increase of non-financial borrowings.

Other income

Other income, which consists of bank interest income, government grants and sundry income, was approximately $0.5 million for the three months ended September 30, 2016, as compared to approximately $0.2 million for the comparable period in 2015, an increase of $0.3 million. The increase was mainly due to the increase of income from government subsidies.

Investment income

Investment income, which represents a gain from a related party (Yipeng), was approximately $0.2 million for the three months ended September 30, 2016.

Change in fair value change of warrant liabilities

Change in fair value change of warrant liabilities was a loss of $11,150 for the three months ended September 30, 2016, as compared to a gain of $0.5 million, for the comparable period in 2015. It represented the fair value change of 500,000 shares of warrants issued on April 17, 2014.

Income tax expense

During the three months ended September 30, 2016, we recorded provision for income tax expense of $0.8 million as compared to income tax expense of $0.3 million for the comparable period in 2015.

Net income

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2016 was $2.7, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $1.9 million for the comparable period in 2015.

Nine months Ended September 30, 2016 and 2015

Net sales

We generate revenues from the sale of our Lithium batteries, Ni-MH batteries and new materials. Revenues by segment were as follows (in thousands):

	Nine months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Net sales
Lithium Batteries	73,517	55,851
Ni-MH Batteries	42,682	50,659
New Materials	3,773	1,820
Total	119,972	108,330

Net sales for the nine months ended September 30, 2016 were $120.0 million compared to $108.3 million for the nine months ended September 30, 2015, an increase of $11.7 million, or 10.7%. The increase was due to a $17.7 million increase in net sales of our Lithium batteries (resulting from a 62.0% increase in the volume and a18.7% decrease in the average selling price of such batteries).

Cost of sales

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $92.8 million for the nine months ended September 30, 2016, as compared to $87.0 million for the comparable period in 2015. The increase was due to the increase in net sales of our Lithium batteries.

Gross profit

Gross profit for the nine months ended September 30, 2016 was $27.2 million, or 22.7% of net sales, compared to $21.3 million, or 19.7% of net sales for the comparable period in 2015. Management considers gross profit margin a key performance indicator in managing our business. Gross profit margins are usually a factor of cost of sales, product mix and demand for product. This increase was attributed to an increase in sales volume of our Lithium batteries, the reduction in the material purchase cost for the Lithium and Ni-MH Batteries, and improvement in our labor efficiency.

To cope with pressure on our gross margins we control production costs by preparing budgets for each department and comparing actual costs with our budgeted figures monthly and quarterly. Additionally, we have reorganized the Company’s production structure and have focused more attention on employee training to enhance efficiency.

Research and development

Research and development expenses were approximately $6.7 million, or 5.6% of net sales, for the nine months ended September 30, 2016 as compared to approximately $5.6 million, or 5.2% of net sales, for the comparable period in 2015. This increase was primarily due to the increase of technology input on Lithium batteries.

Selling and distribution expenses

Selling and distribution expenses were $5.0 million, or 4.1% of net sales, for the nine months ended September 30, 2016 compared to $5.1 million, or 4.7% of net sales, for the comparable period in 2015.

General and administrative expenses

General and administrative expenses were $12.3 million, or 10.2% of net sales, for the nine months ended September 30, 2016, compared to $9.7 million, or 9.0% of net sales, for the comparable period in 2015. This increase was primarily due to a one-time expense of $1.7 million from the allowance for doubtful accounts.

Foreign currency transaction gain

We experienced a gain of $0.6 million for the nine months ended September 30, 2016 and a gain of $1.9 million for the nine months ended September 30, 2015 on the exchange rate difference between the U.S. Dollar and the RMB. The gain in exchange rate difference was due to the depreciation of the RMB relative to the U.S. Dollar over the respective periods.

Interest expenses

Interest expenses were $1.1 million for the nine months ended September 30, 2016, as compared to $0.8 million for the comparable period in 2015. The increase in interest expense was due to an increase in borrowing.

Other income

Other income, which consists of bank interest income, government grants and sundry income, was approximately $1.7 million for the nine months ended September 30, 2016, as compared to approximately $0.7 million for the comparable period in 2015. The increase was mainly due to an increase of $1.1 million income from government subsidiary.

Investment income

Investment income, which represents a gain from a related party (Yipeng), was approximately $0.2 million for the nine months ended September 30, 2016.

Gain on fair value change of warrant liabilities

Gain on fair value change of warrant liabilities was $0.1 million for the nine months ended September 30, 2016, as compared to $0.9 million for the nine months ended September 30, 2015. It represented the fair value change of 500,000 shares of warrants issued on April 17, 2014.

Income tax expense

During the nine months ended September 30, 2016, we recorded provision for income tax expense of $1.0 million as compared to income tax expense of $0.2 million for the comparable period in 2015.

Net income

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2016 was $4.4 million, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $3.7 million for the comparable period in 2015.

Foreign Currency and Exchange Risk

Though the reporting currency is the U.S. Dollar, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 43.0% of our sales are made in U.S. Dollars. During the nine months ended September 30, 2016, the exchange rate of the RMB to the U.S. Dollar devaluated 2.7% from the level at the end of December 31, 2015. Appreciation of the RMB against the U.S. Dollar would increase our costs when translated into U.S. Dollars and could adversely affect our margins unless we make sufficient offsetting sales. Exchange rate fluctuations may also affect the value, in U.S. Dollar terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US Dollar to our functional currency the Company put into place a hedging program to attempt to protect it from significant changes to the US Dollar which affects the value of its US dollar receivables and sales.

Liquidity and Capital Resources

We had cash of approximately $13.5 million as of September 30, 2016, as compared to $5.8 million as of December 31, 2015. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

To provide liquidity and flexibility in funding our operations, we borrowed funds under bank facilities and other external sources of financing. As of September 30, 2016, we had lines of credit with 6 financial institutions aggregating $57.9 million. The maturity of these facilities is generally from one year to three years. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of September 30, 2016, we had utilized approximately $40.0 million under such general credit facilities and had available unused credit facilities of $17.9 million.

For the nine months ended September 30, 2016, net cash provided by operating activities was approximately $7.2 million, as compared to $6.1 million used in operating activities for the comparable period in 2015. The net cash increase of $13.3 million provided by operating activities is primarily attributable to, among other items, an increase of $18.0 million in cash inflow from accounts payable, an increase of $8.9 million in outflow from accounts receivable and an increase of $2.8 million in inflow from other payables.

Net cash used in investing activities was $11.5 million for the nine months ended September 30, 2016 compared to $7.3 million for the comparable period in 2015. The net increase of $4.2 million of cash used in investing activities was attributable to an increase of $3.0 million in cash outflow from payment for long-term investment and an increase of $1.1 million in cash outflow from acquisition of plant and equipment.

Net cash provided by financing activities was $13.3 million during the nine months ended September 30, 2016, as compared to $7.2 million provided by financing activities for the comparable period in 2015. The net increase of $6.1 million in net cash provided by financing activities was primarily attributable to an increase of $6.9 million in proceeds from short-term bank loans and an increase of $4.6 million in proceeds from non-financial institution borrowing, a decrease of $7.4 million in proceeds from notes payable, a decrease of $4.1 million in repayment of notes payable, and a decrease of $1.9 million in change in restricted cash.

For the nine months ended September 30, 2016 and 2015, our inventory turnover was 6.1 times and 5.2 times, respectively. The average days outstanding of our accounts receivable at September 30, 2016 was 94 days, as compared to 85 days at September 30, 2015. Inventory turnover and average days outstanding of accounts receivable are key operating measures that management relies on to monitor our business.

In the next 12 months, we expect to expand our research, development and manufacturing capacity of lithium-based batteries and we anticipate additional capital expenditures. Currently our lithium batteries production capacity has been almost full, which limited our ambition to meet increasing demand from lithium market. Considering the current debt ratio, it is not easy to get sufficient debt loan to support our production capacity expansion blueprint. That’s the main reason that we are now focus on equity financing to support the company long term development.

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

Recent Accounting Pronouncements

Please refer to Note 2 (Recently issued accounting pronouncements).

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, who have concluded that, our disclosure controls and procedures (as defined in Rule13a-15(e) under the Exchange Act) were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during this quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for appointing an interim Chief Financial Officer in August which could be deemed to be such a change.

PartII. Other Information

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Working Capital Loan Contract between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch

On June 29, 2016, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,497,499) to be used for current funds for production and operations by SZ Springpower. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw the loan before September 25, 2016, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 0.05% on all outstanding loan amounts. The loan is guaranteed by HZ HTC, HKHTC and our Chief Executive Officer, Dang Yu Pan. The Company’s building in Shenzhen also serves as collateral for the loan.

On September 27, 2016, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch providing for an aggregate loan of RMB10,000,000 ($1,497,499) to be used for current funds for production and operations by SZ Springpower. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw the loan before October 26, 2016, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 0.05% on all outstanding loan amounts. The loan is guaranteed by HZ HTC, HKHTC and our Chief Executive Officer, Dang Yu Pan. The Company’s building in Shenzhen also serves as collateral for the loan.

The following constitute events of default under the loan agreement: failure to repay principal, interest, and other payables in accordance with the provisions specified in this contract, or failure to fulfill any other obligations in this contract, or contrary to the statements, guarantee and commitments in this contract; the guarantees in this contract have adversely changed to the Lender’s loan, and SZ Springpower is not available to provide other guarantees approved by the lender failure to pay off any other debts due by SZ Springpower, or failure to fulfill or breach other obligations in this contract, or likely to affect the performance of the obligations in this contract; the financial performance of the profitability, debt payment ability, operating capacity and cash flow of the Borrower exceed the agreed standards, or deterioration has been or may affect the obligations in this contract; SZ Springpower’s ownership structure, operation, external investment has changed adversely, which have affected or may affect the fulfillment of the obligations in this contract; SZ Springpower involves or may involve significant economic disputes, litigation, arbitration, or asset seizure, detention or enforcement, or judicial or administrative authorities for investigation or take disciplinary measures in accordance with the laws, or illegal with relevant state regulations or policies in accordance with the laws, or exposure by media, which have affected or may affect the fulfillment of the obligations in this contract; SZ Springpower’s principal individual investors, key management officer’s change, disappearances or restriction of personal liberty, likely to affect the performance of the obligations in this contract; false using contracts with related parties, using no actual transaction to extract the lender’s funds or credit, or evasion of lender’s loan right through related party transactions; having been or may be out of business, dissolution, liquidation, business reorganizations, business license has been revoked or bankruptcy; Breaches food safety, production safety, environmental protection and other environmental and social risk management related laws and regulations, regulatory requirements or industry standards, resulting in accidents, major environmental and social risk events, likely to affect the performance of the obligations in this contract; in this contract, SZ Springpower's credit rating, level of profitability, asset-liability ratio, net cash flow of operating and other indicators do not meet the credit conditions of the lender; or without the lender’s written contract, pledges guarantee or provides assurance guarantees to other party, likely to affect the performance of the obligations in this contract; other adverse situations may affect in the realization of loan right in this contract.

Upon the occurrence of an event of default, the bank may: request SZ Springpower rectify the event of default within a specified time period; cancel or terminate SZ Springpower’s the unused portion of the credit line and other financing arrangements in whole or in part; declare all amounts outstanding under the contract immediately due and payable; require SZ Springpower to compensate the bank for losses it incurs as a result of the event of default; or other measures permitted under applicable law or other necessary measures.

Comprehensive Credit Line Contract between Shenzhen Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch

Comprehensive Credit Line Contract between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch

Comprehensive Credit Line Contract between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch

On July 11, 2016, Shenzhen Highpower entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to RMB80,000,000 ($11,979,993), consisting of up to RMB50,000,000 ($7,487,496) in loans and up to RMB30,000,000 ($4,492,497) in bank acceptance. SZ Highpower may withdraw the loan, from time to time as needed, but must make specific drawdown application on and before July 11, 2019. SZ Highpower’s loan is guaranteed by SZ Springpower, our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

On July 12, 2016, SZ Springpower entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to RMB60,000,000 ($8,984,995), consisting of up to RMB30,000,000 ($4,492,498) in loans and up to RMB30,000,000 ($4,492,497) in bank acceptance. SZ Springpower may withdraw the loan, from time to time as needed, but must make specific drawdown application on and before July 12, 2019. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Ganzhou also serve as collateral for the loan.

On July 25, 2016, ICON entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to RMB20,000,000 ($2,994,998) to be used in loan. ICON may withdraw the loan, from time to time as needed, but must make specific drawdown application on and before July 25, 2019. ICON’s loan is guaranteed by SZ Highpower, SZ Springpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

The following constitute events of default under each loan agreement: failure to comply with repayment obligations under the agreement or any affiliated credit lines; failure to use borrowed funds according to the specified purposes; any statement made by the borrower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; violation of other rights and obligations under the agreement; or breach of covenants by the borrower or any guarantor in other credit agreements with the bank or affiliated institutions of the bank.

Upon the occurrence of an event of default, the bank may: request the borrower or any guarantor to rectify the event of default within a specified time period; reduce, temporarily suspend or permanently terminate the borrower’s credit limit in whole or in part; temporarily suspend or permanently terminate in part or in whole the borrower’s application for specific credit line under the agreement; announce the immediate expiration of all the credit lines granted under the agreement and affiliated specific credit line contracts; terminate or release the agreement, terminate or release in part or in whole any of the affiliated specific credit line contracts as well as the other contracts executed between the borrower and the bank; require compensation from the borrower on the losses thereafter caused; hold the borrower’s deposit account at the bank in custody for repayment of amounts due under the agreement; exercise the real rights for security; request repayment from a guarantor; or take any other procedures deemed necessary by the bank.

Working Capital Loan Contract between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch

Working Capital Loan Contract between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch

Working Capital Loan Contract between Shenzhen Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch

On July 27, 2016, ICON entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,497,499) to be used by ICON to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. ICON must withdraw in 30 days from July 27, 2016, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.1375% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

On August 2, 2016, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 ($2,994,998) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw in 30 days from August 3, 2016, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Ganzhou also serve as collateral for the loan.

On September 20, 2016, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,497,499) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw in 30 days from September 20, 2016, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Ganzhou also serve as collateral for the loan.

On September 1, 2016, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 ($2,994,998) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw in 30 days from September 2, 2016, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

On September 20, 2016, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 ($2,994,998) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw in 30 days from September 20, 2016, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

The following constitute events of default under each loan agreement: failure to comply with repayment obligations under the agreement or any affiliated credit lines contract; failure to use borrowed funds according to the specified purposes; any statement made by the borrower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of the borrower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect the borrower’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of the borrower or a guarantor after the bank’s annual review of the borrower’s financial position and performance; failure to provide the relevant documentation acceptable to Bank of China about the inflows and outflows of large-sum and abnormal capital in capital recovery account; or being in violation of other rights and obligations under the affiliated specific credit line contract.

Upon the occurrence of an event of default, the bank may: request the borrower or any guarantor to rectify the event of default within a specified time period; reduce, temporarily suspend or permanently terminate the borrower’s credit limit in whole or in part; temporarily suspend or permanently terminate in part or in whole the borrower’s application for specific credit line under the agreement; announce the immediate expiration of all the credit lines granted under the affiliated specific credit line contract as well as other contracts; terminate or release the contract, terminate or release in part or in whole any of the affiliated specific credit line contract as well as the other contracts executed between the borrower and the bank; require compensation from the borrower on the losses thereafter caused; hold the borrower’s deposit account at the bank in custody for repayment of amounts due under the contract; exercise the real rights for security; request repayment from a guarantor; or take any other procedures deemed necessary by the bank.

Working Capital Loan Contract between Ganzhou Highpower Technology Co., Ltd. and Bank of Ganzhou Co., Ltd.

On August 3, 2016, GZ Highpower entered into a working capital loan contract with Bank of Ganzhou Co., Ltd providing for an aggregate loan of RMB10,000,000 ($1,497,499) to be used by GZ Highpower to turnover. The term of the loan is 12 months from the first withdrawal date. The Loan interest rate is 5.655%. The loan is guaranteed by the Company’s natural person shareholder Gui Jinming, Li Xianbai, Ou Hancheng, Zhu Jie and SZ Highpower.

The following constitute events of default under each loan agreement: GZ Highpower fails to perform all or part of its obligations shall assume liability for breach of contract by law; failure to use the loan according to relevant stipulations of this Contract; failure to issue the loan according to relevant stipulations of this Contract; to make prepayment without the written consent of bank of Ganzhou; failure to repay the loan principal and interest when the loan is due; failure to use the loan for the purpose specified herein; GZ Highpower has any conduct which is enough to affect the realization of the creditor’s right of Bank of Ganzhou; failure to make repayment on time or delays in payment of interest; GZ Highpower provides the bank with false or important facts concealed balance sheet, profit and loss statement, and other financial materials; failure to coordinate or accept supervision on GZ Highpower’s use of the loan and production, operation and financial activities; GZ Highpower transfers or disposes its material assets without Party B’s consent; an important part or all of GZ Highpower’s properties are possessed by any other creditor, or are taken over by the designated trustee, receiver or similar personnel, or are detained or frozen, which may cause serious losses to the bank; without the bank’s consent, GZ Highpower implements contracting, lease, shareholding reform, joint operation, business combination, merger, joint investment, division, reduce of registered capital, equity change, transfer of material assets, foreign investment, substantial increase of debts, and other acts enough to affect the realization of the creditor’s right of the bank; change of domicile, mailing address, business scope, legal representative, or has major foreign investment, which is enough to affect the safety of the creditor’s right of the bank; any major economic dispute or worsening of financing conditions, and financing overdue in other financial institutions, which affects the realization of the creditor’s right of the bank of Ganzhou; GZ Highpower goes out of business, is dissolved, suspends operation for rectification, is revoked with its business license or is cancelled; the guarantee hereunder affects the realization of the creditor’s right of the bank of Ganzhou and failure to provide other security according to the bank of Ganzhou’s requirements; other serious breach of contract deemed necessary by the bank.

Upon the occurrence of an event of default, the borrower shall: unconditionally, repay and pay the Bank of Ganzhou the loan principal, interest, compound interest, default interest, penalty and compensation, and bear the Bank’s arbitration cost, legal cost, attorney fee and all other expenses payable for realization of the creditor’s right of the Bank of Ganzhou, the attorney fee shall be determined according to the upper limit of the charging standard of Jiangxi lawyers.

Offer Letter - Invoice Discounting/Factoring Agreement Between Hong Kong Highpower Technology Co., Ltd. and The Hongkong and Shanghai Banking Corporation Limited

Effective on August 26, 2016, HKHTC approved an Offer Letter - Invoice Discounting/Factoring Agreement with The Hongkong and Shanghai Banking Corporation Limited, providing for funds in use limit of $4,000,000 or its equivalent. HSBC will offer to provide HKHTC with debts purchase services, which are subject to review at any time and, in any event by 15 July 2017. The discounting charge is at 2% per annum over 3-months LIBOR which will be charged on a monthly basis or such other basis as the bank may notify HKHTC time to time. The service is guaranteed by SZ Highpower, SZ Springpower, HZ HTC, and our Chief Executive Officer, Dang Yu Pan.

Yipeng Acquisition

As previously reported in its quarterly report on Form 10-Q for the period ended June 30, 2016, the Company entered into an Agreement for Equity Transfer and Capital Increase and Supplemnetary Agreement with Huizhou Yipeng Energy Technology Co. Ltd. (“Yipeng”) (collectively, the “Equity Purchase Agreement”) pursuant to which, on August 10, 2016, the Company purchased shares of Yipeng in a first closing. As of September 30, 2016, the Company has invested an agrgegate of $9.7 million in exchange for 35.4% of the equity interest of Yipeng, which was recorded under equity method. The second closing was scheduled to occur prior to November 5, 2016 provided that Yipeng has been approved to be listed in the catalogue of Industrial Standards of Auto Mobile Power Battery Cell (the “Catalogue”) prior to October 31, 2016. Yipeng failed to be listed in the Catalogue prior to October 31, 2016 because the PRC government did not assess any new xEV cell and system manufacturers as originally expected in September. As a result, the Company postponed the second capital injection until such time as Yipeng is listed in the Catalogue.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Offer Letter - Invoice Discounting/Factoring Agreement, effective August 26, 2016, between Hong Kong Highpower Technology Co., Ltd. and The Hongkong and Shanghai Banking Corporation Limited

10.2	Working Capital Loan Contract dated August 3, 2016, between Ganzhou Highpower Technology Co., Ltd. and Bank of Ganzhou Co., Ltd. (translated to English)

10.2(a)	Maximum Guarantee Contract dated August 3, 2016, between Gui Jinming and Bank of Ganzhou Co., Ltd. (translated to English)

10.2(b)	Maximum Guarantee Contract dated August 3, 2016, between Lin Xianbai and Bank of Ganzhou Co., Ltd. (translated to English)

10.2(c)	Maximum Guarantee Contract dated August 3, 2016, between Ou Hancheng and Bank of Ganzhou Co., Ltd. (translated to English)

10.2(d)	Maximum Guarantee Contract dated August 3, 2016, between Zhu Jie and Bank of Ganzhou Co., Ltd. (translated to English)

10.2(e)	Maximum Guarantee Contract dated August 3, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of Ganzhou Co., Ltd. (translated to English)

10.3	Comprehensive Credit Line Contract dated July 25, 2016, between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.3(a)	Maximum Guarantee Contract dated July 25, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English)

10.3(b)	Maximum Guarantee Contract dated July 25, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.3(c)	Maximum Guarantee Contract dated July 25, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.3(d)	Maximum Guarantee Contract dated July 25, 2016, between Huizhou Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English)

10.4	Working Capital Loan Contract dated July 27, 2016, between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.5	Comprehensive Credit Line Contract dated July 11, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.5(a)	Personal Maximum Guarantee Contract dated July 11, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English)

10.5(b)	Maximum Guarantee Contract dated July 11, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.5(c)	Collateral Contract dated July 11, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.6	Working Capital Loan Contract dated September 1, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.7	Working Capital Loan Contract dated September 20, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.8	Working Capital Loan Contract dated June 29, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch (translated to English)

10.8(a)	Maximum Mortgage Contract dated June 8, 2016, between Shenzhen Highpower Technology Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch (translated to English)

10.9	Working Capital Loan Contract dated September 27, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch (translated to English)

10.10	Comprehensive Credit Line Contract dated July 12, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.10(a)	Maximum Guarantee Contract dated July 12, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English)

10.10(b)	Maximum Guarantee Contract dated July 12, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.10(c)	Maximum Guarantee Contract dated July 12, 2016, between Huizhou Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English)

10.10(d)	Collateral Contract dated July 12, 2016, between Ganzhou Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.11	Working Capital Loan Contract dated August 2, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

10.12	Working Capital Loan Contract dated September 20, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: November 10, 2016		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Sunny Pan
	By:	Sunny Pan
	Its:	Interim Chief Financial Officer (principal financial and accounting officer)

