Form 10-K
period 2016-12-31
Highpower International, Inc.
filed 2017-03-28
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2016 (based on $1.92 per share, the price at which the registrant’s common stock was last sold on June 30, 2016) was approximately $17.2 million.

There were 15,137,480 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 28, 2017. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ”.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

HIGHPOWER INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on our company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	A global economic downturn adversely affecting demand for our products;

•	Our reliance on our major customers for a large portion of our net sales;

•	Our reliance on our major suppliers for our principal raw material;

•	Our ability to develop and market new products;

•	Our ability to establish and maintain a strong brand;

•	Protection of our intellectual property rights;

•	The implementation of new projects;

•	Our ability to successfully manufacture and deliver our products in the time frame and amounts expected;

•	Exposure to product liability, safety, and defect claims;

•	Exposure to currency exchange risks during our product export;

•	Rising labor costs, volatile metal prices, and inflation;

•	Changes in the laws of the PRC that affect our operations;

•	Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;

•	Development of an active trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•	The other factors referenced in this Form 10-K, including, without limitation, under the sections entitled “Risk Factors,” “Financial Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

Corporate Information

Rapid advancements in electronic technology have expanded the number of battery-powered devices in recent years. As these devices have come to feature more sophisticated functions, more compact sizes and lighter weights, the sources of power that operate these products have been required to deliver increasingly higher levels of energy. This has stimulated consumer demand for higher-energy batteries capable of delivering longer service between recharges or battery replacement. In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused. Rechargeable batteries generally can be used in many non-rechargeable battery applications, as well as high energy drain applications such as electric toys, power tools, portable computers and other electronics, medical devices, and many other consumer products. High energy density and long achievable cycle life are important characteristics of rechargeable battery technologies. Energy density refers to the total electrical energy per unit volume stored in a battery. High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. Greater energy density will permit the use of batteries of a given weight or volume for a longer time period. Long cycle life is a preferred feature of a rechargeable battery because it allows the user to charge and recharge many times before noticing a difference in performance. Long achievable cycle life, particularly in combination with high energy density, is desirable for applications requiring frequent battery recharges.

To adapt to this demand, SZ Highpower was founded to manufacture, market and research Ni-MH batteries. SZ Highpower’s predecessor was founded in Guangzhou in 2001, and moved to Shenzhen in 2002.

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

In 2011, HKHTC formed another wholly-owned subsidiary, Icon Energy System Company Limited, a company organized under the laws of the PRC.

In 2012, SZ Highpower formed a wholly-owned subsidiary HZ HTC. In March 2015, HZ HTC increased its paid-in capital to RMB60,000,000 ($9,496,526).

In 2010, SZ Highpower formed a subsidiary GZ Highpower. On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847). On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,530,825) and the additional capital of RMB10,000,000 was contributed by SZ Highpower. As of December 31, 2016, SZ Highpower holds 70% of the equity interest of GZ Highpower.

1

All other operating subsidiaries are incorporated in the People’s Republic of China (“PRC”) and are listed below:

Subsidiary	Principal Activities
SZ Highpower	Manufacturing, marketing and research of Ni-MH batteries

SZ Springpower	Manufacturing, marketing and research of lithium batteries

GZ Highpower	Processing, marketing and research of battery materials

ICON	Design and production of advanced battery packs and systems

HZ HTC	Manufacturing, marketing and research of lithium batteries

Below is organizational flow chart of the Company:

Our Strategy

Our goal is to become a global leader in the development and manufacture of rechargeable battery products. We believe the following strategies are the critical to achieve this goal:

Continue to pursue cost-effective opportunities

Our operating model, coupled with our modern manufacturing processes, has resulted in a low cost structure, and an ability to respond rapidly to customer demands. We intend to achieve greater cost-effectiveness by expanding production capacity, increasing productivity and efficiency and seeking to lower the unit cost of products through the use of advanced technologies.

Continue to invest in Research and Development (“R&D”)

In order to maintain our difference, we will continue to strengthen the investment in R&D. We have also established a good cooperative relationship with universities, such as Central South University and Tsinghua University.

Continue to focus on brand customers

We intend to expand our existing lines of lithium batteries for use in other applications, such as energy storage systems and electric vehicle (“EV”). We are committed to bringing quality products and services to brand customers in the world and the top of segment markets to ensure the customer brand value continuously grows.

Products

Ni-MH batteries

Our Ni-MH rechargeable batteries are versatile solutions for many diverse applications due to their long life, environmentally friendly materials, high power and energy, low cost and safe applications. Developed to meet the requirement for increasingly higher levels of energy demanded by today’s electronic products, our Ni-MH rechargeable batteries offer increased capacity and higher energy density to expect a longer running time between charges as well as the performance of cycle life exceeds 2000 cycles for high end products. We produce AA, AAA, 9V, C, D, SC (Normal & RTU version) sized batteries in blister packing as well as chargers and battery packs.

Lithium-ion batteries

Similar to Ni-MH batteries, we established lithium-ion batteries production lines to meet market needs. We produce Lithium-ion cylindrical, Lithium-ion polymer rechargeable batteries and power source solutions.

Recycling and New Materials

We also recycle scrap battery materials and sell the recycled materials to customers. In recent years, China’s government has been stimulating the adoption of EVs to reduce carbon emission and air pollution. This was essentially created by a combination of our own desire to be environmentally friendly and our customers need for an option for the batteries that we produce for them. We have seen huge opportunity to cooperate with EVs manufacturers to reuse or recycle the used batteries in the EVs.

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

Sales from our customers are based primarily on purchase orders we receive from time to time rather than firm, long-term purchase commitments. Uncertain economic conditions and our general lack of long-term purchase commitments with our customers make it difficult for us to predict revenue accurately over the longer term. Even in those cases where customers are contractually obligated to purchase products from us, we may elect not to enforce our contractual rights immediately because of the long-term nature of our customer relationships and for other business reasons, and instead may negotiate accommodations with customers regarding particular situations.

We mainly engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We believe these activities help in promoting our products and brand name among key industry participants.

During the years ended December 31, 2016 and 2015, approximately 22.9% and 27.1% of our net sales were from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the years ended December 31, 2016 and 2015, no customer accounted for 10% or more of net sales.

Competition

We face competition from many other battery manufacturers, some of which have significantly greater name recognition and financial, technical, manufacturing, personnel and other resources than we have. We compete against other Ni-MH and lithium-ion battery producers, as well as manufacturers of other rechargeable and non-rechargeable batteries. The main types of rechargeable batteries currently on the market include: lead-acid; Ni-Cad; Ni-MH; liquid lithium-ion and lithium-ion polymer. Competition is typically based on design, quality, stability, and performance. The technology behind Ni-MH and lithium rechargeable batteries has consistently improved over time and we continue to enhance our products to meet the competitive threats from its competitors.

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

For Ni-MH, we purchase raw materials, consisted primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan. For lithium batteries, we purchase raw materials consisting primarily of LiCoO2, graphite and electrolyte. We believe that the raw materials and components used in manufacturing rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials relating to nickel and cobalt are available from a limited number of suppliers. No supplier accounted for over 10% of our total purchase amount during the years ended December 31, 2016 and 2015. Presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

Manufacturing

The manufacturing of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of production. We have a large-scale active production base of 58,480 square meters in Shenzhen and 126,605 square meters facility in Huizhou, a dedicated design, sales and marketing team, and approximately 3,500 company-trained employees. In 2014, we completed construction of our materials recycling factory in Ganzhou, Jiangxi Province, PRC and we began initial production in the factory in the first quarter of 2014. We use automated machinery which enables us to enhance uniformity and precision during the manufacturing process. We intend to further improve our automated production lines and strive to continue investing in manufacturing infrastructures to further increase our manufacturing capacity, which help us control the unit cost of products.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH and Lithium-based technologies by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies. Our research institute is currently staffed with over 300 research and development technicians who overlook our basic research center, product development center, process engineering center, material analysis and performance testing labs. These teams work together to research new material and techniques, develop new products and push to mass production.

For the years ended December 31, 2016 and 2015, we expended $9,243,750 and $7,631,181, respectively, in research and development.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We regularly files patent applications to protect our research, development and design, and are currently pursuing lots of patent applications in China. Over time, we have accumulated a lot of patents in China. We also have a U.S. patent for safety technology on rechargeable batteries.

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

Employees

As of December 31, 2016, we had approximately 3,500 employees, all of whom were employed full-time. There are no collective bargaining contracts covering any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

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

Portable consumer electronic devices, such as cellular phones, laptop computers and tablets are subject to rapid declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. Therefore, electronic device manufacturers expect suppliers, such as our company, to cut their costs and lower the price of their products to lessen the negative impact on the electronic device manufacturer’s own profit margins. As a result, we have previously reduced the price of some of our battery products and expect to continue to face market-driven downward pricing pressures in the future. Our results of operations will suffer if we are unable to offset any declines in the average selling prices of our products by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our production costs.

Our success is highly dependent on continually developing new and advanced products, technologies, and processes and failure to do so may cause us to lose our competitiveness in the battery industry and may cause our profits to decline.

To remain competitive in the battery industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that competitors’ new products, technologies, and processes will not render our existing products obsolete or non-competitive. Alternately, changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our competitiveness in the battery market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. We predominately manufacture and market Ni-MH batteries, Li-ion and Li-polymer batteries. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in research and development. Research and development, however, is inherently uncertain, and we might encounter practical difficulties in commercializing our research results. The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within anticipated timeframes, if at all. Accordingly, our significant investment in research and development may not bear fruit. On the other hand, our competitors may improve their technologies or even achieve technological breakthroughs that would render our products obsolete or less marketable. Our failure to technologically evolve and/or develop new or enhanced products may cause us to lose competitiveness in the battery market and may cause our profits to decline.

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

Our current business strategy depends on the growth in demand for EV and acceptance by customers of our products related to the EV market.

In anticipation of an expected increase in the demand for high-power EV we have invested in research and development of new products and also acquired an equity ownership in Huizhou Yipeng Energy Technology Co. Ltd. (“Yipeng”), an EV power battery system solutions provider specializing in the plug-in hybrid electric vehicle (“PHEV”) and E-bus market in China. However, the markets we have targeted may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth or our products for the EV market are not widely accepted, our operating results may be adversely affected.

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

Our principal raw material is nickel, which is available from a limited number of suppliers in China. The prices our raw materials used to make our batteries increase and decrease due to factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs or problems, competition, import duties, tariffs, energy costs, currency exchange rates and those other factors described under “Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.” In an environment of increasing prices for our raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

Additionally, sales of consumer items such as portable electronic devices, have slowed in previous years and there have been adverse changes in employment levels, job growth, consumer confidence and interest rates. During 2016, China, which represented 58.4% of our net sales for the year ended December 31, 2016, experienced a pronounced deceleration in its economic growth. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting consumer spending may affect the timing of orders. Thus, any economic downturns generally would have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

We had capital expenditures of approximately $8.5 million and $11.3 million in the years ended December 31, 2016 and 2015, respectively. We may incur significant additional capital expenditures as a result of our expansion of our operations into our new production factory, as well as unanticipated events, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes or adequately expand our production capabilities, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

To protect the reputation of our products, we have sought to file or register intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2016, we have registered two trademarks as used on our battery products, one in English and the other in its Chinese equivalent. Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

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

The Company leverages from various Chinese banks to fund its business operations and our expansion to meet the demand from the fast growing lithium battery market in mobile and portable consumer devices, vehicles of various sizes, and energy storage systems. As of December 31, 2016, the Company’s debt asset ratio was 72.3%. The management of the Company has taken and will take a number of actions and will continue to address our high debt level situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. These actions can include market more higher-margined lithium battery products and systems; control cost in operating expenses, and improve management efficiency; and introduce strategic investment. If we are not successful in implementing these actions, we may not have sufficient cash to meet our payment obligations.

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

As of December 31, 2016, we had outstanding options exercisable for an aggregate of 381,392 shares of common stock at a weighted average exercise price of $2.76 per share and warrants exercisable for an aggregate of 740,001 shares of common stock at a weighted average exercise price of $5.43 per share. We have registered the issuance of all the shares issuable upon exercise of the options and 540,001 of the shares underlying warrant, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Our principal operating subsidiaries, SZ Highpower, SZ Springpower and ICON are considered foreign invested enterprises under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business take place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosures. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

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

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles (“U.S. GAAP”). If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. GAAP. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. GAAP and the historical financial statements must be audited in accordance with the standards of the PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Exchange Act, such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

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

The foreign currency exchange rate between United States Dollar (“US$”) Dollars and Renminbi (“RMB”) could adversely affect our financial condition.

To the extent that we need to convert US$ into RMB for our operational needs, our financial position and the price of our common stock may be adversely affected should the RMB appreciate against the US$ at that time. Conversely, if we decide to convert RMB into US$ for the operational needs or paying dividends on our common stock, the US$ equivalent of our earnings from our subsidiaries in China would be reduced should the US$ appreciate against the RMB.

Because most of our oversea sales are made in US$ and most of our expenses are paid in RMB, devaluation of the US$ could negatively impact our results of operations.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily Base Exchange Rate with reference primarily to the supply and demand of RMB against the US$ and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the US$ to RMB and modified the system by which the exchange rates are determined, which has resulted in an appreciation of the RMB against the US$. During the year ended December 31, 2016, the exchange rate of the RMB to the US$ increased approximately 6.9% from the level at the end of December 31, 2015. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of the US$ against the RMB, including future devaluations. Because most of our net sales are made in US$ and most of our expenses are paid in RMB, any future devaluation of the US$ against the RMB could negatively impact our results of operations. Moreover, any affirmative actions by the U.S. Government against the PRC in relation to the exchange rate could negatively impact our results of operations.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, China’s Average Consumer Price Index was approximately 2.0% in 2016. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

In China, the companies granted with National High-tech Enterprise status (“NHTE”) enjoy 15% income tax rate. This status needs to be renewed every three years. As of December 31, 2016, all the subsidiaries located in China were received NHTE status. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

Under the EIT Law, Highpower International and HKHTC may be classified as “resident enterprises” of China for tax purpose, which may subject Highpower International and HKHTC to PRC income tax on taxable global income.

Under the EIT law and its implementing rules, both of which became effective on January 1, 2008, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the EIT Law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as Highpower International and HKHTC. Both Highpower International and HKHTC’s members of management are located in China. If the PRC tax authorities determine that Highpower International or HKHTC is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, they may be subject to the enterprise income tax at a rate of 25% on their worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. Second, the EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that Highpower International or HKHTC receive from SZ Highpower and SZ Springpower will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and Highpower International is considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the Highpower International and HKHTC are holding SZ Highpower, SZ Springpower and ICON, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%. If we are required under the EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if investors are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of investors’ investment in our shares may be materially and adversely affected.

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

We have adopted The 2010 Equity Incentive Plan under which we may grant securities to compensate employees and other services providers, which could result in increased share-based compensation expenses and, therefore, reduce net income.

Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We made grants of equity awards in 2015 and 2016, and accordingly our results of operations for the years ended December 31, 2015 and 2016 contain share-based compensation charges. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the stockholders’ ownership interests in our company.

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

ITEM 2. PROPERTIES

HKHTC’s registered office is located in Hong Kong at Unit 12, 15/F, Technology Park, 18 On Lai Street, ShekMun, Shatin, N.T. Hong Kong.

The Company currently has five active manufacturing operations located in mainland China in the cities of Shenzhen and Huizhou located in the Guangdong province, and Ganzhou in the Jiangxi province. Our active facilities cover approximately 58,480 square meters (629,473 square feet) in Shenzhen, 126,605 square meters (1,362,765 square feet) in Huizhou and 58,669 square meters (631,508 square feet) in Ganzhou, and consist of manufacturing plants, dormitories and research and development facilities. We lease manufacturing facilities with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date, and we will renew all the leases before the expiration date. The table below lists the locations, approximate square meters and square feet, principal use and lease expiration dates of the facilities used in our manufacturing operations as of December 31, 2016.

Location	Area (square meters/ square feet)	Principal Use	Lease expiration date

Building A1, 68 Xinxia Street, Pinghu, Longgang District, Shenzhen, Guangdong	3,300 m2/ 35,521 ft2	Manufacturing & Residence	December 31, 2021

Building A2, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	4,922 m2/ 52,980 ft2	Manufacturing & Residence	December 31, 2021

Building A1&A2&A3&A4&A7, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	12,608 m2/ 135,711 ft2	Staff Dormitory	December 31, 2021

Building A3&A4&A7, Luo Shan Industrial Zone, Shanxia Community, Pinghu Street, Longgang District, Shenzhen, Guangdong	14,702 m2/ 158,251 ft2	Manufacturing	December 31, 2021

Building A, Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	9,460 m2/ 101,826 ft2	Manufacturing	September 15, 2017

Building A,Chaoshun Industrial Zone, Renming Road, Danhu Community, Guanglan Street, Baoan District, Shenzhen, Guangdong	4,140 m2/ 44,562 ft2	Staff Dormitory	September 15, 2017

Guanlan Hi-tech Park, South Road around Guanlan, Guanglan Street, Baoan District, Shenzhen, Guangdong	9,348 m2/ 100,621 ft2	Manufacturing & Dormitory	June 30, 2019

In China, only the PRC government and peasant collectives may own land. In February 2007, the Company acquired approximately 126,605 square meters (31 acres) of land equity in Huizhou, Guangdong province, China for a total of RMB21 million ($3,089,739) under a land use right grant from the Huizhou State-Owned Land Resource Bureau that gave us the right to use the land for 50 years and an agreement with the government of Maan Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration.

Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

In February 2012, we acquired 58,669 square meters (14.5 acres) of land equity in Ganzhou, Jiangxi province, China for a total of RMB8,377,067 ($1,205,368) under a land use right grant from the Ganzhou Land and Resource Bureau that gives us the right to use the land for 50 years. Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

ITEM 3.  LEGAL PROCEEDINGS

On January 14, 2016, FirsTrust China, Ltd (“FirsTrust”) filed an amended complaint in the Delaware Chancery Court (amending its initial complaint filed February 25, 2015) naming Highpower as the defendant asserting a cause of action for breach of contract and conversion of stock, and seeking damages in the form of issuance of 150,000 shares or the value of such shares, plus interest thereon, attorneys’ fees and costs and expenses. On February 4, 2016, Highpower filed an answer, affirmative defenses and counterclaim against FirsTrust asserting claims for equitable rescission, declaratory relief and breach of contract, and seeking rescission of the contract, return of the 200,000 warrants and 150,000 shares of Highpower stock previously issued to FirsTrust, plus interest, attorneys’ fees and costs and expenses. On January 24, 2017, the court denied FirsTrust’s motion for judgment on the pleadings. The parties are continuing with pre-trial discovery, as well as settlement discussions. The Company believes that it has meritorious defenses and counterclaims and intends to defend and prosecute them vigorously.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the stock symbol “HPJ”.

The following table summarizes the highest and lowest sales prices of our common stock during the quarters listed below as reported by the NASDAQ:

	Highest	Lowest
Year ended December 31, 2016
First Quarter	$3.12	$1.65
Second Quarter	$3.07	$1.65
Third Quarter	$3.64	$1.78
Fourth Quarter	$3.14	$2.25

Year ended December 31, 2015
First Quarter	$6.49	$3.68
Second Quarter	$5.00	$3.78
Third Quarter	$3.88	$2.01
Fourth Quarter	$3.64	$2.11

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

Stockholders

As of March 28, 2017, we had 20 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2016 or 2015.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s historical results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing elsewhere herein. The following discussion and analysis also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward Looking Statements” that precedes Item 1 above on page ii.

Overview

In 2016, despite the negative foreign exchange rate translation impact, Highpower’s overall revenue increased 18.9% compared to 2015. The main driver was our lithium battery business, which increased by $33.5 million, or 43%, in 2016 compared to 2015. In particular, our lithium battery business increased by 84% in the second half year of 2016 compared to the same period in 2015. Considering the booming demand in China xEV market, the increasing demand from power storage system, smart wearable, smart phone, notebook, as well as our product reputation, we believe our lithium battery business growth is in the fast track for coming years.

Ni-MH revenue was slightly down in 2016 compared to 2015, which was in line with the whole industry trend.

Though we believe that our recycling business future prospect is good, this business still experienced a loss in 2016. Considering the technology and market difference between the recycling and battery businesses, we may consider engaging a leading company in China that specializes in this area as a strategic partner for GZ Highpower.

In 2016, net income attributable to the Company increased 58.7% compared to 2015. With our business scale expanding and our continuous labor efficiency improvement, we expect the company to improve its profitability in the next several years.

The main challenge for us in 2017 will be price fluctuation in the raw materials used in our products. Due to the fast growth of the lithium battery industry, some key raw material price, especially cobalt, may increase significantly. Though we maintain a strong and cost competitive supply chain, we believe it is critical that we balance the selling price and our customer’s expectation.

Yipeng Equity Acquisition

On April 1, 2016, the Company entered into an investment agreement with Yipeng, whereby the Company acquired 5% equity interest of Yipeng for RMB5,000,000 ($719,445). On June 30, 2016, the Company entered into an Agreement for Equity Transfer and Capital Increase and Supplementary Agreements with Yipeng and its shareholders (collectively, the “Equity Purchase Agreement”). Yipeng is an EV power battery system solutions provider specializing in the PHEV and E-bus market in China. We believe that the combined resources with Yipeng will allow the Company to expand more rapidly in the PHEV and EV power battery market in China and help extend our industrial chain. Pursuant to the terms and conditions of the Equity Purchase Agreement, the Company will purchase up to 50% of Yipeng’s equity for an aggregate of RMB114.75 million, or $16.5 million, consisting of $5.0 million in cash and $11.5 million of power battery equipment.

During 2016, the Company invested an aggregate of $9.4 million, approximately $2.9 million of cash and $6.5 million of equipment, in exchange for 35.4% of the equity interest of Yipeng. We may acquire an additional 14.6% of Yipeng, resulting in a 50% ownership, in exchange for approximately $2.8 million in cash and transfer equipment worth approximately $5.0 million subject to the condition that Yipeng has been approved to be listed in the catalogue of Industrial Standards of Auto Mobile Power Battery Cell. The listing in the catalogue was originally scheduled to occur by November 5, 2016 but it was not achieved and, therefore, remains pending. The Company also has the right to purchase in the future an additional 1% of the shares from Yipeng’s founding shareholders at a price of approximately $0.4 million, which would result in an aggregate equity ownership of 51% of Yipeng.

Under the terms of the Equity Purchase Agreement, Yipeng agreed that the Company will be its preferred supplier for lithium-ion batteries. If Yipeng fails to achieve 90% of its projected net profit for 2016, 2017 or 2018, then Yipeng’s founding shareholders will make up the difference through a payment of cash or transfer of equivalent equity to all of Yipeng’s shareholders. If Yipeng achieves 100% to 110% of its projected net profit for 2016, 2017 or 2018, then the 10% of the excess profit will be awarded to Yipeng’s founding shareholders and operating management team. Furthermore, Yipeng agreed to enter into a non-compete agreement with its battery management systems supplier, which is controlled by an existing shareholder of Yipeng, providing that the supplier will agree not to conduct a PACK business, which is the assembly of batteries into a battery management system, including a cooling system, or sell its products to certain of Yipeng’s competitors.

Under the terms of the Equity Purchase Agreement, we have a right of first refusal and co-sale right on sales of shares by equity holders of Yipeng, and pre-emptive and anti-dilution rights on additional equity issuances by Yipeng. Highpower’s shares also have a contractual liquidation preference and, under certain circumstances, a right to put the shares to the Yipeng founding equity holders. Highpower’s repurchase rights may be exercised as a result of certain events, such as certain financial losses by Yipeng or Yipeng’s failure to be approved for listing in the Catalogue. Highpower has veto rights over material actions, such as amendments to Yipeng’s charter documents, change in organizational structure and management personnel, loans, commitments exceeding approximately $150,000, and mergers, acquisitions and asset sales. Highpower will also appoint three members to a five member board of directors of Yipeng. Other than the Company’s direct equity ownership of Yipeng, no executive officer or director of the Company, or their immediately family members, have a direct or indirect material interest in the arrangements with Yipeng.

Yipeng has been a customer of Highpower since 2014. During the year ended December 31, 2016, Yipeng purchased a total of approximately $11.0 million, or 6.3% of net sales, of products from the Company. As of December 31, 2016, amount due from Yipeng totaled approximately $7.5 million, which consisted of accounts receivable and the difference between the transfer of equipment and the capital injection. As of December 31, 2016, amount due to Yipeng totaled approximately $1.5 million, which consisted of services related to technical support and equipment rental fees. For further information, see Note 10 Long-term investment and Note 25 Related party balance and transaction in the Notes to Consolidated Financial Statements.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to U.S GAAP.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair value of financial instruments; and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Accounts Receivable. Accounts receivable are stated at original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of receivables. The Company analyzes the aging of the customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery of the product has occurred, title and risk of loss have transferred to the customers and collectability of the receivable is reasonably assured. The majority of domestic sales contracts transfer title and risk of loss to customers upon receipt. The majority of oversea sales contracts transfer title and risk of loss to customers when goods were delivered to the carriers. Revenue is presented net of sales tax and value added tax.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs.

Inventories. Inventories are stated at the lower of cost or market. Costs are determined on a weighted average method. Inventories include raw materials, packing materials, work-in-progress, consumables and finished goods. The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities.

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

Foreign Currency Translation and Transactions. Highpower International’s functional currency is the US$. HKHTC's functional currency is the Hong Kong dollar ("HK$"). The functional currency of the Company’s subsidiaries in the PRC is the RMB

At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in earnings for the period in which the exchange rate changes. At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

The Company’s reporting currency is the US$. Assets and liabilities of HKHTC and the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2016 and 2015, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations (in thousands)	For the years Ended December 31,
	2016		2015
Net Sales	173,851	100%	146,181	100.0%
Cost of Sales	(135,769)	(78.1)%	(118,235)	(80.9)%
Gross profit	38,082	21.9%	27,946	19.1%

Research and development expenses	(9,244)	(5.3)%	(7,631)	(5.2)%
Selling and distribution expenses	(6,888)	(4.0)%	(6,729)	(4.6)%
General and administrative expenses	(18,186)	(10.4)%	(12,895)	(8.8)%
Foreign currency transaction gain	1,959	1.1%	2,474	1.7%
Income from operations	5,723	3.3%	3,165	2.2%

Gain on fair value of warrant liability	140	0.1%	927	0.6%
Other income	2,272	1.3%	1,189	0.8%
Equity in earnings of investee	352	0.2%	-	-
Interest expenses	(1,420)	(0.8)%	(1,002)	(0.7)%
Income before tax	7,067	4.1%	4,279	2.9%

Income tax expense	(1,439)	(0.9)%	(819)	(0.6)%
Net income	5,628	3.2%	3,460	2.4%

Less: net loss attributable to non-controlling interest	(490)	(0.3)%	(394)	(0.3)%
Net income attributable to the company	6,118	3.5%	3,854	2.6%

Years ended December 31, 2016 and 2015

Net sales for the year ended December 31, 2016 were $173.9 million compared to $146.2 million for the year ended December 31, 2015, an increase of $27.7 million, or 18.9%. The increase was mainly due to a $33.5 million increase in net sales of our lithium batteries. The increase in the number of lithium batteries units sold in 2016 was primarily attributable to the substantial growth in electrical vehicles, smart wearable devices, digital products and handheld devices such as smart phone, tablet and notebook.

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Cost of sales were $135.8 million for the year ended December 31, 2016 as compared to $118.2 million for the comparable period in 2015. The increase was mainly due to the increase in volume of sales of our lithium batteries offset by reduction in material purchase cost for the Lithium and Ni-MH Batteries and improvement in our labor efficiency.

Gross profit for the year ended December 31, 2016 was $38.1 million, or 21.9% of net sales, compared to $27.9 million, or 19.1% of net sales, respectively, for the comparable period in 2015. This increase was attributed to the reduction in the material purchase cost for the Lithium and Ni-MH Batteries and improvement in our labor efficiency.

Research and development expenses were $9.2 million, or 5.3% of net sales, for the year ended December 31, 2016, as compared to $7.6 million, or 5.2% of net sales, for the comparable period in 2015, an increase of 21.1%. This increase was primarily due to more research and development on Lithium battery technology.

Selling and distribution expenses were $6.9 million, or 4.0% of net sales, for the year ended December 31, 2016 compared to $6.7 million, or 4.6% of net sales, for the comparable period in 2015. The decrease of percent of net sales was attributable to our optimization of our customer base.

General and administrative expenses were $18.2 million, or 10.4% of net sales, for the year ended December 31, 2016, compared to $12.9 million, or 8.8% of net sales, for the comparable period in 2015. This increase was primarily due to the increases of salary and performance bonuses awarded to employees, impairment loss of machinery and equipment and allowance for doubtful accounts, amounted to $1.1 million, $0.5 million and $1.6 million, respectively.

We experienced a gain of $2.0 million and $2.5 million on the foreign currency transaction between the US$ and the RMB in the years ended December 31, 2016 and December 31, 2015, respectively. The gain on the foreign currency transaction was due to the depreciation of the RMB relative to the US$ over the respective periods.

Interest expense was $1.4 million for the year ended December 31, 2016, as compared to $1.0 million for the respective comparable period in 2015. The change was mainly due to an increase in short-term bank loans.

Other income, which consists of bank interest income, government grants and sundry income, was $2.3 million for the year ended December 31, 2016, as compared to $1.2 million for the year ended December 31, 2015, an increase of $1.1 million. This increase was attributable to the increase of government subsidies.

Equity in earnings of investee, which represents a gain from a related party (Yipeng), was approximately $0.4 million for the year ended December 31, 2016.

Gain on fair value change of warrant liabilities was $140,290 for the year ended December 31, 2016, as compared to $927,125 for the year ended December 31, 2015. It represented the fair value change of 500,001 shares of warrants issued on April 17, 2014.

During the year ended December 31, 2016, we recorded a provision for income tax expense of $1.4 million as compared to $0.8 million for the comparable period in 2015.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2016 was $6.1 million compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $3.9 million for the comparable period in 2015.

Liquidity and Capital Resources

We had cash of approximately $9.3 million as of December 31, 2016, as compared to $5.8 million as of December 31, 2015.

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of December 31, 2016, we had in place general banking facilities with seven financial institutions aggregating $60.4 million. The maturities of these facilities vary from 2017 to 2019. The facilities are subject to annual review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of December 31, 2016, we had utilized approximately $38.3 million under such general credit facilities and had available unused credit facilities of $22.1 million. The Company’s debt asset ratio reached 72.3% as of December 31, 2016, which increased by 4.2% as compared to a debt asset ratio of 68.1% as of December 31, 2015.

For the year ended December 31, 2016, net cash provided by operating activities was approximately $4.8 million, as compared to net cash provided by operating activities of $0.3 million for the comparable period in 2015. The net cash increase of $4.5 million provided by operating activities is primarily attributable to an increase of $14.5 million in cash inflow from accounts payable, an increase of $8.4 million in cash outflow from accounts receivable, an increase of $7.5 million in cash outflow from amount due from Yipeng and an increase of $4.7 million in cash inflow from other payables and accrued liabilities.

Net cash used in investing activities was $11.5 million for the year ended December 31, 2016 compared to $11.3 million for the comparable period in 2015.

Net cash provided by financing activities was $10.1 million for the year ended December 31, 2016 as compared to net cash provided by financing activities of $4.5 million for the comparable period in 2015. The net increase of $5.6 million cash provided by financing activities was primarily attributable to an increase of $5.2 million in cash inflow proceeds from short-term bank loans, an increase of $4.5 million in cash inflow proceeds from non-financial institution borrowings, an increase of $0.6 million in cash outflow from repayment of non-financial institution borrowings, a decrease of 3.6 million in cash inflow proceeds from notes payable, a decrease of 3.4 million in cash outflow from repayment of notes payable and an increase of $3.3 million in cash outflow from restricted cash.

For fiscal year 2016 and 2015, our inventory turnover was 6.6 and 5.7 times, respectively. The average days outstanding of our accounts receivable at December 31, 2016 was 85 days, as compared to 84 days at December 31, 2015. Inventory turnover and average days outstanding of accounts receivables are key operating measures that management relies on to monitor our business.

The accounts receivable and inventory turnover ratios have critical influence on the working capital. We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials, work-in-process and finished goods inventory on hand to ensure timely delivery of our products to customers. We use two methods to support our working capital needs: (i) paying our suppliers under payment terms ranging from 60 to 120 days; and (ii) using short-term bank loans. Upon receiving payment for our accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient working capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to credit risk from our cash at bank, fixed deposits and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Accounts receivable are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of accounts receivable by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of Renminbi (“RMB”). Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 41% of our sales are made in US$. During the year ended December 31, 2016, the exchange rate of the RMB to the US$ depreciated approximately 6.9% from the level at the end of December 31, 2015. Appreciation of the RMB against the US$ would increase our costs when translated into US$ and could adversely affect our margins unless we make sufficient offsetting sales. Exchange rate fluctuations may also affect the value, in US$ terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US$ to our functional currency, the Company may consider place a purchasing forward exchange contracts to attempt to protect it from significant changes to the US$ which affects the value of its US$ receivables and sales.

Country Risk

The substantial portion of our business, assets and operations are located and conducted in China Mainland. While the economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China Mainland, but may also have a negative effect on Highpower International. For example, Highpower International’s operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to Highpower International. If there are any changes in any policies by the Chinese government and Highpower International’s business is negatively affected as a result, then Highpower International’s financial results, including our ability to generate revenues and profits, will also be negatively affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated in this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed and adopted by management to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that all necessary information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

(c) Changes in Internal Control over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies) in our internal controls over financial reporting that occurred during the fourth quarter of 2016, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Basic Credit Line Contract between SZ Springpower and Industrial Bank Co., Ltd., Shenzhen Longgang Branch

On October 28, 2016, SZ Springpower entered into a comprehensive credit line contract with Industrial Bank Co., Ltd., Shenzhen Longgang Branch, which provides for a revolving line of credit of a maximum outstanding of RMB50,000,000 (US$7,194,452). Up to RMB20,000,000 (US$2,877,781) may be used for a working capital, and up to RMB50,000,000 (US$7,194,452) may be used for bank acceptance or for letter of credit, although the maximum amount that the company may have outstanding under the facility at any given time is RMB50 million. SZ Springpower may withdraw the loan, from time to time as needed, but must make a specific drawdown application on or before October 28, 2017, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by SZ Highpower and our Chief Executive Officer, Dang Yu Pan. The used facility was US$ 4,784,570 as of December 31, 2016 which was used for bank acceptance.

The following constitute events of default under the loan contract: any information provided by or representation or warranty made by SZ Springpower proves to have been untrue, inaccurate, incomplete or misleading; a deterioration or obvious weakening of SZ Springpower’s credit standing or ability to repay the loan; a cross default under certain agreements involving SZ Springpower or a guarantor, or their affiliated related parties; SZ Springpower’s violation of any obligations in an affiliated specific credit line contract; SZ Springpower’s failure to timely repay the principal, interest and fees under the contract and any specific contract; SZ Springpower’s suspension of payment, or failure or indication that it is unable to repay, the debt due; SZ Springpower’s termination of its business, liquidation, bankruptcy, dissolution, or revocation or cancellation of it business permit ; SZ Springpower’s involvement in a major business dispute or deteriorated financial situation; or the emergence of any other situation that endanger, damage, or may endanger, damage the bank’s rights and benefits.

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

Comprehensive Credit Granting Contract between SZ Highpower and China Minsheng Banking Corp., Ltd. Shenzhen Branch

On November 1, 2016, SZ Highpower entered into a comprehensive credit line contract with China Minsheng Banking Corp., Ltd., Shenzhen Branch, which provides for a revolving line of credit of up to RMB15,000,000 (US$2,158,335). The amount may be used for bank acceptance and bank guarantee, although the maximum amount that the company may have outstanding under the facility at any given time is RMB15 million. SZ Highpower may withdraw from each loan, from time to time as needed, but must make a specific drawdown application on or before November 1, 2017, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by HZ HTC and our Chief Executive Officer, Dang Yu Pan. The line of credit required 40% of deposit, which is not included in the contract amount, and totaled amount up to RMB 25,000,000 (US$ 3,597,226). The used facility was US$ 3,309,448 as of December 31, 2016 which was used for bank acceptance.

The following constitute events of default by SZ Highpower under the loan agreement: the occurrence of significant business difficulties or adverse changes on the financial conditions of SZ Highpower; an adverse change in the SZ Highpower’s business market; any major adjustment of relevant national policies; SZ Highpower violates any other contract or agreement concluded with others, or any commitment or warranty unilaterally made by SZ Highpower, which constitutes breach of other debts or other debts have been or may be announced acceleration by other creditor; the guarantor’s guarantee capacity becomes obviously insufficient, or the guarantor violates the guarantee contract or any obligation specified in the commitments made by the guarantor; any pledged or mortgaged property is damaged or value is obviously decreased, and SZ Highpower fails to provide a new guarantee as required by the bank; SZ Highpower indicates directly or by its conduct that it will not perform its obligations under the contract or other specified contracts with the bank; SZ Highpower’s providing false information or withholding of important financial facts (including balance sheet, profit and loss statement and other important materials), or refusal to accept the bank’s supervision of the use of the loan and the company’s operational and financial activities; SZ Highpower transfers its assets, withdraws funds, evades debts or has any other behavior which damages the bank’s rights and interest; SZ Highpower’s suffering major change in financial conditions, or involving in litigation, arbitration, administrative punishment or other judicial administrative proceedings, which may have adverse impact the execution of the contract; or any adversely affect SZ Highpower’s ability to perform its obligations under the loan facility.

Upon the occurrence of an event of default under the CCL Agreement, the bank may adjust or cancel a credit line, and demand SZ Highpower to prepay all the borrowings having been withdrawn under the contract.

Working Capital Loan Contract between SZ Highpower and Bank of China, Buji Sub-branch

On November 16, 2016, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,438,890) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw in 30 days from November 16, 2016, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan. The balance of loan was US$1,438,890 as of December 31, 2016.

The following constitute events of default under the loan contracts: failure to comply with repayment obligations under the agreement or any affiliated credit lines contract; failure to use borrowed funds according to the specified purposes; any statement made by SZ Highpower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of SZ Highpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Highpower’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of SZ Highpower or a guarantor after the bank’s annual review of SZ Highpower’s financial position and performance; failure to provide the relevant documentation acceptable to Bank of China about the inflows and outflows of large-sum and abnormal capital in capital recovery account; or being in violation of other rights and obligations under the affiliated specific credit line contract.

Upon the occurrence of an event of default, the bank may: request SZ Highpower or any guarantor to rectify the event of default within a specified time period; reduce, temporarily suspend or permanently terminate SZ Highpower’s credit limit in whole or in part; temporarily suspend or permanently terminate in part or in whole SZ Highpower’s application for specific credit line under the agreement; announce the immediate expiration of all the credit lines granted under the affiliated specific credit line contract as well as other contracts; terminate or release the contract, terminate or release in part or in whole any of the affiliated specific credit line contract as well as the other contracts executed between SZ Highpower and the bank; require compensation from SZ Highpower on the losses thereafter caused; hold SZ Highpower’s deposit account at the bank in custody for repayment of amounts due under the contract; exercise the real rights for security; request repayment from a guarantor; or take any other procedures deemed necessary by the bank.

Working Capital Loan Contract between SZ Highpower and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch

On December 22, 2016, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch, providing for an aggregate loan of RMB20,000,000 ($2,877,781) to be used for current funds for production and operations by SZ Highpower. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw the loan before September 9, 2017, after which time the bank may cancel all or part of the facility. The interest rate is 4.35%. The loan is guaranteed by SZ Springpower, HKHTC and our Chief Executive Officer, Dang Yu Pan. The contract was under the line of credit contract signed on July 1, 2016. There was no balance as of December 31, 2016.

The following constitute events of default under the loan agreement: failure to repay principal, interest, and other payables in accordance with the provisions specified in this contract, or failure to fulfill any other obligations in this contract, or contrary to the statements, guarantee and commitments in this contract; the guarantees in this contract have adversely changed to the Lender’s loan, and SZ Highpower is not available to provide other guarantees approved by the lender, failure to pay off any other debts due by SZ Highpower, or failure to fulfill or breach other obligations in this contract, or likely to affect the performance of the obligations in this contract; the financial performance of the profitability, debt payment ability, operating capacity and cash flow of the Borrower exceed the agreed standards, or deterioration has been or may affect the obligations in this contract; SZ Highpower’s ownership structure, operation, external investment has changed adversely, which have affected or may affect the fulfillment of the obligations in this contract; SZ Highpower involves or may involve significant economic disputes, litigation, arbitration, or asset seizure, detention or enforcement, or judicial or administrative authorities for investigation or take disciplinary measures in accordance with the laws, or illegal with relevant state regulations or policies in accordance with the laws, or exposure by media, which have affected or may affect the fulfillment of the obligations in this contract; SZ Highpower’s principal individual investors, key management officer’s change, disappearances or restriction of personal liberty, likely to affect the performance of the obligations in this contract; borrower using false contracts with related parties, using no actual transaction to extract the lender’s funds or credit, or evasion of lender’s loan right through related party transactions; having been or may be out of business, dissolution, liquidation, business reorganizations, business license has been revoked or bankruptcy; breaches food safety, production safety, environmental protection and other environmental and social risk management related laws and regulations, regulatory requirements or industry standards, resulting in accidents, major environmental and social risk events, likely to affect the performance of the obligations in this contract; in this contract, SZ Highpower's credit rating, level of profitability, asset-liability ratio, net cash flow of operating and other indicators do not meet the credit conditions of the lender; or without the lender’s written contract, pledges guarantee or provides assurance guarantees to other party, likely to affect the performance of the obligations in this contract; other adverse situations may affect in the realization of loan right in this contract.

Upon the occurrence of an event of default, the bank may: request SZ Highpower remedy the event of default within a specified time period; cancel or terminate SZ Highpower’s unused portion of the credit line and other financing arrangements in whole or in part; declare all amounts outstanding under the contract immediately due and payable; require SZ Highpower to compensate the bank for losses it incurs as a result of the event of default; or other measures permitted under applicable law or other necessary measures.

Comprehensive Credit Contract between SZ Highpower and China Everbright Bank Co., Ltd., Shenzhen Branch

Comprehensive Credit Contract between SZ Springpower and China Everbright Bank Co., Ltd., Shenzhen Branch

On December 28, 2016, each of SZ Highpower and SZ Springpower entered into a comprehensive credit line contract with China Everbright Bank Co., Ltd., Shenzhen Branch. SZ Highpower’s loan agreement provides for a revolving line of credit of up to RMB30,000,000 (US$4,316,671) and SZ Springpower’s loan agreement provides for a revolving line of credit of up to RMB20,000,000 (US$2,877,781). Each borrower may withdraw its loan, from time to time as needed, but must make a specific drawdown application on or before December 27, 2017, after which time the bank may cancel all or part of the facilities. SZ Highpower’s loan is guaranteed by our Chief Executive Officer, Dang Yu Pan, SZ Springpower, HZ HTC, and ICON. SZ Springpower’s loan is guaranteed by Dang Yu Pan, SZ Highpower, HZ HTC and ICON. There was no balance as of December 31, 2016.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors (our "Board") and executive management:

Name	Age	Position
Dang Yu Pan	49	Chairman of the Board and Chief Executive Officer
Wen Liang Li	51	Vice President, Chief Technology Officer and Director
Wen Wei Ma	47	Vice President of Manufacturing
Sunny Pan	40	Chief Financial Officer and Corporate Secretary
Xin Hai Li	54	Director
T. Joseph Fisher, III	64	Director
Ping Li	51	Director

Dang Yu Pan has been the Chairman of the Board and Chief Executive officer of Highpower International and HKHTC since November 2007 and July 2003, respectively. Mr. Pan is the founder of SZ Highpower and has served as the Chairman of the Board and Chief Executive Officer of SZ Highpower since October 2002. Mr. Pan has served as a director ICON since February 2011; as a director and Chief Executive Officer of SZ Springpower since June 2008; and as a director of HZ HTC since March 2012. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou Haopeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of NanhaiShida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the Huangpu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990. We believe Mr. Pan’s qualifications to sit on our Board include his extensive understanding of our business, our products and the battery industry that he has acquired over his 20 years working in the battery industry, including over 15 years as an officer and director of SZ Highpower.

Wen Liang Li has been a director of Highpower International since November 2007 and a director of HKHTC since July 2003. Since January 2003, Mr. Li. has served as a director and as Vice General Manager and Chief Technology Officer of SZ Highpower. Mr. Li has served as a director of SZ Springpower since June 2008, as a director of HZ HTC since March 2012 and as a director of Shenzhen Highpower’s 70%-owned subsidiary, Ganzhou Highpower Technology Co., Ltd (“GZ Highpower”), since September 2010. From January 1996 to December 2002, Mr. Li served as Vice General Manager of Zhuhai Taiyi Battery Co., Ltd., a battery manufacturer. Mr. Li received a master’s degree in Electrochemistry from the Harbin Institute of Technology in China in 1991. We believe that Mr. Li’s 25 years of work experience in the battery industry, including 15 years as an officer and director of SZ Highpower, well qualify Mr. Li to serve on our Board.

Wen Wei Ma has served as the Company’s Vice President of Manufacturing since November 2007 and as a director of HKHTC since July 2003. Mr. Ma has served as a director and as a Vice General Manager of Manufacturing and Chief Technology Officer of SZ Highpower since October 2002. Mr. Ma received a diploma in chemistry analysis from the Guangzhou Trade School of Light Industry in China in 1989.

Sunny Pan has served as the Interim Chief Financial Officer of the Company since August, 2016. On February 12, 2017, the Company appointed Sunny Pan as its Chief Financial Officer. Mr. Pan joined the Company in January 2015 as its Finance Controller. Since January 2016, Mr. Pan has been General Manager of HZ HTC, a wholly-owned subsidiary of SZ Highpower. Mr. Pan has over 20 years' experience in finance and IT management positions with several multi-national companies. Prior to joining the Company, Mr. Pan held positions with subsidiaries of Philips in China. From December 2013 to December 2014, Mr. Pan was Finance Controller and a director at Philips Luminaire Manufacturing (Shenzhen) Co., Ltd. and Finance Controller, managing director and legal representative at Philips Luminaire Manufacturing (Ningbo) Co., Ltd. and, from January 2011 to December 2013 he was Finance Controller at Philips Domestic Appliance & Personal Care Co., Ltd., Zhuhai. He has ACCA (UK) and CICPA (China) qualifications, and has extensive experience in OX IFRS/China GAAP/US GAAP. Mr. Pan received a B.S. in International Accounting from Shanxi Financial & Economical Institution in China in 1996, and an MBA from New York Institute of Technology.

Xin Hai Li has served as a director of the Company since January 2008. Since 1990, Mr. Li has served as a director and professor at the China Central South University Metallurgical Science and Engineering School in China. Mr. Li received a PhD in Physical Chemistry of Metallurgy from China Central South University in August 1990. We believe that Mr. Li’s qualifications to sit on our Board include his extensive understanding of our business and his understanding of U.S. GAAP and financial statements.

T. Joseph Fisher III has served as a director of the Company since April 2011. He currently is Vice President - Global Commercial Sales for A123 Systems, LLC since July 2014. He previously served as the CEO and President of Valence Technology, Inc. from November 2012 until June 2014, and since July 2012 has been a director of Valence, which exited a chapter 11 bankruptcy in November 2013, and went private in December 2013. Prior to joining Valence, Mr. Fisher was the CEO and President of Contour Energy Systems, a spin out from Caltech, specializing in the development and commercialization of customizable battery technologies, from February 2008 to January 2012. He also is President and Founder of JCF International, LLC, an advisory and consulting firm for portable power companies. Mr. Fisher was employed for 33 years at the Energizer battery group, where he had held numerous senior management positions including Vice President - Global Rechargeable Battery Business Unit from April 2001 to May 2007, Vice President and General Manager - Energizer Power Systems, Vice President - Business Development, General Manager - Miniature Batteries, as well as holding several international management assignments in Europe, Argentina and South Africa. He also worked for Xerox, General Electric and Union Carbide earlier in his career. Mr. Fisher received a B.S. in Industrial Management from the University of Cincinnati in 1975, and an MBA in 1977 from the West Virginia College of Graduate Studies, now a part of Marshall University. We believe that Mr. Fisher’s qualifications to sit on our Board include his extensive understanding of our business and over 30 years of experience in the battery industry, as well as his knowledge of U.S. GAAP and financial statements.

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

Director Independence

Subject to certain exceptions, under the listing standards of the NASDAQ Stock Market, LLC, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Xin Hai Li, T. Joseph Fisher, III and Ping Li, is an “independent” director as defined by the listing standards of the NASDAQ Marketplace Rules currently in effect and approved by the SEC and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussion with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ Marketplace Rules.

Board Committees

Our Board has three standing committees – an Audit Committee, established in accordance with section 3(a) (58(A) of the Securities Exchange Act of 1934), as amended (our "Audit Committee"), a Compensation Committee (our "Compensation Committee"), and a Nominating Committee (our "Nominating Committee").

Audit Committee

We established our Audit Committee in January 2008. The Audit Committee consists of Xin Hai Li, T. Joseph Fisher, III and Ping Li, each of whom is an independent director. Mr. Ping Li, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

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

Our Board has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on the Company’s website at: www.highpowertech.com.

Compensation Committee

We established our Compensation Committee in January 2008. The Compensation Committee consists of Xin Hai Li and T. Joseph Fisher, III, each of whom is an independent director. Xin Hai Li is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for the Company’s directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. Our Board has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on the Company’s website at: www.highpowertech.com.

Nominating Committee

The Nominating Committee consists of Xin Hai Li and T. Joseph Fisher, III, each of whom is an independent director. T. Joseph Fisher, III is the Chairman of the Nominating Committee. The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our Board, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. Our Board has adopted a written charter for the Nominating Committee. A current copy of the Nominating Committee Charter is posted on the Company’s website at: www.highpowertech.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2016, all directors, officers and more than 10% owners filed reports required by Section 16(a) of Exchange Act on a timely basis, except Wenwei Ma who filed one late Form 4 reporting a sale transaction. Ping Li filed one late Form 5 in March 2017, reporting a late Form 4 transaction that occurred in fiscal year 2015.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2016 and 2015 of the principal executive officer (our “named executive officers”).

Name and Position	Year	Salary	Non-equity Incentive Plan Awards	Stock Awards (1)	Option Awards (1)	All other Compensation	Total
		$	$	$	$	$	$
Dang Yu Pan	2016	70,000	70,000	-	-	-	140,000
CEO and Chairman	2015	61,900	46,400	92,634	-	-	200,934
Sunny Pan Chief Financial Officer (2)	2016	65,400	37,000	-	-	-	102,400
Wen Liang Li	2016	71,400	54,200	-	-	-	125,600
Vice President, Chief Technology Officer and Director	2015	76,200	25,400	69,913	-	-	171,513
Henry Sun	2016	89,900	-	-	-	40,000	129,900
Former Chief Financial Officer (3)	2015	82,800	25,750	-	115,293	-	223,843

(1)	Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of awards, see Note 18 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Sunny Pan was appointed Interim Chief Financial Officer on August 7, 2016 and Chief Financial Officer on February 12, 2017.
(3)	Mr. Sun's employment with the Company ended August 7, 2016, upon which all unvested options immediately expired and vested options expired October 28, 2016. All other compensation for Mr. Sun consists of the purchase by the company of a car.

Bonus is based on performance. Key performance indicators, as criteria for determining bonuses include corporate profitability, net sales, net income, gross profit, efficiency and improvement, cost control and corporate milestone achievements. On February 12, 2017, Sunny Pan was also granted 15,000 options with an exercise price of $2.20 per share vesting one-third on each anniversary date of the grant beginning February 12, 2018. The Company did not grant any equity awards during 2016.

Prior to his appointment as Interim Chief Financial Officer in August 2016, Sunny Pan had previously entered into on January 1, 2015 an employment contract as Financial Director. The initial term is until December 31, 2017 and may be renewed for another five years. Pursuant to the contract, Sunny Pan’s total compensation is approximately $100,700 with 65% paid as annual base salary and 35% paid as an annual performance bonus. The Company may terminate the contract if Sunny Pan violates law, materially neglects his duties, enter into employment arrangement with another party, divulges confidential or false information about the company or subject to criminal investigation. Mr. Pan may terminate the contract upon 30 days’ written notice, upon illness which causes him to be unable to perform his duties, or if the Company breaches the contract, violates rules and regulations, modifies the contract by use of fraud, coercion or exploitation. There are no contractual severance payments.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2016 by members of our Board. Compensation information for Dang Yu Pan and Wen Liang Li is described in the summary compensation table above.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Total
	$	$	$	$
T. Joseph Fisher, III	72,000	-	-	72,000
Xin Hai Li	48,000	-	-	48,000
Ping Li	72,000	-	-	72,000

(1) Includes fees paid as a member of the Special Committee, as further described below. Xin Hai Li received $4,000 per month for 6 months and $2,000 for the remaining 6 months.

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

In November 2015, the Board formed a Special Committee to review and consider the non-binding investment letter from Anshan Co-operation (Group) Co., Ltd. (“ACOC”). The members of the Special Committee were Ping Li, chairman, Xinhai Li and T. Joseph Fisher, III. Each member of the Special Committee received a monthly payment of $2,000 or $4,000, as applicable, and the chairman received a monthly payment of $5,000. The Special Committee was dissolved in March 2017.

Directors are eligible to receive, from time to time, grants of options to purchase shares of our common stock and other awards under the Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Highpower International, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	555,392	$2.70	801,363
Equity compensation plans not approved by security holders	-	-	-
Total	555,392	$2.70	801,363

As of March 28, 2017, there were 793,427 shares available for issuance pursuant to the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of March 28, 2017 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of March 28, 2017 certain information with respect to beneficial ownership of our common stock based on 15,137,480 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;
•	Each named executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of March 28, 2017 excludes 1,280,840 shares of our common stock issuable upon the exercise of outstanding options and warrants. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

5% Stockholders
Renaissance Technologies LLC	759,650	(1)	5.0%
800 Third Avenue, NY, NY 10022

Directors and Executive Officers
Dang Yu Pan	3,062,773	(2)	20.2%

Wen Liang Li	2,133,970		14.1%

Wen Wei Ma	900,897		6.0%

Sunny Pan	-		-

Xin Hai Li	15,000		*

T. Joseph Fisher III	36,000	(3)	*

Ping Li	10,500		*

Officers and Directors as a Group (total of 7 persons)	6,159,140	(4)	40.7%

*	Indicates beneficial ownership of less than 1.0%.
(1)	According to a Schedule 13G filed with the SEC on February 14, 2017, Renaissance Technologies LLC (“RTC”) is majority owned by Renaissance Technology Holdings Corporation (“RTHC”). Each of RTC and RTHC have sole voting and dispositive power over 702,786 shares and shares voting and dispositive power over 56,805 shares.
(2)	Includes 269,959 shares held by a company that is 100% owned by Mr. Dang Yu Pan.
(3)	Includes 15,000 shares underlying options.
(4)	Includes shares underlying options to purchase 15,000 shares of the Company’s common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Subsidiaries of Highpower International, Inc.

HKHTC, a wholly-owned subsidiary of Highpower International, Inc., and each of HKHTC’s wholly-owned subsidiaries, SZ Highpower, HZ HTC, SZ Springpower and ICON have interlocking executive and director positions with the Company.

Guarantee Agreements

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer and his wife, Ms. Zhou Tao Yin have provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2016 and the guarantors of each loan:

Name of Bank	Amount Granted	Unused line of credit	Maturity date	Guaranteed by
	$	$
Bank of China (1)	12,590,290	1,444,934	7/112019	Dang Yu Pan
China Everbright Bank (1)	7,194,452	7,194,452	12/27/2017	Dang Yu Pan
Industrial and Commercial Bank of China (1)	7,194,452	4,316,671	6/30/2017	Dang Yu Pan
China Minsheng Banking Corp., LTD. (1)	3,597,226	287,778	11/1/2017	Dang Yu Pan
Bank of China (1)	10,483,344	111	7/12/2019	Dang Yu Pan
Industrial Bank CO., LTD. (1)	7,194,452	2,409,882	10/28/2017	Dang Yu Pan
Hua Xia Bank Co., Ltd (2)	4,316,671	2,298,681	6/1/2017	Dang Yu Pan Zhou Tao Yin
Bank of China (1)	3,837,041	124,892	7/25/2019	Dang Yu Pan
Hongkong and Shanghai Corporation (1)	4,000,000	4,000,000	7/15/2017	Dang Yu Pan
Total	60,407,928	22,077,401

(1)	The lines of credits are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.
(2)	The lines of credit is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife.

As of December 31, 2016, the bank borrowings in the above table were for working capital and capital expenditure purposes, the time deposits with a carrying amount of $151,083, the land use right with a carrying amount of $3,622,435, the building with a carrying amount of $11,854,452, respectively. The loans as of December 31, 2016 were primarily obtained from four banks with interest rates ranging from 4.35% to 5.87% per annum. The interest expenses were $925,115 and $739,662 for the years ended December 31, 2016 and 2015, respectively.

In 2016, the Company obtained borrowings in the aggregate amount of $4.5 million from a third party non-financial institution and an individual, which were used for working capital and capital expenditure purposes. The borrowings are personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. For the year ended December 31, 2016, the Company paid $601,133 back to the third party non-financial institution. The interest rate for both borrowings is 5.66% per annum, and the borrowings must be repaid anytime no later than August 31, 2017. The interest expenses were $157,740 for the year ended December 31, 2016.

On September 27, 2016, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch providing for an aggregate loan of $1.4 million to be used for current funds for production and operations by SZ Springpower. The term of the loan is 12 months from the first withdrawal date. The interest rate will equal the one year benchmarked by interbank rates, plus 0.05% on all outstanding loan amounts. The loan is guaranteed by HZ HTC, HKHTC and our Chief Executive Officer, Dang Yu Pan. The Company’s building in Shenzhen also serves as collateral for the loan.

On September 20, 2016, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of $1.4 million to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date.  The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Ganzhou also serve as collateral for the loan.

On September 20, 2016, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of $2.9 million to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

On September 1, 2016, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of $2.9 million to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date.  The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

On August 2, 2016, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of $2.9 million to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date.  The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Ganzhou also serve as collateral for the loan.

Effective on August 26, 2016, HKHTC approved an Offer Letter - Invoice Discounting/Factoring Agreement with The Hongkong and Shanghai Banking Corporation Limited, providing for funds in use limit of $4.0 million or its equivalent. HSBC will offer to provide HKHTC with debts purchase services, which are subject to review at any time and, in any event by 15 July 2017. The discounting charge is at 2% per annum over 3-months LIBOR which will be charged on a monthly basis or such other basis as the bank may notify HKHTC time to time. The service is guaranteed by SZ Highpower, SZ Springpower, HZ HTC, and our Chief Executive Officer, Dang Yu Pan.

On July 27, 2016, ICON entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of $1.4 million to be used by ICON to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. The interest rate will equal the one year benchmarked by interbank rates, plus 1.1375% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

On July 11, 2016, Shenzhen Highpower entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to $11.5 million, consisting of up to $7.2 million in loans and up to $4.3 million in bank acceptance. SZ Highpower may withdraw the loan, from time to time as needed, but must make specific drawdown application on and before July 11, 2019. SZ Highpower’s loan is guaranteed by SZ Springpower, our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

On June 29, 2016, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch providing for an aggregate loan of $1.4 million to be used for current funds for production and operations by SZ Springpower. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw the loan before September 25, 2016, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 0.05% on all outstanding loan amounts. The loan is guaranteed by HZ HTC, HKHTC and our Chief Executive Officer, Dang Yu Pan. The Company’s building in Shenzhen also serves as collateral for the loan.

On May 19, 2016, SZ Highpower entered into a borrowing agreement with an individual (Lender) providing for an aggregate loan of $7.2 million to be used by SZ Highpower as working capital. SZ Highpower can withdraw the loan on and before September 30, 2016. SZ Highpower must pay back the loans before the maturity day on August 31, 2017. The interest rate is 5.66%, which equals to 130% of one year’s benchmark-lending rate of the People’s Bank of China (“PBOC”). The loan is guaranteed by Mr. Dangyu Pan.

On April 29, 2016, SZ Highpower entered into a borrowing agreement with a non-financial institution (Lender) providing for an aggregate loan of $2.9 million to be used by SZ Highpower as working capital. SZ Highpower must pay back the loans before the maturity day on August 31, 2017. The interest rate is 5.66%, which equals to 130% of one year’s benchmark-lending rate of the PBOC. The loan is guaranteed by the Company’s Chief Executive Officer, Mr. Dangyu Pan.

On January 12, 2016, SZ Highpower entered into a working capital loan contract with Ping An Bank Co., Ltd. Shenzhen Xinzhou Branch, which provides for an aggregate loan of $1.4 million to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first draw down date. The interest rate will be fixed during the loan term. Upon the first draw down, the interest rate will be 35% higher than the one year benchmark interest rate for same grade loans issued by the PBOC. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan.

On January 13, 2012, the Company borrowed $8.0 million (RMB50 million) from Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is five-year long-term loan, with an annual interest rate of 5.23%, which was equal to 110% of the benchmark-lending rate of the PBOC as of December 31, 2015. Interest expenses are to be paid quarterly. It was repaid in full in 2016. The interest expenses were $43,197 and $219,704 for the years ended December 31, 2016 and 2015, respectively.

Non-binding Proposal

On August 30, 2016, HKHTC entered into a non-binding Cooperation Framework Agreement (the “Framework Agreement”) with ACOC under which ACOC proposed to purchase newly issued shares of SZ Highpower, SZ Springpower and ICON for RMB540 million (approximately $81.0 million), which would be paid directly to the subsidiaries. As a result of this proposed transaction, ACOC would hold more than 50% in each of these three subsidiaries. The Framework Agreement included a 90-day exclusivity provision, which subsequently expired, and superseded the non-binding proposal from ACOC received by the Company on November 27, 2015. After reviewing the proposed transaction and upon recommendation of the special committee of the Board, consisting of Ping Li, Xinhai Li and T. Joseph Fisher, III, the Company decided not to move forward with the transaction.

Policy for Approval of Related Party Transactions

Our Audit Committee Charter to provides that the Audit Committee is responsible for reviewing and approving related party transactions between the Company and any person that is an officer, key employee, director or affiliate of the Company, including any payments made to such persons either directly or indirectly. Other than the forgoing, we do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404 (a) of Regulation S-K.

Director Independence

See Item 10 “Directors, Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents professional audit service fees and all the audit-related expenses rendered by Marcum Bernstein &Pinchuk LLP, who reviewed the Company’s quarterly financial statements and audited the annual financial statements for the years ended December 31, 2016 and December 31, 2015.

	For the years ended December 31,
	2016	2015
	$	$
Audit Fees(1)	219,547	216,450
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	219,547	216,450

(1) These were fees for professional services performed by Marcum Bernstein & Pinchuk LLP for the review of quarterly financial reports and audit of annual financial statements in 2016 and 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 28, 2017.

Highpower International, Inc.
(Registrant)

Dated: March 28, 2017	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	March 28, 2017
/s/ Dang Yu Pan	Chairman of the Board
By: Dang Yu Pan	(Principal Executive Officer)

/s/ Sunny Pan	Chief Financial Officer	March 28, 2017
By: Sunny Pan	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Vice President, Chief Technology Officer and	March 28, 2017
By: Wen Liang Li	Director

/s/ Xin Hai Li	Director	March 28, 2017
By: Xin Hai Li

/s/ T. Joseph Fisher III	Director	March 28, 2017
By: T. Joseph Fisher III

/s/ Ping Li	Director	March 28, 2017
By: Ping Li

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

4.1	Form of Warrant (incorporated by reference exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2014).

4.2	Warrants to Purchase Shares of Common Stock dated January 17, 2014 issued by Patrick Ko (incorporated by reference (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

4.3	Form of Warrant issued on April 17, 2014 to Ardour Capital Investments, LLC and it assignees (incorporated by reference (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

10.1	State-owned Land Use Rights Grant Contract No. 441302 – B – 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2	Land Use Right Agreement dated January 5, 2012 by and between Ganzhou Land and Resource Bureau and Ganzhou Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

10.2*	2008 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (file no. 001-34098) filed with the Securities and Exchange Commission on October 31, 2008).

10.2(a)*	Form of Stock Option Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.2(b)*	Form of Restricted Stock Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.2(c)*	Form of Restricted Stock Unit Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 of Form S-8 (file no.: 333-157443) filed with the Securities and Exchange Commission on February 20, 2009).

10.3	Basic Credit Line Contract dated October 28, 2016, between Industrial Bank Co., Ltd., Shenzhen Longgang Branch, and Springpower Technology (Shenzhen) Co., Ltd. (translated to English).

10.3(a)	Maximum Amount Guaranty Contract between Industrial Bank Co., Ltd., Shenzhen Longgang Branch, and Dang Yu Pan (translated to English).

10.3(b)	Maximum Amount Guaranty Contract between Industrial Bank Co., Ltd., Shenzhen Longgang Branch, and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.4	Working Capital Loan Contract dated November 16, 2016 between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.5	Comprehensive Credit Contract dated December 28, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and China Everbright Bank Co., Ltd., Shenzhen Branch (translated to English).

10.5(a)	Guaranteed Maximum Contract between China Everbright Bank Co., Ltd., Shenzhen Branch, and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.5(b)	Guaranteed Maximum Contract between China Everbright Bank Co., Ltd., Shenzhen Branch, and Huizhou Highpower Technology Co., Ltd. (translated to English).

10.5.(c)	Guaranteed Maximum Contract between China Everbright Bank Co., Ltd., Shenzhen Branch, and Icon Energy Systems (Shenzhen) Co., Ltd. (translated to English).

10.5(d)	Guaranteed Maximum Contract between China Everbright Bank Co., Ltd., Shenzhen Branch, and Dang Yu Pan (translated to English).

10.6	Comprehensive Credit Contract dated December 28, 2016, between Shenzhen Highpower Technology Co., Ltd. and China Everbright Bank, Shenzhen Branch (translated to English).

10.6(a)	Guaranteed Maximum Contract between China Everbright Bank Co., Ltd., Shenzhen Branch, and Springpower Technology (Shenzhen) Co., Ltd. (translated to English).

10.6(b)	Guaranteed Maximum Contract between China Everbright Bank Co., Ltd., Shenzhen Branch, and Huizhou Highpower Technology Co., Ltd. (translated to English). Filed herewith.

10.6(c)	Guaranteed Maximum Contract between China Everbright Bank Co., Ltd., Shenzhen Branch, and Icon Energy Systems (Shenzhen) Co., Ltd. (translated to English).

10.6(d)	Guaranteed Maximum Contract between China Everbright Bank Co., Ltd., Shenzhen Branch, and Dang Yu Pan (translated to English).

10.7	Comprehensive Credit Granting Contract, dated November 1, 2016, between Shenzhen Highpower Technology Co., Ltd. and China Minsheng Banking Corp., Ltd., Shenzhen Branch (translated to English).

10.7(a)	Maximum Guarantee Contract between China Minsheng Banking Corp., Ltd., Shenzhen Branch, and Dang Yu Pan (translated to English).

10.7(b)	Maximum Guarantee Contract between China Minsheng Banking Corp., Ltd., Shenzhen Branch, and Huizhou Highpower Technology Co., Ltd. (translated to English).

10.7(c)	Maximum Guarantee Contract between China Minsheng Banking Corp., Ltd., Shenzhen Branch, and Springpower Technology (Shenzhen) Co., Ltd. (translated to English).

10.8	Agreement for Equity Transfer and Capital Increase dated June 30, 2016 between Huizhou Highpower Technology Co., Ltd., Huizhou Yipeng Energy Technology Co., Ltd. and the shareholders listed therein. (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).+

10.8(a)	Supplementary Agreement (I) to Agreement for Equity Transfer and Capital Increase dated June 30, 2016. (translated to English) (incorporated by reference from Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).+

10.8(b)	Supplementary Agreement (II) to Agreement for Equity Transfer and Capital Increase dated June 30, 2016. (translated to English) (incorporated by reference from Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).+

10.8(c)	Supplementary Agreement (III) to Agreement for Equity Transfer and Capital Increase dated June 30, 2016. (translated to English) (incorporated by reference from Exhibit 10.1(c) to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.9

Investment Cooperation Agreement dated April 29, 2016, between Shenzhen Highpower Technology Co., Ltd., Shenzhen PowTech Equity Investment LP, and Dang Yu Pan, as guarantor. (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.10	Investment Cooperation Agreement dated May 19, 2016, between Shenzhen Highpower Technology Co., Ltd., Wei Linwei and Dang Yu Pan, as guarantor. (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.11	Maximum Financing Contract dated June 23, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch. (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.11(a)	Personal Maximum Guarantee Contract between Yin Zhoutao and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch, dated June 30, 2016. (translated to English) (incorporated by reference from Exhibit 10.4(a) to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.11(b)	Personal Maximum Guarantee Contract between Dang Yu Pan and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch, dated June 30, 2016. (translated to English) (incorporated by reference from Exhibit 10.4(b) to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.11(c)	Maximum Guarantee Contract dated June 30, 2016, between Icon Energy System (Shenzhen) Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch. (translated to English) (incorporated by reference from Exhibit 10.4(c) to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.11(d)	Maximum Guarantee Contract dated June 30, 2016, between Huizhou Highpower Technology Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch. (translated to English) (incorporated by reference from Exhibit 10.4(d) to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.11(e)	Maximum Guarantee Contract dated June 30, 2016, between Shenzhen Highpower Technology Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch. (translated to English) (incorporated by reference from Exhibit 10.4(e) to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.12	Offer Letter - Invoice Discounting/Factoring Agreement, effective August 26, 2016, between Hong Kong Highpower Technology Co., Ltd. and The Hongkong and Shanghai Banking Corporation Limited (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.13	Working Capital Loan Contract dated August 3, 2016, between Ganzhou Highpower Technology Co., Ltd. and Bank of Ganzhou Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.13 (a)	Maximum Guarantee Contract dated August 3, 2016, between Gui Jinming and Bank of Ganzhou Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.13 (b)	Maximum Guarantee Contract dated August 3, 2016, between Lin Xianbai and Bank of Ganzhou Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.13(c)	Maximum Guarantee Contract dated August 3, 2016, between Ou Hancheng and Bank of Ganzhou Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.13(d)	Maximum Guarantee Contract dated August 3, 2016, between Zhu Jie and Bank of Ganzhou Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.2(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.13(e)	Maximum Guarantee Contract dated August 3, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of Ganzhou Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.2(e) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.14	Comprehensive Credit Line Contract dated July 25, 2016, between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.14(a)	Maximum Guarantee Contract dated July 25, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.14(b)	Maximum Guarantee Contract dated July 25, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.14(c)	Maximum Guarantee Contract dated July 25, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.14(d)	Maximum Guarantee Contract dated July 25, 2016, between Huizhou Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.15	Working Capital Loan Contract dated July 27, 2016, between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.16	Comprehensive Credit Line Contract dated July 11, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.16(a)	Personal Maximum Guarantee Contract dated July 11, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.16(b)	Maximum Guarantee Contract dated July 11, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.16(c)

Collateral Contract dated July 11, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.17	Working Capital Loan Contract dated September 1, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.18	Working Capital Loan Contract dated September 20, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.19	Working Capital Loan Contract dated June 29, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch (translated to English) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.19(a)	Maximum Mortgage Contract dated June 8, 2016, between Shenzhen Highpower Technology Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch (translated to English) (incorporated by reference from Exhibit 10.8(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.20	Working Capital Loan Contract dated September 27, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch (translated to English) (incorporated by reference from Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.21	Comprehensive Credit Line Contract dated July 12, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.21(a)	Maximum Guarantee Contract dated July 12, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.21(b)	Maximum Guarantee Contract dated July 12, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.21(c)	Maximum Guarantee Contract dated July 12, 2016, between Huizhou Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.21(d)	Collateral Contract dated July 12, 2016, between Ganzhou Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.22	Working Capital Loan Contract dated August 2, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.23	Working Capital Loan Contract dated September 20, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.24	Working Capital Loan Contract dated December 22, 2016, between Shenzhen Highpower Technology Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch (translated to English).

10.24(a)	Guaranty Contract of Maximum Amount between Industrial and Commercial Bank of China, Shenzhen Henggang Branch, and Hong Kong Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.17(a) to the Annual Report on Form 10-K filed with the SEC on March 29, 2016).

10.24(b)	Guaranty Contract of Maximum Amount between Industrial and Commercial Bank of China, Shenzhen Henggang Branch, and Dang Yu Pan (translated to English) (incorporated by reference from Exhibit 10.17(b) to the Annual Report on Form 10-K filed with the SEC on March 29, 2016).

10.24(c)	Guaranty Contract of Maximum Amount between Industrial and Commercial Bank of China, Shenzhen Henggang Branch, and Springpower Technology (Shenzhen) Company, Limited. (translated to English) (incorporated by reference from Exhibit 10.17(c) to the Annual Report on Form 10-K filed with the SEC on March 29, 2016).

10.25*	Labor Contract dated January 1, 2015 between Hong Kong Highpower Technology Co, Ltd. and Sunny Pan.

10.26	Agreement and Line of Credit dated January 13, 2012 by and between Bank of China Ltd. Shenzhen Buji Sub-branch and Shenzhen Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012).

10.26(a)	Bank Loan Contract for Fixed Assets dated January 13, 2012 by and between Bank of China Ltd. Shenzhen Buji Sub-branch and Shenzhen Highpower Technology Company Limited (translated to English). (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012).

10.26(b)	Guaranty Contracts of Maximum Amount dated January 12, 2012 corresponding to Agreement and Line of Credit dated January 13, 2012 and Bank Loan Contract for Fixed Assets dated January 13, 2012 (translated to English). (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

23.1	Consent of Marcum Bernstein & Pinchuk LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan.
**	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934 as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
+	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Highpower International, Inc.

We have audited the accompanying consolidated balance sheets of Highpower International, Inc. and Subsidiaries (together the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk llp

Guangzhou, China

March 28, 2017

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31,	December 31,
	2016	2015
	$	$
ASSETS
Current Assets:
Cash	9,324,393	5,849,967
Restricted cash	11,213,640	11,656,204
Accounts receivable, net	46,280,769	36,139,866
Amount due from Yipeng	7,517,250	-
Notes receivable	1,093,730	1,757,709
Prepayments and other receivables	6,899,872	6,060,904
Inventories	22,207,333	19,218,331

Total Current Assets	104,536,987	80,682,981

Property, plant and equipment, net	43,504,991	47,464,186
Land use right, net	3,622,435	3,963,003
Other assets	500,000	550,000
Deferred tax assets	1,477,761	1,544,314
Long-term investment	9,689,576	-

TOTAL ASSETS	163,331,750	134,204,484

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	49,463,901	36,077,396
Deferred income	761,491	879,944
Short-term loan	18,776,080	13,839,341
Non-financial institution borrowings	3,741,115	-
Notes payable	30,658,000	30,490,166
Amount due to Yipeng	1,522,313	-
Other payables and accrued liabilities	11,148,556	6,292,492
Income taxes payable	1,963,298	1,783,013
Current portion of long-term loan	-	1,845,245

Total Current Liabilities	118,034,754	91,207,597

Warrant Liability	259	140,549

TOTAL LIABILITIES	118,035,013	91,348,146

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars)

	December 31,	December 31,
	2016	2015
	$	$

EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,114,991 shares issued and outstanding at December 31, 2016 and 15,101,679 shares issued and outstanding at December 31, 2015)	1,511	1,510
Additional paid-in capital	11,580,934	11,227,979
Statutory and other reserves	4,992,463	4,042,429
Retained earnings	29,266,068	24,098,175
Accumulated other comprehensive income	(873,582)	2,632,762

Total equity attributable to the stockholders of Highpower International Inc.	44,967,394	42,002,855

Non-controlling interest	329,343	853,483

TOTAL EQUITY	45,296,737	42,856,338

TOTAL LIABILITIES AND EQUITY	163,331,750	134,204,484

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the years ended December 31,
	2016	2015
	$	$

Net sales	173,851,113	146,181,011
Cost of sales	(135,768,642)	(118,234,935)
Gross profit	38,082,471	27,946,076

Research and development expenses	(9,243,750)	(7,631,181)
Selling and distribution expenses	(6,888,052)	(6,728,692)
General and administrative expenses	(18,186,362)	(12,895,649)
Foreign currency transaction gain	1,959,036	2,474,154
Total operating expenses	(32,359,128)	(24,781,368)

Income from operations	5,723,343	3,164,708

Gain on change of fair value of warrant liability	140,290	927,125
Other income	2,271,528	1,189,324
Equity in earnings of investee	351,755	-
Interest expenses	(1,419,962)	(1,002,151)
Income before taxes	7,066,954	4,279,006

Income taxes expenses	(1,439,177)	(818,736)
Net income	5,627,777	3,460,270

Less: net loss attributable to non-controlling interest	(490,150)	(393,812)
Net income attributable to the Company	6,117,927	3,854,082

Comprehensive income
Net income	5,627,777	3,460,270
Foreign currency translation loss	(3,540,334)	(3,055,839)
Comprehensive income	2,087,443	404,431

Less: comprehensive loss attributable to non-controlling interest	(524,140)	(453,756)
Comprehensive income attributable to the Company	2,611,583	858,187

Earnings per share of common stock attributable to the Company
- Basic	0.41	0.26
- Diluted	0.40	0.25

Weighted average number of common stock outstanding
- Basic	15,105,235	15,096,166
- Diluted	15,113,914	15,286,196

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Stated in US Dollars)

		Common stock			Additional paid-in	Statutory and other	Retained	Accumulated other comprehensive	Non-controlling
		Shares		Amount	capital	reserves	earnings	income	interest	Total
				$	$	$	$	$	$	$

Balance, December 31, 2014		15,084,746		1,508	10,530,430	3,611,501	20,675,021	5,628,657	1,307,239	41,754,356
Proceeds from exercise of stock options		16,933		2	44,532	-	-	-	-	44,534
Foreign currency translation adjustments		-		-	-	-	-	(2,995,895)	(59,944)	(3,055,839)
Share-based compensation expenses		-		-	653,017	-	-	-	-	653,017
Transfer to statutory and other reserves		-		-	-	430,928	(430,928)	-	-	-
Net income	-	-	-	-	-	-	3,854,082	-	(393,812)	3,460,270

Balance, December 31, 2015		15,101,679		1,510	11,227,979	4,042,429	24,098,175	2,632,762	853,483	42,856,338

Proceeds from exercise of stock options		13,312		1	35,009	-	-	-	-	35,010
Foreign currency translation adjustments		-		-	-	-	-	(3,506,344)	(33,990)	(3,540,334)
Share-based compensation expenses		-		-	317,946	-	-	-	-	317,946
Transfer to statutory and other reserves		-		-	-	950,034	(950,034)	-	-	-
Net income		-		-	-	-	6,117,927	-	(490,150)	5,627,777

Balance, December 31, 2016		15,114,991		1,511	11,580,934	4,992,463	29,266,068	(873,582)	329,343	45,296,737

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the years ended December 31,
	2016	2015
	$	$
Cash flows from operating activities
Net income	5,627,777	3,460,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,937,688	4,939,882
Allowance for doubtful accounts	1,651,546	949
Impairment of machinery and equipment	530,914	-
Loss on disposal of property, plant and equipment	609,842	233,296
Deferred income tax (benefit) expense	(32,756)	9,107
Equity in earnings of investee	(351,755)	-
Share based compensation	317,946	653,017
Gain on change of fair value of warrant liability	(140,290)	(927,125)
Changes in operating assets and liabilities:
Accounts receivable	(13,809,278)	(5,446,752)
Notes receivable	575,514	(1,222,793)
Prepayments and other receivables	(1,755,589)	(2,435,316)
Amount due from Yipeng	(7,457,338)	-
Amount due to Yipeng	1,589,963	-
Inventories	(4,410,429)	1,831,737
Accounts payable	11,196,709	(3,322,054)
Deferred income	(64,658)	1,890,332
Other payables and accrued liabilities	5,471,022	755,757
Income taxes payable	307,984	(74,111)
Net cash flows provided by operating activities	4,794,812	346,196

Cash flows from investing activities
Acquisition of plant and equipment	(8,487,473)	(11,256,553)
Long-term investment	(3,005,666)	-
Net cash flows used in investing activities	(11,493,139)	(11,256,553)

Cash flows from financing activities
Proceeds from short-term bank loans	19,611,969	14,430,014
Repayment of short-term bank loans	(13,526,998)	(13,438,449)
Proceeds from non-financial institution borrowings	4,508,499	-
Repayment of non-financial institution borrowings	(601,133)	-
Repayment of long-term bank loans	(1,803,399)	(1,924,002)
Proceeds from notes payable	59,952,794	63,544,496
Repayment of notes payable	(57,731,108)	(61,118,292)
Proceeds from exercise of employee options	35,010	44,534
Change in restricted cash	(320,093)	2,966,205
Net cash flows provided by financing activities	10,125,541	4,504,506
Effect of foreign currency translation on cash	47,212	(2,356,074)
Net increase (decrease) in cash	3,474,426	(8,761,925)
Cash - beginning of year	5,849,967	14,611,892
Cash - end of year	9,324,393	5,849,967

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	1,163,950	883,740
Interest expenses	1,229,173	1,002,151
Non-cash transactions
Offset of deferred income related to government grant and property, plant and equipment	229,951	2,547,545
Transfer of equipment to Yipeng	7,156,717	-

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Principal activities and organization

The consolidated financial statements include the financial statements of Highpower International, Inc. ("Highpower") and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), and Icon Energy System Company Limited (“ICON”), SZ Highpower’s wholly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 70%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”) and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”). Highpower and its direct and indirect wholly and majority owned subsidiaries are collectively referred to as the "Company".

Highpower was incorporated in the State of Delaware on January 3, 2006. HKHTC was incorporated in Hong Kong on July 4, 2003. All other subsidiaries are incorporated in the People’s Republic of China ("PRC").

Highpower Energy Technology (Huizhou) Company Limited ("HZ Highpower") which was formed by HKHTC in 2008, was dissolved in September 2015. The subsidiary did not commence operation since establishment.

The Company’s principal activities are described as follows:

Name of company	Place and date incorporation	Principal activities
HKHTC	Hong Kong July 4, 2003	Investment holding and marketing of batteries

SZ Highpower	PRC October 8, 2002	Manufacturing, marketing and research of Ni-MH batteries

SZ Springpower	PRC June 4, 2008	Manufacturing, marketing and research of lithium batteries

GZ Highpower	PRC September 21, 2010	Processing, marketing and research of battery materials

ICON	PRC February 23, 2011	Design and production of advanced battery packs and systems

HZ HTC	PRC March 8, 2012	Manufacturing, marketing and research of lithium batteries

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP").

Consolidation

The consolidated financial statements include the accounts of Highpower and its direct and indirect wholly and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests represent the equity interest in the GZ Highpower that is not owned by the Company.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair value of financial instruments; and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

No customer accounted for 10% or more of net sales during the years ended December 31, 2016 and 2015.

No supplier accounted for or over 10% of our total purchase amount during the years ended December 31, 2016 and 2015.

As of December 31, 2016, there was no customer accounted for 10% or more of the accounts receivable. There was one major customer accounted for 11.3% of the accounts receivable as of December 31, 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Cash

Cash include all cash on hand and cash in bank with no restrictions.

Restricted cash

Restricted cash include time deposits, cash security for bank acceptance bills, and government grant.

Accounts receivable

Accounts receivable are stated at the original amount less an allowance for doubtful receivables, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. The Company analyzes the aging of the customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Notes receivable

Notes receivable represent banks’ and commercial acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months.

Inventories

Inventories are stated at lower of cost or market. Cost is determined using the weighted average method. Inventories include raw materials, packing materials, consumables, work in progress and finished goods. The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities.

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

Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives:

Buildings	20-40 years
Furniture, fixtures and office equipment	5 years
Leasehold improvement	Shorter of the remaining lease terms or estimated useful lives
Machinery and equipment	10 years
Motor vehicles	5 years

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

Long-term investment

For an investee company over which the Company holds less than 20% voting interest, the investments are accounted for under the cost method.

For an investee company over which the Company has the ability to exercise significant influence, but does not have a controlling interest, the Company accounted for those using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee between 20% and 50%. Other factors, such as representation on the investee’s board of directors, voting rights and the impact of commercial arrangements, are also considered in determining whether the equity method of accounting is appropriate.

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary. As of December 31, 2016, management believes no impairment charge is necessary.

Land use rights

Land use rights represent payments for the rights to use certain parcels of land for a certain period of time in the PRC. Land use rights are carried at cost and charged to expense on a straight-line basis over 50 years the rights are granted.

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

Government grants

Conditional government grants are recognized as deferred income when received. Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the consolidated balance sheet as deferred income and deducted in calculating the carrying amount of the related asset. The revenue from such grants is recognized in profit or loss over the life of the related depreciable asset as a reduction of depreciation expense. As of December 31, 2016 and 2015, the Company recorded deferred income of $761,491 and $879,944, respectively, for the government grants to purchase non-current assets.

Government grants as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related benefit are recognized as other income in the period in which they become receivable. Approximately $1,762,266 and $563,485 government grant were recognized as other income for the years ended December 31, 2016 and 2015, respectively.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery of the product has occurred, title and risk of loss have transferred to the customers and collectability of the receivable is reasonably assured. The majority of domestic sales contracts transfer title and risk of loss to customers upon receipt of product by customer. The majority of oversea sales contracts transfer title and risk of loss to customers when goods were delivered to the carriers. Revenue is presented net of sales tax and value added tax.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of sales.

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

Share-based compensation associated with the issuance of equity instruments to non-employees is recorded at the fair value on the measurement date. The measurement of stock-based compensation at fair value is subject to periodic adjustment at each reporting period.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years, five years, ten years and twenty years, if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent, errors relating to transferring pricing issues and tax evasion, respectively. There were no uncertain tax positions as of December 31, 2016 and 2015 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

Comprehensive income

Comprehensive income is comprised of the Company’s net income and other comprehensive income. The component of other comprehensive income or loss is consisted solely of foreign currency translation adjustments, net of the income tax effect.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Foreign currency translation and transactions

Highpower’s functional currency is the United States dollar ("US$"). HKHTC's functional currency is the Hong Kong dollar ("HK$"). The functional currency of Highpower's other direct and indirect wholly and majority owned subsidiaries in the PRC is the Renminbi ("RMB").

Most of the Company’s oversea sales are priced and settled with US$. At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in earnings for the period in which the exchange rate changes. At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

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

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash, restricted cash, trade and other receivables, deposits, trade and other payables and bank borrowings, approximate their fair value due to the short-term maturity of such instruments.

ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820 establishes a fair value hierarchy that requires maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Warrant Liability

For warrants that are not indexed to the Company’s stock, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive income. The warrant liability is recognized in the balance sheet at the fair value (level 3). The fair value of these warrants have been determined using the Black-Scholes pricing mode. The Black-Scholes pricing model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. The Company revalued the warrants utilizing a binomial model as of December 31, 2016 and 2015, respectively, with no material difference in the value.

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

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. This guidance will be effective as to the Company on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April and May 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers, or ASU 2016-10, and Accounting Standards Update 2016-12, Revenue from Contracts with Customers, or ASU 2016-12, respectively. These new standards will identify performance obligations and narrow aspects on achieving core principle. The Company is currently evaluating the impact of adopting these ASUs on its consolidated financial statements.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

During 2016, the Company have made significant progress toward its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures. The Company has established a cross-functional implementation team on assessment on the five-step model of the new standard to its revenue contracts. The adoption of this guidance is not expected to have a material effect on our result of operations, financial position or liquidity. The management has not yet selected a transition method. The Company anticipates adopting this new guidance on January 1, 2018, and plans on giving additional updates on its progress and further conclusions on its Form-10Q’s during the first and second quarters of 2017.

In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740). To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230). The amendments in this update provide guidance on eight specific cash flow issue. It applies to all entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740). The amendments in this Update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory and align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS). Public business entities should apply the amendments in ASU 2016-16 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting ASU 2016-18 on its consolidated financial statements

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Restricted cash

	December 31,	December 31,
	2016	2015
	$	$
Securities for bank acceptance bill	10,541,105	11,392,231
Time deposits	151,083	263,973
Government subsidy deposit	521,452	-
	11,213,640	11,656,204

As of December 31, 2016, cash of $10.5 million is restricted by five banks for bank acceptance bill; cash of $0.2 million is restricted by Bank of China for short-term bank loan; cash of $0.5 million is restricted under supervision by the Government due to government subsidy granted.

As of December 31, 2015, cash of $11.4 million is restricted by six banks for line of credit; cash of $0.3 million is the time deposit with maturity of more than three months.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Accounts receivable, net

	December 31,	December 31,
	2016	2015
	$	$
Accounts receivable	49,460,347	38,211,951
Less: allowance for doubtful accounts	3,179,578	2,072,085
	46,280,769	36,139,866

The Company recorded bad debt expense of $1,176,208 and $949 for the years ended December 31, 2016 and 2015, respectively. The Company wrote off accounts receivable directly of $42,897 and $403,735 for the years ended December 31, 2016 and 2015, respectively.

5.	Prepayments and other receivables

	December 31,	December 31,
	2016	2015
	$	$
Purchase deposits paid	3,205,852	3,752,125
Value-added tax (“VAT”) prepayment	1,100,319	546,358
Rental deposit	266,883	414,843
Prepaid insurance fee	259,113	206,424
Advances to staff for daily operations	81,502	39,886
Compensation receivable for land occupation (1)	455,115	486,370
Other receivables from third parties (2)	1,508,278	-
Prepaid expense	477,925	614,898
	7,354,987	6,060,904
Less: allowance for doubtful accounts (1)	455,115	-
	6,899,872	6,060,904

(1) The Company accrued fully allowance for the long-aging compensation receivable for land occupation.

(2) Other receivables from third parties represent payment of $532,389 due on demand and the receivable of equipment deposit from an equipment supplier of $975,889.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Inventories

	December 31,	December 31,
	2016	2015
	$	$
Raw materials	6,492,755	4,320,455
Work in progress	4,878,856	4,568,530
Finished goods	10,608,180	9,994,401
Packing materials	21,083	17,167
Consumables	206,459	317,778
	22,207,333	19,218,331

7.	Property, plant and equipment, net

	December 31,	December 31,
	2016	2015
	$	$
Cost
Construction in progress	715,188	1,678,961
Furniture, fixtures and office equipment	4,025,635	3,882,594
Leasehold improvement	5,865,909	4,092,668
Machinery and equipment	27,526,572	29,295,041
Motor vehicles	1,496,628	1,643,173
Building	21,797,158	23,046,056
	61,427,090	63,638,493
Less: accumulated depreciation	17,922,099	16,174,307
	43,504,991	47,464,186

The Company recorded depreciation expenses of $4,797,968 and $4,794,162 for the years ended December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, deferred income related to government grants of $229,951 and $2,547,545, respectively, was reduced from the carrying amount of property, plant and equipment.

During the years ended December 31, 2016 and 2015, the Company recorded $530,914 and $nil of impairment loss of machinery and equipment, respectively.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of December 31, 2016 and 2015. The carrying amounts of the buildings were $8,864,837 and $9,715,879 as of December 31, 2016 and 2015, respectively.

The building located in Longgang, Shenzhen, Guangdong was pledged as collateral for bank loans as of December 31, 2016. The carrying amount of the buildings was $394,640 as of December 31, 2016.

The buildings comprising the Ganzhou facilities were pledged as collateral for short-term loans and bank acceptance bills drawn under certain lines of credit. The carrying amounts of the building were $2,594,975 and $2,703,743 as of December 31, 2016 and 2015, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Land use rights, net

	December 31,	December 31,
	2016	2015
	$	$
Cost
Land located in Huizhou	3,089,739	3,301,923
Land located in Ganzhou	1,205,368	1,288,146
	4,295,107	4,590,069
Accumulated amortization	(672,672)	(627,066)
Net	3,622,435	3,963,003

As of December 31, 2016, land use rights included certain parcels of land located in Huizhou City, Guangdong Province, PRC and Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters and in Ganzhou City with an area of approximately 58,669 square meters will expire on May 23, 2057 and January 4, 2062, respectively.

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

$
2017	89,720
2018	89,720
2019	89,720
2020	89,720
2021	89,720
Thereafter	3,173,835
3,622,435

The Company recorded amortization expenses of $89,720 and $95,720 for the years ended December 31, 2016 and 2015, respectively.

The land use rights for land located in Huizhou and Ganzhou City were both pledged as collateral for bank loans as of December 31, 2016 and 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Other assets

The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement with a License Provider over a period of 20 years on the straight line basis in accordance with the terms of license.

Amortization expenses included in research and development expenses were $50,000 for both years ended December 31, 2016 and 2015.

10.	Long-term investment

On April 1, 2016, the Company entered into an investment agreement with Huizhou Yipeng Energy Technology Co. Ltd. ("Yipeng"), whereby the Company acquired 5% equity interest of Yipeng for RMB5,000,000 ($719,445). On June 30, 2016, the Company entered into an Agreement for Equity Transfer and Capital Increase and Supplementary Agreements with Yipeng and its shareholders (collectively, the “Equity Purchase Agreement”).

Pursuant to the terms of the Equity Purchase Agreement, the Company will purchase up to 50% of Yipeng’s equity on two closings: (1) on August 10, 2016, in addition to the existing 5% shares of Yipeng, the Company agreed to pay approximately $2.2 million in cash and transfer equipment worth approximately $6.5 million in exchange for the purchase of 30.4% of the shares of Yipeng, and (2) prior to November 5, 2016, provided that Yipeng has been approved to be listed in the catalogue of Industrial Standards of Auto Mobile Power Battery Cell (the “Catalogue”) prior to October 31, 2016, the Company will pay approximately $2.8 million in cash and transfer equipment worth approximately $5.0 million in exchange for an additional 14.6% of the shares of Yipeng. The Company also has the right to purchase in the future an additional 1% of the shares from Yipeng’s founding shareholders at a price of approximately $0.4 million which would result in an aggregate ownership of 51% of Yipeng.

On August 10, 2016, the Company consummated the first closing pursuant to the terms of the Equity Purchase Agreement. As of December 31, 2016, the Company has invested an aggregate of $9.4 million in exchange for 35.4% of the equity interest of Yipeng, which was recorded under equity method.

Yipeng failed to be listed in the Catalogue prior to October 31, 2016 because the PRC government did not assess any new xEV cell and system manufacturers as originally expected in September 2016. As a result, the Company postponed the second closing until Yipeng is listed in the Catalogue.

The equity in earnings of investee was $351,755 for the year ended December 31, 2016.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Other payables and accrued liabilities

	December 31,	December 31,
	2016	2015
	$	$
Accrued expenses	1,011,866	451,911
Accrued payroll	6,094,843	3,365,029
Royalty payable	400,773	461,055
VAT payable	554,064	959,422
Sales deposits received	1,582,141	562,696
Other payables	1,504,869	492,379
	11,148,556	6,292,492

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation

Highpower and its direct and indirect wholly and majority owned subsidiaries file tax returns separately.

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

The components of the provision for income taxes expenses are:

	For the years ended December 31,
	2016	2015
	$	$
Current	1,471,933	809,629
Deferred	(32,756)	9,107
Total income tax expense	1,439,177	818,736

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The reconciliation of income taxes expenses computed at the statutory tax rate applicable to the Company to income tax expenses is as follows:

	For the years ended December 31,
	2016	2015
	$	$
Income before tax	7,066,954	4,279,006

Provision for income taxes at applicable income tax rate	1,866,878	988,833
Effect of preferential tax rate	(959,453)	60,060
R&D expenses eligible for super deduction	(546,088)	(546,156)
Non-deductible expenses	146,493	59,122
Change in valuation allowance	931,347	256,877
Effective enterprise income tax	1,439,177	818,736

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	December 31,	December 31,
	2016	2015
	$	$

Tax loss carry-forward	4,274,881	3,382,543
Allowance for doubtful receivables	121,932	47,197
Impairment for inventory	98,276	217,733
Difference for sales cut-off	14,245	33,071
Deferred income	114,224	131,992
Property, plant and equipment subsidized by government grant	468,313	490,883
Impairment for property, plant and equipment	76,248	-
Total gross deferred tax assets	5,168,119	4,303,419
Valuation allowance	(3,690,358)	(2,759,105)
Total net deferred tax assets	1,477,761	1,544,314

The following represents the amounts and expiration dates of operating loss carried forwards for tax purpose:

	$
2019		300,520
2020		1,553,667
2021 and thereafter		2,042,635
Total		3,896,822

Valuation allowance was provided against deferred tax assets in entities where it was determined, it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards and others, which can be carried forward to offset future taxable income. The management determines it is more likely than not that part of deferred tax assets could not be utilized, so allowance was provided as of December 31, 2016 and 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptable bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $30,658,000 and $30,379,170 as of December 31, 2016 and 2015, respectively (See Note 16).

The outstanding trade acceptances to suppliers as of December 31, 2016 and 2015 were $nil and $110,996, respectively. These trade acceptances were non-interest bearing and mature within one year. No security deposit was needed.

14.	Short-term loans

As of December 31, 2016, the bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, the time deposits with a carrying amount of $151,083, the land use right with a carrying amount of $3,622,435, the building with a carrying amount of $11,854,452, respectively (See Note 16).

The loans as of December 31, 2016 were primarily obtained from four banks with interest rates ranging from 4.35% to 5.87% per annum. The interest expenses were $925,115 and $739,662 for the years ended December 31, 2016 and 2015, respectively.

The weighted average interest rate of short-term loans outstanding was 5.18% and 5.51% per annum as of December 31, 2016 and 2015, respectively.

15.	Non-financial institution borrowings

In 2016, the Company obtained borrowings from a third party non-financial institution and an individual, which were used for working capital and capital expenditure purposes. The borrowings are personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. For the year ended December 31, 2016, the Company paid $601,133 back to the third party non-financial institution.

The interest rate for both borrowings is 5.66% per annum, and the borrowings would be repaid anytime no later than August 31, 2017. The interest expenses were $157,740 for the year ended December 31, 2016.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans (See Note 14) and bank acceptance bills (See Note 13). The following tables summarize the unused lines of credit as of December 31, 2016 and 2015:

	December 31, 2016
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China (1)	7/11/2016	7/11/2019	12,590,290	1,444,934
China Everbright Bank Co., Ltd. (1)	12/28/2016	12/27/2017	7,194,452	7,194,452
Industrial and Commercial Bank of China (1)	7/1/2016	6/30/2017	7,194,452	4,316,671
China Minsheng Banking Corp., Ltd. (1)	11/1/2016	11/1/2017	3,597,226	287,778
Bank of China (1)	7/12/2016	7/12/2019	10,483,344	111
Industrial Bank Co., Ltd.(1)	10/28/2016	10/28/2017	7,194,452	2,409,882
Hua Xia Bank Co., Ltd. (2)	6/1/2016	6/1/2017	4,316,671	2,298,681
Bank of China (1)	7/25/2016	7/25/2019	3,837,041	124,892
Hongkong and Shanghai Banking Corporation Limited (1)	8/26/2016	7/15/2017	4,000,000	4,000,000
Total			60,407,928	22,077,401

	December 31, 2015
Lender	Starting date	Maturity date	Line of credit	Unused line of credit
			$	$
Bank of China (1)	7/13/2015	9/13/2016	13,762,455	4,707,595
Bank of China (1)	7/1/2015	6/30/2016	11,203,276	155,498
Ping An Bank Co., Ltd.	12/10/2015	12/9/2016	10,763,931	3,878,818
China Minsheng Banking Corp., Ltd. (1)	7/16/2015	7/16/2016	4,393,441	1,916,253
Industrial Bank Co., Ltd. (1)	7/15/2015	7/15/2016	9,226,227	7,079,785
China Everbright Bank Co., Ltd. (1)	6/232015	6/22/2016	7,688,523	3,647,289
Industrial and Commercial Bank of China (1)	10/1/2015	10/1/2016	7,688,523	4,613,113
Jiang Su Bank Co., Ltd.	11/4/2015	11/3/2016	2,306,557	995,703
Hongkong and Shanghai Banking Corporation Limited (1)	9/1/2015	7/15/2016	8,000,000	8,000,000
Total			75,032,933	34,994,054

(1)	The lines of credits are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.
(2)	The lines of credit is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.	Long-term loans

December 31,
2015
$
Long term loans from Bank of China	1,845,245
Less: current portion of long-term loans	1,845,245
Long-term loans, net of current portion	-

On January 13, 2012, the Company borrowed $8.0 million (RMB50 million) from Bank of China, which is guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. It is five-year long-term loan, with an annual interest rate of 5.23%, which was equal to 110% of the benchmark-lending rate of the People’s Bank of China (“PBOC”) as of December 31, 2015. Interest expenses are to be paid quarterly. It was repaid in full in 2016.

The interest expenses were $43,197 and $219,704 for the years ended December 31, 2016 and 2015, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.	Share-based compensation

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the "2008 Plan") was approved by the Company’s Board of Directors on October 29, 2008 and approved of the Company’s stockholders on December 11, 2008. The 2008 Plan has a ten-year term. The 2008 Plan reserves two million shares of common stock for issuance, subject to adjustment in the event of a recapitalization in accordance with the terms of the 2008 Plan.

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of December 31, 2016, 801,363 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	760,286	2.92	7.78

Granted	75,000	4.43	-
Exercised	(16,933)	2.63	-
Forfeited	(26,336)	2.63	-
Canceled	(5,091)	2.63	-
Outstanding, December 31, 2015	786,926	3.08	6.90
Exercisable, December 31, 2015	587,407	3.16	6.56

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.	Share-based compensation (continued)

Options Granted to Employees (continued)

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2016	786,926	3.08	6.90

Granted	190,000	2.66	-
Exercised	(13,312)	2.63	-
Forfeited	(41,678)	2.15	-
Canceled	(366,544)	3.47	-
Outstanding, December 31, 2016	555,392	2.70	7.39
Exercisable, December 31, 2016	381,392	2.76	6.67

Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2016 and December 31, 2015 was approximately $8,000 and $178,000, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was approximately $5,000 and $36,000, respectively. In 2016, the Company received $35,010 in cash from the exercise of stock options. In 2015, of the 16,933 shares exercised, 9,467 were withheld from the option holders to cover the exercise price of the awards being exercised.

During the year ended December 31, 2016, the Company granted options to purchase 190,000 shares to two employees at a weighted-average grant-date fair value of $2.66 per share. Four employees exercised their option to purchase 13,312 shares of the Company’s common stock. Thirteen employees resigned and their options to purchase a total of 41,678 shares of the Company’s common stock were forfeited. These employees had resigned with 386,920 shares vested, which if not exercised with 90 days after termination, will be cancelled. Of these vested shares 13,312 shares were exercised and 366,544 shares were cancelled in the period, and 7,064 were outstanding and exercisable as of December 31, 2016.

During the year ended December 31, 2015, the Company granted options to purchase 75,000 shares to two employees at a weighted-average grant-date fair value of $3.12 per share. Nine employees exercised their option to purchase 16,933 shares of the Company’s common stock. Six employees had resigned and their options to purchase a total of 26,336 shares of the Company’s common stock were forfeited. These employees had resigned with 20,166 shares vested, which if not exercised with 90 days after termination they will be cancelled. Of these vested shares 7,735 were exercised and 5,091 were cancelled in the period, and 7,340 were outstanding and exercisable as of December 31, 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.	Share-based compensation (continued)

Options Granted to Employees (continued)

The estimated fair value of share-based compensation to employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

For the years ended December 31,
	2016	2015
Dividend yield	-	-
Risk-free interest rate	1.21%-1.4%	1.54%-1.71%
Expected term (in years)	5-6.05	5.0-6.05
Volatility	76.98%-79.55%	78.57%-89.73%

Total Share-based Compensation Expense

As of December 31, 2016, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards held by employees was approximately $215,000, which the Company anticipates recognizing as a charge against income over a weighted average period of 2.09 years.

In connection with the grant of stock options to employees the Company recorded stock-based compensation charges in general and administrative expenses of $317,946 and $653,000, respectively, for the years ended December 31, 2016 and 2015. No stock-based compensation charges were recorded for non-employees for the years ended December 31, 2016 and 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2016 and 2015.

	For the years ended December 31,
	2016	2015
	$	$
Numerator:
Net income attributable to the Company	6,117,927	3,854,082

Denominator:
Weighted-average shares outstanding
- Basic	15,105,235	15,096,166
- Dilutive effects of equity incentive awards	8,679	190,030
- Diluted	15,113,914	15,286,196

Net income per share:
- Basic	0.41	0.26
- Diluted	0.40	0.25

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

555,392 shares of outstanding stock options with a total dilutive effect of 3,435 shares were included in the computation of diluted EPS for the year ended December 31, 2016. There were 740,001 warrants with a total dilutive effect of 5,244 shares were included in the computation of diluted EPS for the year ended December 31, 2016.

786,926 shares of outstanding stock options and 31,427 shares of forfeited or cancelled stock options with a total dilutive effect of 150,161 shares were included in the computation of diluted EPS for the year ended December 31, 2015. There were 740,001 warrants with a total dilutive effect of 39,869 shares were included in the computation of diluted EPS for the year ended December 31, 2015.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.	Warrant liability

In April 2014, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company sold 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock in a registered direct offering at a price of $5.05 per fixed combination for aggregate proceeds of $5.05 million.

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

The warrants were classified as a liability. The fair value of the warrants liability is re-measured at each reporting period. As of December 31, 2016 and 2015 the fair value of warrant liability was $259 and $140,549, respectively. For the years ended December 31, 2016 and 2015, the Company recognized a gain of $140,290 and $927,125, respectively, on the change in the fair value of the warrant liability.

The fair value of the warrants as of December 31, 2016 and 2015 were calculated using the Black-Scholes pricing model with the following assumptions:

	For the years ended December 31,
	2016	2015
Expected volatility	56.79%	79.85%
Risk-free interest rate	0.53%	0.56%
Expected term (in years)	0.30	1.30
Dividend rate	-	-

The movement of the warrant for the years ended December 31, 2016 and 2015 is as following:

	Warrants	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2015	500,001	6.33	2.3

Granted	-	-	-
Outstanding, December 31, 2015	500,001	6.33	1.3

Outstanding, January 1, 2016	500,001	6.33	1.3

Granted	-	-	-
Outstanding, December 31, 2016	500,001	6.33	0.3

The Company revalued the warrants utilizing a binomial model as of December 31, 2016 and 2015 with no material difference in the value.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

21.	Defined contribution plan

Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits (“the Benefits”) are provided to employees. Chinese labor regulations require that the PRC operating subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. Except for contributions made related to the Benefits, the Company has no legal obligation.

The total contributions made, which were expensed as incurred, were $1,614,299 and $1,868,879 for the years ended December 31, 2016 and 2015, respectively.

22.	Non-controlling interest

As of December 31, 2016 and 2015, non-controlling interest related to the 30% minority interest in GZ Highpower in the consolidated balance sheet was $329,343 and $853,483, respectively.

For the years ended December 31, 2016 and 2015, non-controlling interest related to GZ Highpower in the consolidated statements of operations was loss of $490,150 and $393,812, respectively.

23.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2017 to 2021, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of December 31, 2016 are as follows:

For the years ending December 31	$
2017	2,329,897
2018	2,033,393
2019	1,574,790
2020	920,280
2021	920,280
7,778,640

Rent expenses for the years ended December 31, 2016 and 2015 were $1,858,577 and $1,639,444, respectively.

Investment commitment

On June 30, 2016, the Company entered into the Equity Purchase Agreement with Yipeng and the shareholders. Up to the date of issuance of this consolidated financial statements, the Company postponed the second closing as a result of the unfulfilled contract conditions (See Note 10).

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

23.	Commitments and contingencies (continued)

Contingencies

On January 14, 2016, FirsTrust China, Ltd (“FirsTrust”) filed an amended complaint in the Delaware Chancery Court (amending its initial complaint filed February 25, 2015) naming Highpower as the defendant asserting a cause of action for breach of contract and conversion of stock, and seeking damages in the form of issuance of 150,000 shares or the value of such shares, plus interest thereon, attorneys’ fees and costs and expenses. On February 4, 2016, Highpower filed an answer, affirmative defenses and counterclaim against FirsTrust asserting claims for equitable rescission, declaratory relief and breach of contract, and seeking rescission of the contract, return of the 200,000 warrants and 150,000 shares of Highpower stock previously issued to FirsTrust, plus interest, attorneys’ fees and costs and expenses. On January 24, 2017, the court denied FirsTrust’s motion for judgment on the pleadings. The parties are continuing with pre-trial discovery, as well as settlement discussions. The Company believes that it has meritorious defenses and counterclaims and intends to defend and prosecute them vigorously.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	For the years ended December 31,
	2016	2015
	$	$
Net sales
Lithium Batteries	112,128,757	78,624,405
Ni-MH Batteries	57,211,657	64,566,252
New Materials	4,510,699	2,990,354
Total	173,851,113	146,181,011

Cost of Sales
Lithium Batteries	87,721,456	63,644,284
Ni-MH Batteries	43,163,019	50,842,135
New Materials	4,884,167	3,748,516
Total	135,768,642	118,234,935

Gross Profit
Lithium Batteries	24,407,301	14,980,121
Ni-MH Batteries	14,048,638	13,724,117
New Materials	(373,468)	(758,162)
Total	38,082,471	27,946,076

	December 31, 2016	December 31, 2015
	$	$
Total Assets
Lithium Batteries	115,116,508	82,006,317
Ni-MH Batteries	37,994,369	41,590,201
New Materials	10,220,873	10,607,966
Total	163,331,750	134,204,484

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

24.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers is set out as follows:

	For the years ended December 31,
	2016	2015
	$	$
Net sales
China mainland	101,459,371	68,201,408
Asia, others	43,764,963	43,547,384
Europe	17,958,060	26,101,398
North America	9,371,838	7,450,898
South America	759,472	499,669
Africa	284,692	190,489
Others	252,717	189,765
	173,851,113	146,181,011

	December 31,	December 31,
	2016	2015
	$	$
Accounts receivable
China mainland	29,663,633	23,832,388
Asia, others	10,441,358	6,443,781
Europe	3,875,979	5,324,389
North America	2,260,840	433,458
South America	26,610	-
Africa	378	55,240
Others	11,971	50,610
	46,280,769	36,139,866

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

25.	Related party balance and transaction

Related party balance

The outstanding amounts of Yipeng were as follows:

December 31, 2016
$
Accounts receivable	7,125,140
Other receivable (1)	392,110
Account due from Yipeng	7,517,250

Accounts payable (2)	1,516,557
Other payable (3)	5,756
Amount due to Yipeng	1,522,313

(1) Other receivable represented the difference between the transfer of equipment to Yipeng approximately $7.2 million and the capital injection in Yipeng by equipment approximately $6.8 million. The receivable will be settled in 2017.

(2) Accounts payable represented $1.3 million technical support fee and $0.2 million equipment rental fee to Yipeng.

(3) Other payable represented the rental security deposit received from Yipeng and will be returned when the rental contract is due in 2017.

Related party transaction

The details of the transactions with Yipeng were as follows:

Period from May 2, 2016 to December 31, 2016
$
Income:
Sales	9,345,285
Rental income	38,188

Expenses:
Technical support expenses	992,359
Equipment rental fees	246,143
Sales quantity deposit paid	751,416
Purchase	254

26.	Subsequent event

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

