Form 10-Q
period 2017-03-31
Highpower International, Inc.
filed 2017-05-10
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐     No ☒

The registrant had 15,293,415 shares of common stock, par value $0.0001 per share, outstanding as of May 10, 2017.

HIGHPOWER INTERNATIONAL, INC.

FORM10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31, 2017	December 31, 2016
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	20,036,278	9,324,393
Restricted cash	14,021,382	11,213,640
Accounts receivable, net	39,324,098	46,280,769
Amount due from Yipeng	7,420,500	7,517,250
Notes receivable	868,427	1,093,730
Prepayments and other receivables	7,536,315	6,899,872
Inventories	26,013,323	22,207,333

Total Current Assets	115,220,323	104,536,987

Property, plant and equipment, net	44,751,137	43,504,991
Land use right, net	3,631,897	3,622,435
Other assets	487,500	500,000
Deferred tax assets	1,366,041	1,477,761
Long-term investment	9,919,428	9,689,576

TOTAL ASSETS	175,376,326	163,331,750

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	44,170,801	49,463,901
Deferred income	884,134	761,491
Short-term loans	20,462,659	18,776,080
Non-financial institution borrowings	10,158,767	3,741,115
Notes payable	38,291,121	30,658,000
Amount due to Yipeng	1,728,203	1,522,313
Other payables and accrued liabilities	9,267,866	11,148,556
Income taxes payable	2,310,168	1,963,298

Total Current Liabilities	127,273,719	118,034,754

Warrant Liability	31,811	259

TOTAL LIABILITIES	127,305,530	118,035,013

COMMITMENTS AND CONTINGENCIES	-	-

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31, 2017	December 31, 2016
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock	-	-
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,176,252 shares issued and outstanding at March 31, 2017 and 15,114,991 shares issued and outstanding at December 31, 2016)	1,517	1,511
Additional paid-in capital	11,766,446	11,580,934
Statutory and other reserves	4,992,463	4,992,463
Retained earnings	31,801,717	29,266,068
Accumulated other comprehensive loss	(900,241)	(873,582)

Total equity attributable to the stockholders of Highpower International Inc.	47,661,902	44,967,394

Non-controlling interest	408,894	329,343

TOTAL EQUITY	48,070,796	45,296,737

TOTAL LIABILITIES AND EQUITY	175,376,326	163,331,750

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Net sales	41,866,848	29,097,055
Cost of sales	(31,932,014)	(23,220,016)
Gross profit	9,934,834	5,877,039

Research and development expenses	(1,813,930)	(1,622,883)
Selling and distribution expenses	(1,638,313)	(1,535,036)
General and administrative expenses	(3,058,562)	(3,069,714)
Foreign currency transaction loss	(313,878)	(90,436)
Total operating expenses	(6,824,683)	(6,318,069)

Income (loss) from operations	3,110,151	(441,030)

Changes in fair value of warrant liability	(31,552)	119,469
Other income	578,093	155,928
Equity in earnings of investee	146,932	-
Interest expenses	(603,317)	(274,992)
Income (loss) before taxes	3,200,307	(440,625)

Income taxes expenses	(587,765)	(35,504)
Net income (loss)	2,612,542	(476,129)

Less: net income (loss) attributable to non-controlling interest	76,893	(133,521)
Net income (loss) attributable to the Company	2,535,649	(342,608)

Comprehensive income (loss)
Net income (loss)	2,612,542	(476,129)
Foreign currency translation (loss) gain	(24,001)	250,146
Comprehensive income (loss)	2,588,541	(225,983)

Less: comprehensive income (loss) attributable to non-controlling interest	79,551	(128,822)
Comprehensive income (loss) attributable to the Company	2,508,990	(97,161)

Earnings (loss) per share of common stock attributable to the Company
- Basic	0.17	(0.02)
- Diluted	0.17	(0.02)

Weighted average number of common stock outstanding
- Basic	15,119,693	15,101,679
- Diluted	15,299,029	15,101,679

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income (loss)	2,612,542	(476,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,274,334	1,256,379
Allowance for doubtful accounts	5,015	-
Loss on disposal of property, plant and equipment	3,262	52,218
Deferred income tax expense	124,548	127,117
Equity in earnings of investee	(146,932)	-
Share based compensation	24,401	110,710
Changes in fair value of warrant liability	31,552	(119,469)
Changes in operating assets and liabilities:
Accounts receivable	7,314,824	6,287,966
Notes receivable	235,222	(25,833)
Prepayments and other receivables	(485,520)	(662,473)
Amount due from Yipeng	161,693	-
Amount due to Yipeng	193,240	-
Inventories	(3,623,242)	(566,489)
Accounts payable	(5,111,874)	(2,600,952)
Deferred income	116,359	-
Other payables and accrued liabilities	(1,977,117)	544,018
Income taxes payable	330,735	89,225
Net cash flows provided by operating activities	1,083,042	4,016,288

Cash flows from investing activities
Acquisitions of plant and equipment	(2,873,489)	(1,059,030)
Net cash flows used in investing activities	(2,873,489)	(1,059,030)

Cash flows from financing activities
Proceeds from short-term loans	2,910,418	1,457,726
Repayment of short-term loans	(1,381,758)	-
Repayment of long-term loans	-	(460,335)
Proceeds from non-financial institution borrowings	8,726,892	-
Repayment of non-financial institution borrowings	(2,327,171)	-
Proceeds from notes payable	20,467,907	9,482,054
Repayment of notes payable	(13,081,781)	(14,956,180)
Proceeds from exercise of employee options	68,519	-
Change in restricted cash	(2,717,434)	2,463,747
Net cash flows provided by (used in) financing activities	12,665,592	(2,012,988)
Effect of foreign currency translation on cash	(163,260)	(44,328)
Net increase in cash	10,711,885	899,942
Cash - beginning of period	9,324,393	5,849,967
Cash - end of period	20,036,278	6,749,909

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	132,481	73,396
Interest expenses	583,720	274,992
Non-cash transactions
Offset of deferred income related to government grant and property, plant and equipment	-	20,892

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

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of March 31, 2017, its consolidated results of operations and cash flows for the three months ended March 31, 2017 and 2016, as applicable, have been made. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017 or any future periods.

Concentrations of credit risk

No customer accounted for 10% or more of total sales during the three months ended March 31, 2017 and 2016.

One supplier accounted for 10.5% and 14.4% of the total purchase amount during the three months ended March 31, 2017 and 2016, respectively.

No customer accounted for 10% or more of the accounts receivable as of March 31, 2017 and December 31, 2016.

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

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary. As of March 31, 2017, management believes no impairment charge is necessary.

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

The Company’s reporting currency is US$. Assets and liabilities of HKHTC and the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in accumulated other comprehensive income (loss).

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash, restricted cash, trade and other receivables, deposits, trade and other payables and bank borrowings, approximate their fair value due to the short-term maturity of such instruments.

Warrant Liability

For warrants that are not indexed to the Company’s stock, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive income. The warrant liability is recognized in the balance sheet at the fair value (level 3). The fair value of these warrants have been determined using the Black-Scholes pricing mode. The Black-Scholes pricing model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. The Company revalued the warrants utilizing a binomial model as of March 31, 2017 and December 31, 2016, respectively, with no material difference in the value.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20).

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

During 2016, the Company made significant progress toward its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures. The Company has established a cross-functional implementation team on assessment on the five-step model of the new standard to its revenue contracts. The adoption of this guidance is not expected to have a material effect on our result of operations, financial position or liquidity. Management has not yet selected a transition method. The Company is continuing to evaluate the impact of these ASUs primarily to determine the transition method to utilize at adoption and the additional disclosures required.

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

3.	Accounts receivable, net

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$
Accounts receivable	42,506,750	49,460,347
Less: allowance for doubtful accounts	3,182,652	3,179,578
	39,324,098	46,280,769

4.	Inventories

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$
Raw materials	9,489,822	6,492,755
Work in progress	6,204,685	4,878,856
Finished goods	10,051,640	10,608,180
Packing materials	31,089	21,083
Consumables	236,087	206,459
	26,013,323	22,207,333

5.	Property, plant and equipment, net

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$
Cost
Construction in progress	707,475	715,188
Furniture, fixtures and office equipment	4,186,787	4,025,635
Leasehold improvement	6,254,397	5,865,909
Machinery and equipment	28,662,328	27,526,572
Motor vehicles	1,548,735	1,496,628
Buildings	22,045,007	21,797,158
	63,404,729	61,427,090
Less: accumulated depreciation	18,653,592	17,922,099
	44,751,137	43,504,991

The Company recorded depreciation expenses of $1,240,126 and $1,220,977 for the three months ended March 31, 2017 and 2016, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

5.	Property, plant and equipment, net (continued)

During the year ended December 31, 2016, the Company deducted deferred income related to government grants of $229,951 in calculating the carrying amount of property, plant and equipment.

The real estate properties and buildings in Huizhou and Ganzhou have been pledged as collateral for short-term loans and bank acceptance bills drawn under certain lines of credit as of March 31, 2017 and December 31, 2016. The real estate properties and buildings in Shenzhen have been pledged as collateral for short-term loans under certain lines of credit as of March 31, 2017 and December 31, 2016 (Note 9).

6.	Long-term investment

On June 30, 2016, the Company entered into an Equity Transfer and Capital Increase and Supplementary Agreements (collectively, the “2016 Equity Purchase Agreement”) with Huizhou Yipeng Energy Technology Co. Ltd. ("Yipeng") and its shareholders. As of March 31, 2017 and December 31, 2016, the Company has invested an aggregate of RMB65.0 million (approximately $9.4 million) in exchange for 35.4% of the equity interest of Yipeng, which was recorded under the equity method (Note 13).

The equity in earnings of investee was $146,932 for the three months ended March 31, 2017.

7.	Taxation

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

In China, the companies granted with National High-tech Enterprise (“NHTE”) status enjoy 15% income tax rate. This status needs to be renewed every three years. If these subsidiaries fail to renew NHTE status, they will be subject to income tax at a rate of 25% after the expiration of NHTE status. All the PRC subsidiaries received NHTE status and enjoy 15% income tax rate for calendar year 2017 and 2016.

The components of the provision for income taxes expenses are:

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Current	463,217	162,621
Deferred	124,548	(127,117)
Total income taxes expenses	587,765	35,504

The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income tax expense is as follows:

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Income (loss) before tax	3,200,307	(440,625)

Provision for income taxes at applicable income tax rate	803,332	(103,599)
Effect of preferential tax rate	(391,843)	(23,670)
Non-deductible expenses	16,547	17,620
Change in valuation allowance	159,729	145,153
Effective enterprise income taxes expenses	587,765	35,504

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Taxation (continued)

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$
Tax loss carry-forward	4,316,470	4,274,881
Allowance for doubtful receivables	122,980	121,932
Impairment for inventory	116,960	98,276
Difference for sales cut-off	4,174	14,245
Deferred income	132,620	114,224
Property, plant and equipment subsidized by government grant	463,613	468,313
Impairment for property, plant and equipment	57,812	76,248
Total gross deferred tax assets	5,214,629	5,168,119
Valuation allowance	(3,848,588)	(3,690,358)
Total net deferred tax assets	1,366,041	1,477,761

The deferred tax assets arising from net operating losses will expire from 2018 through 2021 if not utilized.

Valuation allowance was provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards and others, which can be carried forward to offset future taxable income. The management determines it is more likely than not that part of deferred tax assets could not be utilized, so allowance was provided as of March 31, 2017 and December 31, 2016.

8.	Notes payable

Notes payable presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $38,291,121 and $30,658,000 as of March 31, 2017 and December 31, 2016, respectively.

9.	Short-term loans

As of March 31, 2017 and December 31, 2016, the bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, the time deposits with a carrying amount of $152,382 and $151,083, land use right with a carrying amount of $3,631,897 and $3,622,435, and the buildings with carrying amount of $11,877,015 and $11,854,452, respectively.

The loans as of March 31, 2017 were primarily obtained from four banks with interest rates ranging from 4.35% to 5.66% per annum. The loans as of December 31, 2016 were primarily obtained from four banks with interest rates ranging from 4.35% to 5.87% per annum. The interest expenses were $259,837 and $207,108 for the three months ended March 31, 2017 and 2016, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

10.	Non-financial institution borrowings

In April 2016, the Company obtained borrowings amount of RMB20 million ($2,902,505) from a third party non-financial institution and repaid RMB4 million ($580,501) and RMB16 million ($2,322,004) in October 2016 and March 2017, respectively. In May 2016 and January 2017, the Company obtained borrowings amount of RMB10 million ($1,451,252) and RMB60 million ($8,707,515), respectively from an individual that can be repaid anytime no later than August 31, 2017 and January 10, 2018.

The above borrowings were used for working capital and capital expenditure purposes, and personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The interest rate for the borrowings is 5.66% per annum. The interest expenses of above borrowings was $143,518 and $nil for the three months ended March 31, 2017 and 2016, respectively.

11.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net income (loss) attributable to the Company	2,535,649	(342,608)

Denominator:
Weighted-average shares outstanding
- Basic	15,119,693	15,101,679
- Dilutive effects of equity incentive awards	179,336	-
- Diluted	15,299,029	15,101,679

Net income (loss) per share:
- Basic	0.17	(0.02)
- Diluted	0.17	(0.02)

For the three months ended March 31, 2017, 685,001 options and warrants were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the ordinary shares. Due to the loss for three months ended March 31, 2016, 1,716,927 options and warrants were excluded from the calculation of diluted earnings (loss) per common share, because the effect would be anti-dilutive.

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

The total contributions made, which were expensed as incurred, were $504,520 and $335,558 for the three months ended March 31, 2017 and 2016, respectively.

13.	Commitments and contingencies

Investment commitment

Pursuant to the terms of the 2016 Equity Purchase Agreement (Note 6), prior to November 5, 2016, provided that Yipeng has been approved to be listed in the catalogue of Industrial Standards of Auto Mobile Power Battery Cell (the “Catalogue”) prior to October 31, 2016, the Company will pay approximately $2.8 million in cash and transfer equipment worth approximately $5.0 million in exchange for an additional 14.6% of the shares of Yipeng as a second closing. The investment commitment was subsequently canceled on May 5, 2017 (Note 16).

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

The reportable segments are components of the Company that offer different products and are separately managed, with separate financial information available that is separately evaluated regularly by the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, in determining the performance of the business. The Company categorizes its business into three reportable segments, namely (i) Lithium Business; (ii) Ni-MH Batteries and Accessories; and (iii) New Materials.

The descriptions of the reportable segments have been extended from Lithium Batteries and Ni-MH Batteries to Lithium Business and Ni-MH Batteries and Accessories, respectively. Lithium Business mainly consists of lithium batteries, power storage system and power source solutions. Ni-MH Batteries and Accessories mainly consists of Ni-MH rechargeable batteries, sized batteries in blister packing as well as chargers and battery packs. Prior to the quarter ended March 31, 2017, the sales of products except for the batteries in the two reporting segments were de minimis.

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments were set out as follows:

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Net sales
Lithium Business	27,490,494	15,314,945
Ni-MH Batteries and Accessories	12,527,313	12,856,325
New Materials	1,849,041	925,785
Total	41,866,848	29,097,055

Cost of Sales
Lithium Business	21,639,869	12,507,331
Ni-MH Batteries and Accessories	9,188,390	9,605,806
New Materials	1,103,755	1,106,879
Total	31,932,014	23,220,016

Gross Profit
Lithium Business	5,850,625	2,807,614
Ni-MH Batteries and Accessories	3,338,923	3,250,519
New Materials	745,286	(181,094)
Total	9,934,834	5,877,039

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$
Total Assets
Lithium Business	118,876,152	115,116,508
Ni-MH Batteries and Accessories	45,390,325	37,994,369
New Materials	11,109,849	10,220,873
Total	175,376,326	163,331,750

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

14.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers were set out as follows:

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Net sales
China Mainland	22,161,592	8,529,079
Asia, others	13,695,558	11,980,367
Europe	4,852,730	6,315,779
North America	1,058,132	1,634,146
South America	61,737	464,897
Africa	-	24,033
Others	37,099	148,754
	41,866,848	29,097,055

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$
Accounts receivable
China Mainland	25,976,406	29,663,633
Asia, others	10,095,997	10,441,358
Europe	3,191,001	3,875,979
North America	41,890	2,260,840
South America	56	26,610
Africa	-	378
Others	18,748	11,971
	39,324,098	46,280,769

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

15.	Related party balance and transaction

Related party balance

The outstanding amounts of Yipeng were as follow:

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$
Accounts receivable	7,394,195	7,125,140
Other receivable	26,305	392,110
Account due from Yipeng	7,420,500	7,517,250

Accounts payable (1)	1,722,398	1,516,557
Other payable	5,805	5,756
Amount due to Yipeng	1,728,203	1,522,313

(1)	Accounts payable represented $1.3 million and $1.3 million technical support fee and $0.4 million and $0.2 milion equipment rental fee to Yipeng as of March 31, 2017 and December 31, 2016, respectively.

Related party transaction

The details of the transactions with Yipeng were as follows:

Three months ended March 31,2017
(Unaudited)
$
Income:
Sales	624,323
Rental income	11,299

Expenses:
Equipment rental fees	162,302

16.	Subsequent event

On May 5, 2017, the Company entered into an Agreement for Equity Transfer and Capital Increase ("Equity Transfer Agreement") with a third party to sell 29.58% equity interest in Yipeng for RMB71.0 million (approximately $10.3 million) in cash. Pursuant to the terms of the Equity Transfer Agreement, Yipeng will issue to the same third party new equity for RMB60.0 million (collectively, the "Transaction"). The Transaction is expected to be closed in June 2017. After the Transaction, the Company's equity ownership in Yipeng will decrease from 35.4% to 4.654%, and the Company will lose the ability to exercise significant influence over Yipeng and discontinue the use of equity method accounting. The Company is evaluating the gain (loss) in connection with this Transaction.

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no other subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with SEC on March 28, 2017 (the “Annual Report”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov . Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

In the first quarter of 2017, despite the negative foreign exchange rate translation impact, Highpower’s overall revenue increased 43.9% compared to the comparable period in 2016. The main driver was our lithium business, which increased by $12.2 million, or 79.5%, in the first quarter of 2017 compared to the comparable period in 2016.

Considering the booming demand in the China xEV market, the increasing demand from power storage system, smart wearable, smart phone, notebook, as well as our product reputation, we believe our lithium business growth is still in the fast track for coming quarters.

The descriptions of the reportable segments have been extended from Lithium Batteries and Ni-MH Batteries to Lithium Business and Ni-MH Batteries and Accessories, respectively. Lithium Business mainly consists of lithium batteries, power storage system and power source solutions. Ni-MH Batteries and Accessories mainly consists of Ni-MH rechargeable batteries, sized batteries in blister packing as well as chargers and battery packs. Prior to the quarter ended March 31, 2017, the sales of products except for the batteries in the two reporting segments were de minimis.

Ni-MH revenue was slightly down in the first quarter of 2017 compared to the comparable period in 2016, which was in line with the whole industry trend.

Our recycling business increased by $0.9 million, or 99.7%, in the first quarter of 2017 compared to the comparable period in 2016. Considering the technology and market difference between the recycling and battery businesses, we may consider engaging a leading company in China that specializes in this area as a strategic partner for GZ Highpower.

In the first quarter of 2017, net income attributable to the Company increased by $2.9 million compared to the comparable period in 2016. This mainly comes from expanding our business scale and continuous improvement of our labor efficiency.

The main challenge for us in 2017 will be price fluctuation in the raw materials used in our products. Due to the fast growth of the lithium battery industry, some key raw material prices, especially cobalt, increased significantly in the first quarter of 2017. Though we maintain a strong and cost competitive supply chain, we believe it is critical to balance the selling price and our customer’s expectations.

Critical Accounting Policies

See note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three months ended March 31, 2017 and 2016, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations

(in thousands)

	Three months ended March 31,
	2017		2016
	(Unaudited)		(Unaudited)
	$		$
Net Sales	41,867	100.0%	29,097	100.0%
Cost of Sales	(31,932)	(76.3)%	(23,220)	(79.8)%
Gross profit	9,935	23.7%	5,877	20.2%

Research and development expenses	(1,814)	(4.3)%	(1,623)	(5.6)%
Selling and distribution expenses	(1,638)	(3.9)%	(1,535)	(5.3)%
General and administrative expenses	(3,059)	(7.3)%	(3,070)	(10.5)%
Foreign currency transaction loss	(314)	(0.8)%	(90)	(0.3)%
Income (loss) from operations	3,110	7.4%	(441)	(1.5)%

Changes in fair value of warrant liability	(32)	(0.1)%	119	0.4%
Other income	578	1.4%	156	0.5%
Equity in earnings of investee	147	0.4%	-	-
Interest expenses	(603)	(1.5)%	(275)	(0.9)%
Income (loss) before tax	3,200	7.6%	(441)	(1.5)%

Income tax expenses	(587)	(1.4)%	(36)	(0.1)%
Net income (loss)	2,613	6.2%	(477)	(1.6)%

Less: net income (loss) attributable to non-controlling interest	77	0.2%	(134)	(0.5)%
Net income (loss) attributable to the company	2,536	6.1%	(343)	(1.2)%

Three months ended March 31, 2017 and 2016

Net sales

Net sales for the three months ended March 31, 2017 were $41.9 million compared to $29.1 million for the three months ended March 31, 2016, an increase of $12.8 million, or 43.9%. The increase was mainly due to a $12.2 million increase in net sales of our Lithium business. The increase in the number of lithium batteries units sold in the first quarter of 2017 was primarily attributable to the substantial growth in smart wearable devices, digital products and handheld devices such as smart phones, tablets and notebooks.

Cost of sales

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $31.9 million for the three months ended March 31, 2017, as compared to $23.2 million for the comparable period in 2016. The increase was mainly due to the increase in volume of sales of our Lithium business partly offset by improvement in our labor efficiency.

Gross profit

Gross profit for the three months ended March 31, 2017 was $9.9 million, or 23.7% of net sales, compared to $5.9 million, or 20.2% of net sales for the comparable period in 2016. This increase was attributed to the product mix and improvement in our labor efficiency.

Research and development

Research and development expenses were $1.8 million, or 4.3% of net sales, for the three months ended March 31, 2017, as compared to $1.6 million, or 5.6% of net sales for the comparable period in 2016. This increase was primarily due to more research and development on Lithium battery technology.

Selling and distribution expenses

Selling and distribution expenses were $1.6 million, or 3.9% of net sales, for the three months ended March 31, 2017 compared to $1.5 million, or 5.3% of net sales, for the comparable period in 2016. The decrease of percent of net sales was attributable to optimization of our customer base.

General and administrative expenses

General and administrative expenses were $3.1 million, or 7.3% of net sales, for the three months ended March 31, 2017, compared to $3.1 million, or 10.5% of net sales, for the comparable period in 2016.

Foreign currency transaction loss

We experienced a loss of $313,878 for the three months ended March 31, 2017 and a loss of $90,436 for the three months ended March 31, 2016 on the exchange rate difference between the US$ and the RMB. The loss in exchange rate difference was due to the influence of the RMB relative to the US$ over the respective periods.

Interest expenses

Interest expenses were $0.6 million for the three months ended March 31, 2017, as compared to $0.3 million for the comparable period in 2016. The increase was mainly due to the increase of non-financial borrowings and short-term bank loans.

Other income

Other income, which consists of government grants and sundry income, was approximately $0.6 million for the three months ended March 31, 2017, as compared to approximately $0.2 million for the comparable period in 2016, an increase of $0.4 million. The increase was mainly due to the increase of income from government subsidies.

Equity in earnings of investee

Equity in earnings of a related party (Yipeng) was approximately $0.1 million for the three months ended March 31, 2017.

Changes in fair value of warrant liability

Changes in fair value of warrant liability was a loss of $31,552 for the three months ended March 31, 2017, as compared to a gain of $119,469, for the comparable period in 2016. It represented the fair value change of 500,001 shares of warrants issued on April 17, 2014.

Income tax expense

During the three months ended March 31, 2017, we recorded provision for income tax expense of $587,765 million as compared to income tax expense of $35,504 for the comparable period in 2016.

Net income

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2017 was $2,535,649, compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $342,608 for the comparable period in 2016.

Liquidity and Capital Resources

We had cash of approximately $20.0 million as of March 31, 2017, as compared to $9.3 million as of December 31, 2016.

To provide liquidity and flexibility in funding our operations, we borrow funds under bank facilities and other external sources of financing. As of March 31, 2017, we had lines of credit with eight financial institutions aggregating $71.1 million. The maturities of these facilities vary from 2017 to 2019. The facilities are subject to regular review and approval. Certain of these banking facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the banking facilities. As of March 31, 2017, we had utilized approximately $56.3 million under such general credit facilities and had available unused credit facilities of $14.8 million.

For the three months ended March 31, 2017, net cash provided by operating activities was approximately $1.1 million, as compared to $4.0 million provided by operating activities for the comparable period in 2016. The net cash decrease of $2.9 million provided by operating activities is primarily attributable to an increase of $2.5 million in outflow from accounts payable.

Net cash used in investing activities was $2.9 million for the three months ended March 31, 2017 compared to $1.1 million for the comparable period in 2016. The net increase of $1.8 million of cash used in investing activities was attributable to an increase of $1.8 million in cash outflow from acquisition of plant and equipment.

Net cash provided by financing activities was $12.7 million during the three months ended March 31, 2017, as compared to $2.0 million used in financing activities for the comparable period in 2016. The net increase of $14.7 million in net cash provided by financing activities was primarily attributable to an increase of $11.0 million in proceeds from notes payable and an increase of $1.5 million in proceeds from short-term bank loans.

For the three months ended March 31, 2017 and 2016, our inventory turnover was 5.3 times and 4.8 times, respectively. The average days outstanding of our accounts receivable at March 31, 2017 was 92 days, as compared to 85 days at December 31, 2016. Inventory turnover and average days outstanding of accounts receivable are key operating measures that management relies on to monitor our business.

The accounts receivable and inventory turnover ratios have critical influence on the working capital. We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials, work-in-process and finished goods inventory on hand to ensure timely delivery of our products to customers. We use two methods to support our working capital needs: (i) paying our suppliers under payment terms ranging from 60 to 120 days; and (ii) using short-term bank loans. Upon receiving payment for our accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient operating capital.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017, or is reasonably likely to materially affect, our internal control over financial reporting.

PartII. Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described herein and in our Annual Report on Form 10-K as filed with the SEC on March 28, 2017 and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Sale of Yipeng Equity

On May 5, 2017, the Company entered into an Agreement for Equity Transfer and Capital Increase (“Equity Transfer Agreement”) whereby the Company will sell 29.58% equity interest in Yipeng to a third party for RMB 71.0 million (approximately $10.3 million) in cash. Pursuant to the terms of the Equity Transfer Agreement, Yipeng will also issue to the same third party new equity for RMB 60.0 million. The equity transfer is expected to close in June 2017. The equity held by the parties will have co-sale rights.

As previously reported, on June 30, 2016, the Company had entered into a purchase agreement with Yipeng and its shareholders whereby, on August 10, 2016, the Company purchased equity, that also had certain shareholder rights, in Yipeng. The Company also agreed to purchase additional equity if certain conditions were satisfied by Yipeng, which did not occur. As of March 31, 2017, the Company had invested an aggregate of RMB 65.0 million (approximately $9.4 million) in exchange for 35.4% of the equity interest of Yipeng. However, as a result of the 2017 Equity Transfer Agreement and additional third party investment, Highpower’s equity ownership in Yipeng will decrease from 35.4% to 4.654%. The terms of the 2016 purchase agreement were canceled. The Company expects to continue to be a supplier to Yipeng.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K.

Working Capital Loan Contract between SZ Highpower and Bank of China, Buji Sub-branch

On February 16, 2017, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000 ($1,451) to be used by SZ Highpower to purchase raw materials. The term of the loan is 10 months from the first withdrawal date. SZ Highpower must withdraw in 30 days from February 16, 2017, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan. The balance of loan was $1,451 as of March 31, 2017.

The following constitute events of default under the loan contracts: failure to comply with repayment obligations under the agreement or any affiliated credit lines contract; failure to use borrowed funds according to the specified purposes; any statement made by SZ Highpower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional or replacement guarantor as required by the loan agreement; significant business difficulties or risks, deterioration of financial indicators, including credit, profitability, operating ability, cash flow or losses of assets, or other financial crisis; breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of SZ Highpower or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect SZ Highpower’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of SZ Highpower or a guarantor after the bank’s annual review of SZ Highpower’s financial position and performance; failure to provide the relevant documentation acceptable to Bank of China about abnormal large capital inflows and outflows in capital recovery account; or being in violation of other rights and obligations under the affiliated specific credit line contract.

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

Credit Contract between SZ Highpower and Ping An Bank Co., Ltd. Shenzhen Branch

On March 17, 2017, SZ Highpower entered into a comprehensive credit line contract with Ping An Bank Co., Ltd. Shenzhen Branch, which provides for a revolving line of credit of up to RMB70,000,000 (US$10,158,767). SZ Highpower may withdraw the loan, from time to time as needed, on or before March 16, 2018. The loan is guaranteed by SZ Springpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of used facility was $5,515,049 as of March 31, 2017.

The following constitute events of default under the loan contracts: SZ Highpower changes the method of payment under the contract; SZ Highpower’s failure to timely repay the principal, interest and other payable under the contract; SZ Highpower’s failure to use the loan proceeds for the prescribed purposes; SZ Highpower’s violation of any statement, warranty and commitment with the bank; SZ Highpower’s violation of any other obligations in the contract; SZ Highpower’s concealment of true important information; SZ Highpower or a guarantor’s evasion of bank debts on purpose through related party transactions or otherwise; SZ Highpower or a guarantor’s transfer of property or use of assets to avoid debts by way of gratis, unreasonably-low priced transactions or for other improper means; SZ Highpower’s use of false contracts and arrangements sighed with any other third party to get funds or credit from the bank, including but not limited to pledge or discount of the notes receivable and other claims without actual trading background; SZ Highpower or a guarantor’s violation of any other contract (including but not limited to credit contract, loan contract and guarantee contract) signed with the bank or other banks or issuance of any bonds; the guarantor’s violation of the guarantee contract (including but not limited to guarantee contract, mortgage contract and pledge contract) or occurrence of any breach of the guarantee contract, or the guarantee contract is in vain or cancelled; there is obvious reduction or loss of the guaranty value, or dispute about the ownership of the guaranty, or the guaranty is sealed up, detained, frozen, deducted, detained or sold by auction; the occurrence of a merger, split, acquisition, reorganization, equity transfer, increase in debt financing or any other major event involving SZ Highpower that the bank believes might affect the safety of the loans; SZ Highpower or a guarantor’s business term has expired within the credit line period, and SZ Highpower or a guarantor fails to handle the procedures for renewal.

Upon the occurrence of an event of default, the bank may: temporarily suspend or permanently terminate SZ Highpower’s credit limit in whole or in part; announce the immediate maturity of all or part of the credit under the contract and request the payment of part or all the principal, interest and expenses immediately; request overdue interest from SZ Highpower caused by the default; request SZ Highpower to keep cash deposit for paying undue acceptance, L/G, L/C or other credit business; request SZ Highpower to provide new guarantee measures accepted by the bank; deduct the sum in SZ Highpower or a guarantor’s account at the bank to discharge all or part of the liabilities of the bank without prior consent by the bank; require the guarantors to undertake the guarantee responsibility; take a legal action to collect the debts, fees and other losses from SZ Highpower by judicial procedure.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Working Capital Loan Contract dated February 16, 2017, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.2	Comprehensive Credit Line Contract dated March 17, 2017, between Shenzhen Highpower Technology Co., Ltd. and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English).

10.2(a)	Maximum Guarantee Contract between Dang Yu Pan and Ping An Bank Co., Ltd., Shenzhen Branch (translated to English).

10.2(b)	Maximum Guarantee Contract between Huizhou Highpower Technology Company, Limited. and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English).

10.2(c)	Maximum Guarantee Contract between Springpower Technology (Shenzhen) Company, Limited and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: May 10, 2017		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Sunny Pan
	By:	Sunny Pan
	Its:	Chief Financial Officer (principal financial and accounting officer)

