Form 10-Q
period 2017-06-30
Highpower International, Inc.
filed 2017-08-10
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The registrant had 15,358,676 shares of common stock, par value $0.0001 per share, outstanding as of August 10, 2017.

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED June 30, 2017

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30, 2017	December 31, 2016
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	19,325,657	9,324,393
Restricted cash	15,918,318	11,213,640
Accounts receivable, net	42,737,207	46,280,769
Amount due from Yipeng	2,465,325	7,517,250
Notes receivable	2,192,197	1,093,730
Prepayments and other receivables	10,922,029	6,899,872
Inventories	32,488,267	22,207,333

Total Current Assets	126,049,000	104,536,987

Property, plant and equipment, net	46,167,556	43,504,991
Land use right, net	3,670,645	3,622,435
Other assets	475,000	500,000
Deferred tax assets	1,248,226	1,477,761
Long-term investment	10,540,473	9,689,576

TOTAL ASSETS	188,150,900	163,331,750

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	49,132,387	49,463,901
Deferred income	892,154	761,491
Short-term loans	19,329,517	18,776,080
Non-financial institution borrowings	11,804,285	3,741,115
Notes payable	41,373,724	30,658,000
Amount due to Yipeng	62,204	1,522,313
Other payables and accrued liabilities	9,249,029	11,148,556
Income taxes payable	1,782,786	1,963,298

Total Current Liabilities	133,626,086	118,034,754

Warrant Liability	-	259

TOTAL LIABILITIES	133,626,086	118,035,013

COMMITMENTS AND CONTINGENCIES	-	-

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30, 2017	December 31, 2016
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock	-	-
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,356,560 shares issued and outstanding at June 30, 2017 and 15,114,991 shares issued and outstanding at December 31, 2016)	1,536	1,511
Additional paid-in capital	12,249,531	11,580,934
Statutory and other reserves	4,992,463	4,992,463
Retained earnings	36,172,954	29,266,068
Accumulated other comprehensive income (loss)	600,641	(873,582)

Total equity attributable to the stockholders of Highpower International Inc.	54,017,125	44,967,394

Non-controlling interest	507,689	329,343

TOTAL EQUITY	54,524,814	45,296,737

TOTAL LIABILITIES AND EQUITY	188,150,900	163,331,750

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	51,699,930	36,732,310	93,566,778	65,829,365
Cost of sales	(39,628,164)	(29,088,639)	(71,560,178)	(52,308,655)
Gross profit	12,071,766	7,643,671	22,006,600	13,520,710

Research and development expenses	(2,137,286)	(2,035,886)	(3,951,216)	(3,658,769)
Selling and distribution expenses	(1,722,910)	(1,539,395)	(3,361,223)	(3,074,431)
General and administrative expenses	(3,016,401)	(3,248,899)	(6,074,963)	(6,318,613)
Foreign currency transaction (loss) gain	(514,624)	600,313	(828,502)	509,877
Total operating expenses	(7,391,221)	(6,223,867)	(14,215,904)	(12,541,936)

Income from operations	4,680,545	1,419,804	7,790,696	978,774

Changes in fair value of warrant liability	31,811	7,077	259	126,546
Other income	276,365	1,055,947	854,458	1,211,875
Equity in (loss) earnings of investee	(41,607)	-	105,325	-
Gain on dilution in equity method investee	491,325	-	491,325	-
Interest expenses	(380,531)	(435,402)	(983,848)	(710,394)
Income before taxes	5,057,908	2,047,426	8,258,215	1,606,801

Income taxes expenses	(595,708)	(174,313)	(1,183,473)	(209,817)
Net income	4,462,200	1,873,113	7,074,742	1,396,984

Less: net income (loss) attributable to non-controlling interest	90,963	(178,669)	167,856	(312,190)
Net income attributable to the Company	4,371,237	2,051,782	6,906,886	1,709,174

Comprehensive income (loss)
Net income	4,462,200	1,873,113	7,074,742	1,396,984
Foreign currency translation gain (loss)	1,508,714	(1,964,424)	1,484,713	(1,714,278)
Comprehensive income (loss)	5,970,914	(91,311)	8,559,455	(317,294)

Less: comprehensive income (loss) attributable to non-controlling interest	98,795	(197,060)	178,346	(325,882)
Comprehensive income attributable to the Company	5,872,119	105,749	8,381,109	8,588

Earnings per share of common stock attributable to the Company
- Basic	0.29	0.14	0.45	0.11
- Diluted	0.28	0.14	0.45	0.11

Weighted average number of common stock outstanding
- Basic	15,317,101	15,101,679	15,218,820	15,101,679
- Diluted	15,479,357	15,102,877	15,304,773	15,103,886

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Six months ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	7,074,742	1,396,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,429,982	2,486,196
Allowance for doubtful accounts	17,994	4,837
Loss on disposal of property, plant and equipment	25,218	95,368
Deferred income tax	263,673	(64,671)
Equity in earnings of investee	(105,325)	-
Gain on dilution in equity method investee	(491,325)	-
Share based compensation	44,815	205,969
Changes in fair value of warrant liability	(259)	(126,546)
Changes in operating assets and liabilities:
Accounts receivable	4,390,991	3,216,097
Notes receivable	(1,057,366)	1,051,486
Prepayments and other receivables	(3,799,960)	(770,029)
Amount due from Yipeng	5,178,499	(2,187,784)
Amount due to Yipeng	(1,480,335)	774,545
Inventories	(9,595,161)	(1,735,486)
Accounts payable	(494,812)	(2,843,233)
Deferred income	109,892	(75,912)
Other payables and accrued liabilities	(2,145,295)	349,026
Income taxes payable	(227,668)	(499,161)
Net cash flows provided by operating activities	138,300	1,277,686

Cash flows from investing activities
Acquisitions of plant and equipment	(5,199,130)	(4,415,690)
Proceeds from investment	-	(764,409)
Net cash flows used in investing activities	(5,199,130)	(5,180,099)

Cash flows from financing activities
Proceeds from short-term loans	2,916,017	1,452,377
Repayment of short-term loans	(2,841,696)	-
Repayment of long-term loans	-	(917,291)
Proceeds from non-financial institution borrowings	10,200,959	4,586,455
Repayment of non-financial institution borrowings	(2,331,648)	-
Proceeds from notes payable	40,861,835	29,485,540
Repayment of notes payable	(31,049,819)	(30,313,965)
Proceeds from exercise of employee options	623,806	-
Change in restricted cash	(4,364,417)	1,531,837
Net cash flows provided by financing activities	14,015,037	5,824,953
Effect of foreign currency translation on cash	1,047,057	(973,532)
Net increase in cash	10,001,264	949,008
Cash - beginning of period	9,324,393	5,849,967
Cash - end of period	19,325,657	6,798,975

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	1,147,467	773,650
Interest expenses	948,831	710,394
Non-cash transactions
Offset of deferred income related to government grant and property, plant and equipment	85,571	26,988

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

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial informtion, the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of June 30, 2017, its consolidated results of operations for the three and six months ended June 30, 2017 and cash flows for the six months ended June 30, 2017, as applicable, have been made. Operating results for the three and six months period ended June 30, 2017 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017 or any future periods.

Concentrations of credit risk

No customer accounted for 10% or more of total sales during the three and six months ended June 30, 2017 and 2016.

No supplier accounted for 10% or more of the total purchase amount during the three and six months ended June 30, 2017 and 2016.

No customer accounted for 10% or more of the accounts receivable as of June 30, 2017 and December 31, 2016.

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

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary. As of June 30, 2017, management believes no impairment charge is necessary.

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

Warrant Liability

For warrants that are not indexed to the Company’s stock, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive income. The warrant liability is recognized in the balance sheet at the fair value (level 3). The fair value of these warrants have been determined using the Black-Scholes pricing mode. The Black-Scholes pricing model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. The Company revalued the warrants utilizing a binomial model as of December 31, 2016 with no material difference in the value. The warrants expired on April 17, 2017.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). In 2017, the FASB issued Accounting Standards Update (ASU) 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which was originally issued in ASU 2014-09. The amendments in this Update require that an entity to initially measure a retained non-controlling interest in a nonfinancial asset at fair value consistent with a how a retained non-controlling interest in a business is measured.

During 2016, the Company made significant progress toward its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures. The Company has established a cross-functional implementation team on assessment on the five-step model of the new standard to its revenue contracts. The adoption of this guidance is not expected to have a material effect on our result of operations, financial position or liquidity. Management currently anticipates using the modified retrospective method as of January 1, 2018.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

3.	Accounts receivable, net

	June 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Accounts receivable	45,925,897	49,460,347
Less: allowance for doubtful accounts	3,188,690	3,179,578
	42,737,207	46,280,769

4.	Inventories

	June 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Raw materials	10,902,993	6,492,755
Work in progress	7,923,532	4,878,856
Finished goods	13,386,334	10,608,180
Packing materials	25,857	21,083
Consumables	249,551	206,459
	32,488,267	22,207,333

5.	Property, plant and equipment, net

	June 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Cost
Construction in progress	814,911	715,188
Furniture, fixtures and office equipment	4,615,273	4,025,635
Leasehold improvement	6,458,733	5,865,909
Machinery and equipment	30,313,242	27,526,572
Motor vehicles	1,573,570	1,496,628
Buildings	22,419,779	21,797,158
	66,195,508	61,427,090
Less: accumulated depreciation	20,027,952	17,922,099
	46,167,556	43,504,991

The Company recorded depreciation expenses of $2,361,482 and $2,415,561 for the six months ended June 30, 2017 and 2016, respectively, and $1,121,356 and $1,194,584 for the three months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, the Company deducted deferred income related to government grants of $86,643 on the carrying amount of property, plant and equipment. During the year ended December 31, 2016, the Company deducted deferred income related to government grants of $229,951 in calculating the carrying amount of property, plant and equipment.

The real estate properties and buildings in Huizhou and Ganzhou have been pledged as collateral for short-term loans and bank acceptance bills drawn under certain lines of credit as of June 30, 2017 and December 31, 2016. The real estate properties and buildings in Shenzhen have been pledged as collateral for short-term loans as of June 30, 2017 and December 31, 2016 (Note 9).

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

6.	Long-term investment

On June 30, 2016, the Company entered into an Equity Transfer and Capital Increase and Supplementary Agreements (collectively, the “2016 Equity Purchase Agreement”) with Huizhou Yipeng Energy Technology Co. Ltd. ("Yipeng") and its shareholders. As of December 31, 2016, the Company has invested an aggregate of RMB65.0 million (approximately $9.6 million) in exchange for 35.4% of the equity interest of Yipeng, which was recorded under the equity method.

On May 5, 2017, the Company entered into an Agreement for Equity Transfer and Capital Increase (“Equity Transfer Agreement”) with a third party, Xiamen Jiupai Yuanjiang New Power Equity Investment Partnership ("New Power"). Pursuant to the terms of the Equity Transfer Agreement, the Company will sell 25,145,834 shares in Yipeng to New Power for RMB71.0 million (the "Consideration", approximately $10.5 million) in cash and New Power will invest RMB60 million for a 20% equity interest in Yipeng (collectively, the “Transaction”). After the Transaction, the Company’s equity ownership in Yipeng will decrease from 35.4% to 4.654%, and the Company will lose the ability to exercise significant influence over Yipeng and discontinue the use of equity method accounting.

On June 8, 2017, Yipeng completed the business registration on equity issuance to New Power for RMB60.0 million. As of June 30, 2017, the Company held 28.32% of the equity interest of Yipeng, which was recorded under the equity method. The Company recognized gain on dilution in equity method investee of $491,325 for the three months ended June 30, 2017 in connection with the additional equity issuance of Yipeng to New Power. On July 27, 2017, the Company received the Consideration from New Power for the sales of 25,145,834 shares in Yipeng (Note 16).

The equity in loss of investee was $41,607 for the three months ended June 30, 2017. The equity in earnings of investee was $105,325 for the six months ended June 30, 2017.

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

In China, the companies granted with National High-tech Enterprise (“NHTE”) status enjoy 15% income tax rate. This status needs to be renewed every three years. If these subsidiaries fail to renew NHTE status, they will be subject to income tax at a rate of 25% after the expiration of NHTE status. All the PRC subsidiaries received NHTE status and enjoy 15% income tax rate for calendar year 2016.

SZ Highpower, ICON and GZ Highpower received the NHTE in 2014 and has reapplied for NHTE status in the second quarter of 2017. If SZ Highpower, ICON and GZ Highpower fail to obtain the approval in 2017, SZ Highpower, ICON and GZ Highpower will be subject to income tax at a rate of 25% starting for calendar year 2017.

HZ HTC received NHTE status in 2015 and SZ Springpower received NHTE status in 2016. As a result, HZ HTC and SZ Springpower are entitled to a preferential enterprise income tax rate of 15% for calendar year 2017.

The components of the provision for income taxes expenses are:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	456,583	111,867	919,800	274,488
Deferred	139,125	62,446	263,673	(64,671)
Total income tax expenses	595,708	174,313	1,183,473	209,817

The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income tax expense is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	5,057,908	2,047,426	8,258,215	1,606,801

Provision for income taxes at applicable income tax rate	1,267,859	512,993	2,071,191	409,393
Effect of preferential tax rate	(397,140)	(116,208)	(788,983)	(139,878)
R&D expenses eligible for super deduction	(442,939)	(555,531)	(442,939)	(555,531)
Non-deductible expenses	17,448	96,716	33,995	114,336
Change in valuation allowance	150,480	236,343	310,209	381,497
Effective enterprise income taxes expenses	595,708	174,313	1,183,473	209,817

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Taxation (continued)

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	June 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Tax loss carry-forward	4,330,451	4,274,881
Allowance for doubtful receivables	125,037	121,932
Impairment for inventory	119,315	98,276
Difference for sales cut-off	731	14,245
Deferred income	133,823	114,224
Property, plant and equipment subsidized by government grant	475,064	468,313
Impairment for property, plant and equipment	58,779	76,248
Total gross deferred tax assets	5,243,200	5,168,119
Valuation allowance	(3,994,974)	(3,690,358)
Total net deferred tax assets	1,248,226	1,477,761

The deferred tax assets arising from net operating losses will expire from 2018 through 2021 if not utilized.

Valuation allowance was provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards and others, which can be carried forward to offset future taxable income. The management determines it is more likely than not that part of deferred tax assets could not be utilized, so allowance was provided as of June 30, 2017 and December 31, 2016.

8.	Notes payable

Notes payable presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $41,373,724 and $30,658,000 as of June 30, 2017 and December 31, 2016, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

9.	Short-term loans

As of June 30, 2017 and December 31, 2016, the bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, the time deposits with a carrying amount of $154,931 and $151,083, land use right with a carrying amount of $3,670,645 and $3,622,435, and the buildings with carrying amount of $11,995,138 and $11,854,452, respectively.

The loans as of June 30, 2017 were primarily obtained from three banks with interest rates ranging from 4.35% to 5.655% per annum. The loans as of December 31, 2016 were primarily obtained from four banks with interest rates ranging from 4.35% to 5.87% per annum, respectively. The interest expenses were $537,156 and $422,593 for the six months ended June 30, 2017 and 2016, respectively. The interest expenses were $277,319 and $215,485 for the three months ended June 30, 2017 and 2016, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

10.	Non-financial institution borrowings

In April 2016, the Company obtained borrowings in an amount of RMB20 million ($2,951,071) from a third party non-financial institution and repaid RMB4 million ($590,214) and RMB16 million ($2,360,857) in October 2016 and March 2017, respectively.

In May 2016 and January 2017, the Company obtained borrowings in an amount of RMB10 million ($1,475,536) and RMB60 million ($8,853,214) from a third party individual that can be repaid anytime and no later than August 31, 2017 and January 10, 2018, respectively. The borrowings were used for working capital and capital expenditure purposes, and personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The interest rate for the borrowings is 5.66% per annum.

In May 2017, the Company obtained borrowings in an amount of RMB10 million ($1,475,536) from a third party non-financial institution that can be repaid anytime and no later than December 31, 2019. The borrowing was personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The interest rate for the borrowings is 5.655% per annum.

The interest expense of the above borrowings was $297,753 and $32,905 for the six months ended June 30, 2017 and 2016, respectively. The interest expense of the above borrowings was $154,235 and $32,905 for the three months ended June 30, 2017 and 2016, respectively.

11.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	4,371,237	2,051,782	6,906,886	1,709,174

Denominator:
Weighted-average shares outstanding
- Basic	15,317,101	15,101,679	15,218,820	15,101,679
- Dilutive effects of equity incentive awards	162,256	1,198	85,953	2,207
- Diluted	15,479,357	15,102,877	15,304,773	15,103,886

Net income per share:
- Basic	0.29	0.14	0.45	0.11
- Diluted	0.28	0.14	0.45	0.11

685,001 and 540,001 options and warrants were not included in the computation of diluted earnings per share for the six months and three months ended June 30, 2017, respectively, and 1,701,927 options and warrants were not included in the computation of diluted earnings per share for the six months and three months ended June 30, 2016, respectively, because the options’ exercise price was greater than the average market price of the ordinary shares.

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

The total contributions made, which were expensed as incurred, were $1,125,097 and $754,663 for the six months ended June 30, 2017 and 2016, respectively, and $620,577 and $419,105 for the three months ended June 30, 2017 and 2016, respectively.

13.	Commitments and contingencies

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

The descriptions of the reportable segments have been extended from Lithium Batteries and Ni-MH Batteries to Lithium Business and Ni-MH Batteries and Accessories, respectively. Lithium Business mainly consists of lithium batteries, power storage system and power source solutions. Ni-MH Batteries and Accessories mainly consists of Ni-MH rechargeable batteries, sized batteries in blister packing as well as chargers and battery packs. Prior to the six months ended June 30, 2017, the sales of products except for the batteries in the two reporting segments were insignificant.

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments were set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Lithium Business	37,009,048	23,666,887	64,499,542	38,981,832
Ni-MH Batteries and Accessories	11,783,901	11,972,810	24,311,214	24,829,135
New Materials	2,906,981	1,092,613	4,756,022	2,018,398
Total	51,699,930	36,732,310	93,566,778	65,829,365

Cost of Sales
Lithium Business	28,310,375	18,857,605	49,950,244	31,364,936
Ni-MH Batteries and Accessories	9,013,125	8,869,549	18,201,515	18,475,355
New Materials	2,304,664	1,361,485	3,408,419	2,468,364
Total	39,628,164	29,088,639	71,560,178	52,308,655

Gross Profit
Lithium Business	8,698,673	4,809,282	14,549,298	7,616,896
Ni-MH Batteries and Accessories	2,770,776	3,103,261	6,109,699	6,353,780
New Materials	602,317	(268,872)	1,347,603	(449,966)
Total	12,071,766	7,643,671	22,006,600	13,520,710

	June 30	December 31,
	2017	2016
	(Unaudited)
	$	$
Total Assets
Lithium Business	129,591,163	115,116,508
Ni-MH Batteries and Accessories	46,881,968	37,994,369
New Materials	11,677,769	10,220,873
Total	188,150,900	163,331,750

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

14.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers were set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China Mainland	32,086,138	28,855,932	54,247,730	37,385,011
Asia, others	12,092,612	6,295,056	25,788,170	18,275,423
Europe	3,612,677	208,548	8,465,407	6,524,327
North America	3,604,935	1,285,688	4,663,067	2,919,834
South America	205,549	14,074	267,286	478,971
Africa	55,567	25,968	55,567	50,001
Others	42,452	47,044	79,551	195,798
	51,699,930	36,732,310	93,566,778	65,829,365

	June 30	December 31,
	2017	2016
	(Unaudited)
	$	$
Accounts receivable
China Mainland	29,275,047	29,663,633
Asia, others	10,496,258	10,441,358
Europe	2,507,947	3,875,979
North America	423,027	2,260,840
South America	15,803	26,610
Africa	378	378
Others	18,747	11,971
	42,737,207	46,280,769

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

15.	Related party balance and transaction

Related party balance

The outstanding amounts of Yipeng were as follow:

	June 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Accounts receivable	2,457,684	7,125,140
Other receivable	7,641	392,110
Account due from Yipeng	2,465,325	7,517,250

Accounts payable (1)	54,884	1,516,557
Other payable	7,320	5,756
Amount due to Yipeng	62,204	1,522,313

(1)	Accounts payable represented $nil and $1.3 million technical support fee and $54,884 and $0.2 million equipment rental fee to Yipeng as of June 30, 2017 and December 31, 2016, respectively.

Related party transaction

The details of the transactions with Yipeng were as follows:

	Three months ended June 30, 2017	Six months ended June 30, 2017	Period from May 2,2016 to June 30,2016
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Income:
Sales	1,422,533	2,046,856	1,264,934
Rental income	7,012	18,311	-

Expenses:
Equipment rental fees	162,927	325,229	-

16.	Subsequent event

Pursuant to the terms of the Equity Transfer Agreement (Note 6), on July 27, 2017, the Company received the Consideration from New Power, and the Company’s equity ownership in Yipeng decreased to 4.654% accordingly. The Company would recognize gain on sales for approximately $1.6 million in connection with the sales of its shares.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

During the three months ended June 30, 2017, Highpower’s overall revenue increased 40.7% compared to the comparable period in 2016. The main driver was our lithium business, which increased by $13.3 million, or 56.4%, for the three months ended June 30, 2017 compared to the comparable period in 2016.

Considering the booming demand in the China xEV market, the increasing demand from power storage system, smart wearable, smart phone, notebook, as well as our product reputation, we believe our lithium business growth is still in the fast track for coming quarters.

The descriptions of the reportable segments have been extended from Lithium Batteries and Ni-MH Batteries to Lithium Business and Ni-MH Batteries and Accessories, respectively. Lithium Business mainly consists of lithium batteries, power storage system and power source solutions. Ni-MH Batteries and Accessories mainly consists of Ni-MH rechargeable batteries, sized batteries in blister packing as well as chargers and battery packs. Prior to the quarter ended June 30, 2017, the sales of products except for the batteries in the two reporting segments were insignificant.

Ni-MH revenue was slightly down for the three months ended June 30, 2017 compared to the comparable period in 2016, which was in line with the whole industry trend.

Our recycling business increased by $1.8 million, or 166.1%, for the three months ended June 30, 2017 compared to the comparable period in 2016. Considering the technology and market difference between the recycling and battery businesses, we may consider engaging a leading company in China that specializes in this area as a strategic partner for GZ Highpower.

The main challenge for us in 2017 will be price fluctuation in the raw materials used in our products. Due to the fast growth of the lithium battery industry, some key raw material prices, especially cobalt, increased significantly in the first half year of 2017. Though we maintain a strong and cost competitive supply chain, we believe it is critical to balance the selling price and our customers’ expectations.

Critical Accounting Policies

See note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three and six months ended June 30, 2017 and 2016, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations

(in thousands)

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	$	%	$	%	$	%	$	%
Net Sales	51,700	100.0%	36,732	100.0%	93,567	100.0%	65,829	100.0%
Cost of Sales	(39,628)	(76.7%)	(29,089)	(79.2%)	(71,560)	(76.5%)	(52,308)	(79.5%)
Gross profit	12,072	23.3%	7,643	20.8%	22,007	23.5%	13,521	20.5%

Research and development expenses	(2,137)	(4.1%)	(2,036)	(5.5%)	(3,951)	(4.2%)	(3,659)	(5.6%)
Selling and distribution expenses	(1,723)	(3.3%)	(1,539)	(4.2%)	(3,361)	(3.6%)	(3,074)	(4.7%)
General and administrative expenses	(3,016)	(5.8%)	(3,249)	(8.8%)	(6,075)	(6.5%)	(6,319)	(9.6%)
Foreign currency transaction (loss) gain	(515)	(1.0%)	600	1.6%	(829)	(0.9%)	510	0.8%
Income from operations	4,681	9.1%	1,419	3.9%	7,791	8.3%	979	1.5%

Changes in fair value of warrant liability	32	0.1%	7	0.0%	0	0.0%	127	0.2%
Other income	277	0.5%	1,056	2.9%	855	0.9%	1,211	1.8%
Equity in (loss) earnings of investee	(42)	(0.1%)	-	-	105	0.1%	-	-
Gain on dilution in equity method investee	491	1.0%	-	-	491	0.5%	-	-
Interest expenses	(381)	(0.7%)	(435)	(1.2%)	(984)	(1.1%)	(710)	(1.1%)
Income before taxes	5,058	9.8%	2,047	5.6%	8,258	8.8%	1,607	2.4%

Income tax expenses	(596)	(1.2%)	(174)	(0.5%)	(1,183)	(1.3%)	(210)	(0.3%)
Net income	4,462	8.6%	1,873	5.1%	7,075	7.6%	1,397	2.1%

Less: net income (loss) attributable to non-controlling interest	91	0.2%	(179)	(0.5%)	168	0.2%	(312)	(0.5%)
Net income attributable to the company	4,371	8.5%	2,052	5.6%	6,907	7.4%	1,709	2.6%

A table reconciling earnings before interest, income tax, depreciation and amortization (“EBITDA”), a non-GAAP financial measure, to the appropriate GAAP measure is included with the Company's financial information below. EBITDA was derived by taking earnings before interest expense (net), taxes, depreciation and amortization. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with U.S. GAAP. The Company believes this non-GAAP measure is useful to investors as it provides a basis for evaluating the Company's operating results in the ordinary course of its operations. This non-GAAP measure is not based on any comprehensive set of accounting rules or principles. The Company believes that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with its results of operations as determined in accordance with U.S. GAAP and that these measures should only be used to evaluate the Company's results of operations in conjunction with, and not in lieu of, the corresponding GAAP measures.

Reconciliation of Net Income to EBITDA

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net income attributable to the Company	4,371,237	2,051,782	6,906,886	1,709,174

Interest expenses	380,531	435,402	983,848	710,394
Income taxes expenses	595,708	174,313	1,183,473	209,817
Depreciation and Amortization	1,155,648	1,229,817	2,429,982	2,486,196

EBITDA	6,503,124	3,891,314	11,504,189	5,115,581

Three months ended June 30, 2017 and 2016

Net sales

Net sales for the three months ended June 30, 2017 were $51.7 million compared to $36.7 million for the comparable period in 2016, an increase of $15.0 million, or 40.7%. The increase was mainly due to a $13.3 million increase in net sales of our Lithium business. The increase in the number of lithium batteries units sold for the three months ended June 30, 2017 was primarily attributable to the substantial growth in portable power station, digital products, smart wearable devices and notebooks.

Cost of sales

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $39.6 million for the three months ended June 30, 2017, compared to $29.1 million for the comparable period in 2016. The increase was mainly due to the increase in volume of sales of our Lithium business partly offset by improvement in our labor efficiency.

Gross profit

Gross profit for the three months ended June 30, 2017 was $12.1 million, or 23.3% of net sales, compared to $7.6 million, or 20.8% of net sales for the comparable period in 2016. This increase was attributed to the product mix and business scale efficiency.

Research and development expenses

Research and development expenses were $2.1 million, or 4.1% of net sales, for the three months ended June 30, 2017, compared to $2.0 million, or 5.5% of net sales, for the comparable period in 2016.

Selling and distribution expenses

Selling and distribution expenses were $1.7 million, or 3.3% of net sales, for the three months ended June 30, 2017, compared to $1.5 million, or 4.2% of net sales, for the comparable period in 2016. The decrease of percent of net sales was attributable to optimization of our customer base.

General and administrative expenses

General and administrative expenses were $3.0 million, or 5.8% of net sales, for the three months ended June 30, 2017, compared to $3.2 million, or 8.8% of net sales, for the comparable period in 2016.

Foreign currency transaction (loss) gain

We experienced a loss of $514,624 for the three months ended June 30, 2017 and a gain of $600,313 for the comparable period in 2016 on the exchange rate difference between the US$ and the RMB. The loss in exchange rate difference was due to the influence of the RMB relative to the US$ over the respective periods.

Interest expenses

Interest expenses were $380,531 for the three months ended June 30, 2017, compared to $435,402 for the comparable period in 2016.

Other income

Other income, which consists of government grants and sundry income, was approximately $276,365 for the three months ended June 30, 2017, compared to approximately $1.1 million for the comparable period in 2016, a decrease of $0.8 million.

Equity in loss of investee

Equity in loss of an equity method investee (Yipeng) was $41,607 for the three months ended June 30, 2017.

Gain on dilution in equity method investee

Gain on dilution in equity method investee, which was due to the equity issuance of equity method investee (Yipeng) to a third party, was $491,325 for the three months ended June 30, 2017.

Changes in fair value of warrant liability

Changes in fair value of warrant liability were a gain of $31,811 for the three months ended June 30, 2017, compared to $7,077 for the comparable period in 2016. It represented the fair value change of 500,001 shares of warrants issued on April 17, 2014, which have been expired in April 2017.

Income tax expenses

During the three months ended June 30, 2017, we recorded provision for income tax expense of $595,708 compared to $174,313 for the comparable period in 2016.

Net income

Net income attributable to the Company (excluding net income attributable to non-controlling interest) for the three months ended June 30, 2017 was $4.4 million, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $2.1 million for the comparable period in 2016.

EBITDA

EBITDA for the three months ended June 30, 2017 were $6.5 million compare to $3.9 million for the comparable period in 2016, an increase of $2.6 million, or 67.1%.

Six months ended June 30, 2017 and 2016

Net sales

Net sales for the six months ended June 30, 2017 were $93.6 million compared to $65.8 million for comparable period in 2016, an increase of $27.8 million, or 42.1%. The increase was mainly due to a $25.5 million increase in net sales of our Lithium business. The increase in the number of lithium batteries units sold for the six months ended June 30, 2017 was primarily attributable to the substantial growth in portable power station, digital products, smart wearable devices and notebooks.

Cost of sales

Cost of sales mainly consists of nickel, cobalt, lithium derived materials, labor, and overhead. Costs of sales were $71.6 million for the six months ended June 30, 2017, compared to $52.3 million for the comparable period in 2016. The increase was mainly due to the increase in volume of sales of our Lithium business partly offset by improvement in our labor efficiency.

Gross profit

Gross profit for the six months ended June 30, 2017 was $22.0 million, or 23.5% of net sales, compared to $13.5 million, or 20.5% of net sales for the comparable period in 2016. This increase was attributed to the product mix and business scale efficiency.

Research and development expenses

Research and development expenses were $4.0 million, or 4.2% of net sales, for the six months ended June 30, 2017, compared to $3.7 million, or 5.6% of net sales for the comparable period in 2016.

Selling and distribution expenses

Selling and distribution expenses were $3.4 million, or 3.6% of net sales, for the six months ended June 30 2017, compared to $3.1 million, or 4.7% of net sales, for the comparable period in 2016. The decrease of percent of net sales was attributable to optimization of our customer base.

General and administrative expenses

General and administrative expenses were $6.1 million, or 6.5% of net sales, for the six months ended June 30, 2017, compared to $6.3 million, or 9.6% of net sales, for the comparable period in 2016.

Foreign currency transaction (loss) gain

We experienced a loss of $828,502 for the six months ended June 30, 2017 and a gain of $509,877 for the six months ended June 30, 2016 on the exchange rate difference between the US$ and the RMB. The loss in exchange rate difference was due to the influence of the RMB relative to the US$ over the respective periods.

Interest expenses

Interest expenses were $983,848 for the six months ended June 30, 2017, compared to $710,394 for the comparable period in 2016. The increase was mainly due to the increase of non-financial borrowings and discount charge.

Other income

Other income, which consists of government grants and sundry income, was approximately $0.9 million for the six months ended June 30, 2017, compared to approximately $1.2 million for the comparable period in 2016.

Equity in earnings of investee

Equity in earnings of an equity method investee (Yipeng) was approximately $105,325 for the six months ended June 30, 2017.

Gain on dilution in equity method investee

Gain on dilution in equity method investee, which was due to the equity issuance of equity method investee (Yipeng) to a third party, was $491,325 for the six months ended June 30, 2017.

Changes in fair value of warrant liability

Changes in fair value of warrant liability were a gain of $259 for the six months ended June 30, 2017, compared to $126,546 for the comparable period in 2016. It represented the fair value change of 500,001 shares of warrants issued on April 17, 2014, which have been expired in April 2017.

Income tax expenses

During the six months ended June 30, 2017, we recorded provision for income tax expense of $1.2 million compared to $209,817 for the comparable period in 2016.

Net income

Net income attributable to the Company (excluding net income attributable to non-controlling interest) for the six months ended June 30, 2017 was $6.9 million, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $1.7 million for the comparable period in 2016.

EBITDA

EBITDA for the six months ended June 30, 2017 were $11.5 million compare to $5.1 million for the comparable period in 2016, an increase of $6.4 million, or 124.9%.

Liquidity and Capital Resources

We had cash of approximately $19.3 million as of June 30, 2017, compared to $9.3 million as of December 31, 2016.

To provide liquidity and flexibility in funding our operations, we borrow funds under bank facilities and other external sources of financing. As of June 30, 2017, we had lines of credit with seven financial institutions aggregating $64.1 million. The maturities of these facilities vary from 2017 to 2019. The facilities are subject to regular review and approval. Certain of these bank facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the bank facilities. As of June 30, 2017, we had utilized approximately $49.7 million under such general credit facilities and had available unused credit facilities of $14.4 million.

Net cash provided by operating activities was approximately $138,300 for the six months ended June, 30, 2017, compared to $1.3 million for the comparable period in 2016. The net cash decrease of $1.1 million provided by operating activities is primarily attributable to an increase of $7.9 million in cash outflow from Inventories, an increase of $2.1 million in cash outflow from notes receivable, an increase of $7.4 million in cash inflow from amount due from Yipeng, and an increase of $1.2 million in cash inflow from accounts receivable.

Net cash used in investing activities was $5.2 million for the six months ended June 30, 2017 and 2016.

Net cash provided by financing activities was $14.0 million for the six months ended June 30, 2017, compared to $5.8 million for the comparable period in 2016. The net increase of $8.2 million in net cash provided by financing activities was primarily attributable to an increase of $11.4 million in cash inflow from proceeds from notes payable and an increase of $2.8 million in cash outflow from repayment of short-term loans.

Our inventory turnover was 5.2 times and 5.3 times for the six months ended June 30, 2017 and 2016, respectively. The average days outstanding of our accounts receivable was 86 days at June 30, 2017, compared to 85 days at December 31, 2016. Inventory turnover and average days outstanding of accounts receivable are key operating measures that management relies on to monitor our business.

The accounts receivable and inventory turnover ratios have critical influence on the working capital. We provide our major customers with payment terms ranging from End of Month 30 to 90 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials, work-in-process and finished goods inventory on hand to ensure timely delivery of our products to customers. We use two methods to support our working capital needs: (i) paying our suppliers under payment terms ranging from 60 to 120 days; and (ii) using short-term bank loans. Upon receiving payment for our accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient operating capital.

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

(b) Changes in Internal Control over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016 and quarterly reports on Form 10-Q for a description of litigation and claims

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 28, 2017 and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Credit Contract Between SZ Springpower and Bank of Jiangsu, Shenzhen Sub-branch

On May 18, 2017, SZ Springpower entered into a comprehensive credit line contract with the Bank of Jiangsu, Shenzhen Sub-branch, which provides for a revolving line of credit of up to RMB15,000,000 ($2,213,303). SZ Springpower may withdraw the loan, from time to time as needed, on or before April 19, 2018. The loan is guaranteed by ICON, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The used facility was $1,472,289 as of June 30, 2017 which was used for bank acceptance.

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

Borrowing agreement between Shenzhen Highpower Technology Co., Ltd. and a non-financial institution

On May 20, 2017, SZ Highpower entered into a borrowing agreement with a non-financial institution (Lender) providing for an aggregate loan of RMB20,000,000 ($2,951,071). SZ Highpower must pay back the loans before the maturity day on December 31, 2019. The interest rate is 5.655%, which equals to 130% of one year’s benchmark-lending rate of the People’s Bank of China (“PBOC”).The loan is guaranteed by the Company’s Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,475,536 as of June 30, 2017.

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

Closing of Sale of Yipeng Equity

On July 27, 2017, pursuant to the terms of an Agreement for Equity Transfer and Capital Increase entered into on May 5, 2017, the Company consummated its sale of equity ownership in Yipeng to New Power and received consideration of RMB71.0 million (approximately $10.5 million). As a result of the equity transfer and Yipeng’s additional issuance of equity, the Company’s equity ownership in Yipeng decreased from 35.4% to 4.654%.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Loan Agreement dated May 20, 2017, between Shenzhen Highpower Technology Co., Ltd., Shenzhen PowTech New Power Co., Ltd., and Dang Yu Pan, as guarantor. (translated to English)

10.2	Maximum Amount Comprehensive Credit Line Contract dated April 20, 2017, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.2(a)	Maximum Amount Personal Joint Responsibility Guarantee between Dang Yu Pan and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.2(b)	Maximum Amount Guarantee Contract between Huizhou Highpower Technology Company, Limited. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.2(c)	Maximum Amount Guarantee Contract between Shenzhen Highpower Technology Company, Limited. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.2(d)	Maximum Amount Guarantee Contract between Icon Energy System (Shenzhen) Company, Limited. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.3	Agreement for Equity Transfer and Capital Increase dated May 5, 2017 between Xiamen Jiupai Yuanjiang New Power Equity Investment Funds Partnership (Limited Partnership) and Huizhou Yipeng Energy Technology Co Ltd. and its shareholders (translated to English).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: August 10, 2017		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Sunny Pan
	By:	Sunny Pan
	Its:	Chief Financial Officer (principal financial and accounting officer)

