Form 10-Q
period 2017-09-30
Highpower International, Inc.
filed 2017-11-14
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

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

The registrant had 15,509,658 shares of common stock, par value $0.0001 per share, outstanding as of November 14, 2017.

HIGHPOWER INTERNATIONAL, INC.

FORM10-Q

 FOR THE QUARTERLY PERIOD ENDED September 30, 2017

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30, 2017	December 31, 2016
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	11,904,511	9,324,393
Restricted cash	20,905,411	11,213,640
Accounts receivable, net	56,313,941	46,280,769
Amount due from Yipeng	-	7,517,250
Notes receivable	6,805,932	1,093,730
Prepayments and other receivables	16,175,372	6,899,872
Inventories	35,216,303	22,207,333

Total Current Assets	147,321,470	104,536,987

Property, plant and equipment, net	49,789,095	43,504,991
Land use right, net	3,718,804	3,622,435
Other assets	462,500	500,000
Deferred tax assets	1,386,829	1,477,761
Long-term investment	1,765,499	9,689,576

TOTAL ASSETS	204,444,197	163,331,750

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	59,937,145	49,463,901
Deferred income	807,792	761,491
Short-term loans	10,609,112	18,776,080
Non-financial institution borrowings	10,527,424	3,741,115
Notes payable	46,124,404	30,658,000
Foreign currency derivatives liabilities	169,958	-
Amount due to Yipeng	-	1,522,313
Other payables and accrued liabilities	13,061,886	11,148,556
Income taxes payable	2,212,145	1,963,298

Total Current Liabilities	143,449,866	118,034,754

Warrant Liability	-	259

TOTAL LIABILITIES	143,449,866	118,035,013

COMMITMENTS AND CONTINGENCIES	-	-

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30 2017	December 31, 2016
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock	-	-
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,476,000 shares issued and outstanding at September 30, 2017 and 15,114,991 shares issued and outstanding at December 31, 2016)	1,547	1,511
Additional paid-in capital	12,307,205	11,580,934
Statutory and other reserves	4,992,463	4,992,463
Retained earnings	41,197,147	29,266,068
Accumulated other comprehensive income (loss)	1,848,819	(873,582)

Total equity attributable to the stockholders of Highpower International Inc.	60,347,181	44,967,394

Non-controlling interest	647,150	329,343

TOTAL EQUITY	60,994,331	45,296,737

TOTAL LIABILITIES AND EQUITY	204,444,197	163,331,750

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	71,405,560	54,142,916	164,972,338	119,972,281
Cost of sales	(57,845,224)	(40,475,820)	(129,405,402)	(92,784,475)
Gross profit	13,560,336	13,667,096	35,566,936	27,187,806

Research and development expenses	(2,433,928)	(3,029,628)	(6,385,144)	(6,688,397)
Selling and distribution expenses	(1,859,762)	(1,881,277)	(5,220,985)	(4,955,708)
General and administrative expenses	(3,959,731)	(5,935,907)	(10,034,694)	(12,254,520)
Foreign currency transaction (loss) gain	(816,593)	126,732	(1,645,095)	636,609
Loss on derivative instruments	(146,481)	-	(146,481)	-
Total operating expenses	(9,216,495)	(10,720,080)	(23,432,399)	(23,262,016)

Income from operations	4,343,841	2,947,016	12,134,537	3,925,790

Changes in fair value of warrant liability	-	(11,150)	259	115,396
Other income	94,775	505,928	949,233	1,717,803
Equity in earnings of investee	1,087	218,903	106,412	218,903
Gain on dilution in equity method investee	5,071	-	496,396	-
Gain on sales of long-term investment	1,664,377	-	1,664,377	-
Interest income (expenses)	57,663	(341,520)	(926,185)	(1,051,914)
Income before taxes	6,166,814	3,319,177	14,425,029	4,925,978

Income taxes expenses	(1,013,919)	(769,065)	(2,197,392)	(978,882)
Net income	5,152,895	2,550,112	12,227,637	3,947,096

Less: net income (loss) attributable to non-controlling interest	128,702	(101,194)	296,558	(413,384)
Net income attributable to the Company	5,024,193	2,651,306	11,931,079	4,360,480

Comprehensive income
Net income	5,152,895	2,550,112	12,227,637	3,947,096
Foreign currency translation gain (loss)	1,258,937	171,574	2,743,650	(1,542,704)
Comprehensive income	6,411,832	2,721,686	14,971,287	2,404,392

Less: comprehensive income (loss) attributable to non-controlling interest	139,461	(103,831)	317,807	(429,713)
Comprehensive income attributable to the Company	6,272,371	2,825,517	14,653,480	2,834,105

Earnings per share of common stock attributable to the Company
- Basic	0.33	0.18	0.78	0.29
- Diluted	0.32	0.18	0.77	0.29

Weighted average number of common stock outstanding
- Basic	15,369,674	15,103,007	15,270,898	15,102,121
- Diluted	15,518,764	15,115,409	15,563,012	15,104,914

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	12,227,637	3,947,096
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,792,178	3,735,353
Allowance for doubtful accounts	48,866	1,661,968
Loss on disposal of property, plant and equipment	57,277	197,848
Deferred income tax	153,625	(63,934)
Loss on derivative instruments	166,387	-
Equity in earnings of investee	(106,412)	(218,903)
Gain on dilution in equity method investee	(496,396)	-
Gain on sales of long-term investment	(1,664,377)	-
Share based compensation	86,921	244,142
Changes in fair value of warrant liability	(259)	(115,396)
Changes in operating assets and liabilities:
Accounts receivable	(8,517,071)	(13,619,029)
Notes receivable	(5,543,798)	(59,905)
Prepayments and other receivables	(8,775,985)	(230,595)
Amount due from Yipeng	7,691,900	(3,004,025)
Amount due to Yipeng	(1,557,682)	1,560,360
Inventories	(11,753,127)	(2,457,733)
Accounts payable	7,049,819	11,817,867
Deferred income	11,637	(82,697)
Other payables and accrued liabilities	1,394,691	3,745,023
Income taxes payable	156,744	119,859
Net cash flows (used in) provided by operating activities	(5,577,425)	7,177,299

Cash flows from investing activities
Acquisitions of property, plant and equipment	(7,297,901)	(8,474,440)
Acquisition of investment	-	(3,039,006)
Proceeds from sale of long-term investment	10,453,475	-
Net cash flows provided by (used in) investing activities	3,155,574	(11,513,446)

Cash flows from financing activities
Proceeds from short-term loans	8,797,727	18,158,059
Repayments of short-term loans	(17,594,229)	(10,650,400)
Repayments of long-term loans	-	(1,823,403)
Proceeds from non-financial institution borrowings	10,306,243	4,558,509
Repayments of non-financial institution borrowings	(3,828,033)	-
Proceeds from notes payable	62,193,463	41,908,812
Repayments of notes payable	(48,408,417)	(39,518,955)
Proceeds from exercise of employee options	635,484	19,304
Change in restricted cash	(8,992,019)	601,759
Net cash flows provided by financing activities	3,110,219	13,253,685
Effect of foreign currency translation on cash	1,891,750	(1,290,306)
Net increase in cash	2,580,118	7,627,232
Cash - beginning of period	9,324,393	5,849,967
Cash - end of period	11,904,511	13,477,199

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	1,464,592	922,957
Interest expenses	1,402,447	1,051,914
Non-cash investing and financing activity
Offset of deferred income related to government grant and property, plant and equipment	171,403	33,019

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

1.	The Company and basis of presentation

The consolidated financial statements include the financial statements of Highpower International, Inc. ("Highpower") and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiaries Shenzhen Highpower Technology Company Limited (“SZ Highpower”), SZ Highpower’s wholly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”) and its 70%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”) and SZ Highpower’s and HKHTC’s jointly owned subsidiary, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”), and Icon Energy System Company Limited (“ICON”). Highpower and its direct and indirect wholly and majority owned subsidiaries are collectively referred to as the "Company".

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of September 30, 2017, its consolidated results of operations for the three and nine months ended September 30, 2017 and cash flows for the nine months ended September 30, 2017, as applicable, have been made. Operating results for the three and nine months period ended September 30, 2017 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017 or any future periods.

Concentrations of credit risk

No customer accounted for 10% or more of total sales during the three and nine months ended September 30, 2017 and 2016.

No supplier accounted for 10% or more of the total purchase amount during the three and nine months ended September 30, 2017 and 2016.

No customer accounted for 10% or more of the accounts receivable as of September 30, 2017 and December 31, 2016.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies

Long-term investment

For an investee over which the Company holds less than 20% voting interest and has no ability to exercise significant influence, the investments are accounted for under the cost method.

For an investee over which the Company has the ability to exercise significant influence, but does not have a controlling interest, the Company accounted for those using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee between 20% and 50%. Other factors, such as representation on the investee’s board of directors, voting rights and the impact of commercial arrangements, are also considered in determining whether the equity method of accounting is appropriate.

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary. As of September 30, 2017, management believes no impairment charge is necessary.

Foreign currency translation and transactions

Highpower’s functional currency is the United States dollar ("US$"). HKHTC's functional currency is the Hong Kong dollar ("HK$"). The functional currency of Highpower's other direct and indirect wholly and majority owned subsidiaries in the PRC is the Renminbi ("RMB").

Most of the Company’s oversea sales are priced and settled with US$. At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in earnings for the period in which the transaction settled.

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

ASC Topic 820 establishes a fair value hierarchy that requires maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Derivatives

From time to time the Company may utilize foreign currency forward contracts to reduce the impact of foreign currency exchange rate risk. Management considered that the foreign currency forwards did not meet the criteria for designated hedging instruments and hedged transactions to qualify for cash flow hedge or fair value hedge accounting. The currency forwards therefore are accounted for as derivatives, with fair value changes reported as gain (loss) of derivative instruments in the statements of operations. The derivatives liability is recognized in the balance sheet at the fair value (level 2).

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Warrant liability

For warrants that are not indexed to the Company’s stock, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive income. The warrant liability is recognized in the balance sheet at the fair value (level 3). The fair value of these warrants has been determined using the Black-Scholes pricing mode. The Black-Scholes pricing model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. The Company revalued the warrants utilizing a binomial model as of December 31, 2016 with no material difference in the value. The warrants expired on April 17, 2017.

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

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

3.	Accounts receivable, net

	September 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Accounts receivable	59,442,266	49,460,347
Less: allowance for doubtful accounts	3,128,325	3,179,578
	56,313,941	46,280,769

4.	Inventories

	September 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Raw materials	12,428,760	6,492,755
Work in progress	9,313,919	4,878,856
Finished goods	13,127,624	10,608,180
Packing materials	28,667	21,083
Consumables	317,333	206,459
	35,216,303	22,207,333

5.	Property, plant and equipment, net

	September 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Cost
Construction in progress	1,246,333	715,188
Furniture, fixtures and office equipment	5,607,264	4,025,635
Leasehold improvement	6,831,474	5,865,909
Machinery and equipment	33,341,553	27,526,572
Motor vehicles	1,604,552	1,496,628
Buildings	22,849,869	21,797,158
	71,481,045	61,427,090
Less: accumulated depreciation	21,691,950	17,922,099
	49,789,095	43,504,991

The Company recorded depreciation expenses of $3,688,755 and $3,629,817 for the nine months ended September 30, 2017 and 2016, respectively, and $1,327,273 and $1,214,256 for the three months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, the Company deducted deferred income related to government grants of $171,403 on the carrying amount of property, plant and equipment. During the year ended December 31, 2016, the Company deducted deferred income related to government grants of $229,951 in calculating the carrying amount of property, plant and equipment.

The real estate properties and buildings in Huizhou amounting to $11,687,406 and $11,398,423 have been pledged as collateral for short-term loans and bank acceptance bills drawn under certain lines of credit as of September 30, 2017 and December 31, 2016, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

6.	Long-term investment

On June 30, 2016, the Company entered into an Equity Transfer and Capital Increase and Supplementary Agreements (collectively, the “2016 Equity Purchase Agreement”) with Huizhou Yipeng Energy Technology Co. Ltd. ("Yipeng") and its shareholders. As of December 31, 2016, the Company has invested an aggregate of RMB65.0 million (approximately $9.8 million) in exchange for 35.4% of the equity interest of Yipeng, which was recorded under the equity method as of December 31, 2016.

On May 5, 2017, the Company entered into an Agreement for Equity Transfer and Capital Increase (“Equity Transfer Agreement”) with a third party, Xiamen Jiupai Yuanjiang New Power Equity Investment Partnership ("New Power"). Pursuant to the terms of the Equity Transfer Agreement, the Company will sell 25,145,834 shares in Yipeng to New Power for RMB71.0 million (the "Consideration", approximately $10.7 million) in cash and New Power will invest RMB60.0 million for a 20% equity interest in Yipeng (collectively, the “Transaction”). After the Transaction, the Company’s equity ownership in Yipeng will decrease from 35.4% to 4.654%, and the Company will lose the ability to exercise significant influence over Yipeng and discontinue the use of equity method accounting.

On June 8, 2017, Yipeng completed the business registration on equity issuance to New Power for RMB60.0 million. On July 27, 2017, the Company received the Consideration from New Power for the sales of 25,145,834 shares in Yipeng. As of September 30, 2017, the Company held 4.654% of the equity interest of Yipeng, which was recorded under the cost method. The Company recognized gain on dilution in equity method investee of $496,396 for the nine months ended September 30, 2017 in connection with the additional equity issuance of Yipeng to New Power. The Company recognized gain on sales for $1,664,377 in connection with the sales of its shares.

The equity in earnings of investee was $1,087 and $218,903 for the three months ended September 30, 2017 and 2016, respectively. The equity in earnings of investee was $106,412 and $218,903 for the nine months ended September 30, 2017, respectively.

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

SZ Highpower, ICON and GZ Highpower received the NHTE in 2014 and have reapplied for NHTE status in the second quarter of 2017. On November 2, 2017, SZ Highpower and ICON succeeded to pass NHTE status process. As a result, SZ Highpower and ICON are entitled to a preferential enterprise income tax rate of 15% for calendar year 2017. If GZ Highpower fails to obtain the approval in 2017, GZ Highpower will be subject to income tax at a rate of 25% starting for calendar year 2017.

HZ HTC received NHTE status in 2015 and SZ Springpower received NHTE status in 2016. As a result, HZ HTC and SZ Springpower are entitled to a preferential enterprise income tax rate of 15% for calendar year 2017.

The components of the provision for income taxes expenses (benefit) are:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	1,123,967	768,328	2,043,767	1,042,816
Deferred	(110,048)	737	153,625	(63,934)
Total income tax expenses	1,013,919	769,065	2,197,392	978,882

The reconciliation of income tax expense computed at the statutory tax rate applicable to the Company to income tax expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	6,166,814	3,319,177	14,425,029	4,925,978

Provision for income taxes at applicable income tax rate	1,529,484	910,416	3,600,675	1,319,809
Effect of preferential tax rate	(675,946)	(512,709)	(1,464,929)	(652,587)
R&D expenses eligible for super deduction	(4,571)	3,385	(447,510)	(552,146)
Non-deductible expenses	31,769	27,767	65,764	142,103
Change in valuation allowance	133,183	340,206	443,392	721,703
Effective enterprise income taxes expenses	1,013,919	769,065	2,197,392	978,882

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Taxation (continued)

3) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	September 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Tax loss carry-forward	4,532,147	4,274,881
Allowance for doubtful accounts	127,442	121,932
Impairment for inventory	163,590	98,276
Difference for sales cut-off	21,271	14,245
Deferred income	121,169	114,224
Property, plant and equipment subsidized by government grant	489,652	468,313
Impairment for property, plant and equipment	59,908	76,248
Total gross deferred tax assets	5,515,179	5,168,119
Valuation allowance	(4,128,350)	(3,690,358)
Total net deferred tax assets	1,386,829	1,477,761

The deferred tax assets arising from tax loss carry-forward will expire from 2018 through 2021 if not utilized.

Valuation allowance was provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards and others, which can be carried forward to offset future taxable income. The management determines it is more likely than not that part of deferred tax assets could not be utilized, accordingly, a valuation allowance was provided as of September 30, 2017 and December 31, 2016.

8.	Notes payable

Notes payable presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $46,124,404 and $30,658,000 as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the notes receivable with a carrying amount of $1,052,742 was pledged for the issuance of bank acceptance bills.

9.	Short-term loans

As of September 30, 2017 and December 31, 2016, short-term loans consisted of bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, the time deposits with a carrying amount of $3,068,972 and $151,083, land use right with a carrying amount of $2,599,645 and $3,622,435, and the buildings with carrying amount of $9,482,182 and $11,854,452, respectively.

The loans as of September 30, 2017 were primarily obtained from two banks with interest rates ranging from 4.35% to 5.8725% per annum. The loans as of December 31, 2016 were primarily obtained from four banks with interest rates ranging from 4.35% to 5.87% per annum, respectively. The interest expenses were $700,708 and $631,211 for the nine months ended September 30, 2017 and 2016, respectively. The interest expenses were $163,552 and $209,931 for the three months ended September 30, 2017 and 2016, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

10.	Non-financial institution borrowings

In April 2016, the Company obtained borrowings in an amount of RMB20 million ($3,007,835) from a third party non-financial institution and repaid RMB4 million ($601,567) and RMB16 million ($2,406,268) in October 2016 and March 2017, respectively.

In May 2016, the Company obtained borrowings in an amount of RMB10 million ($1,503,918) from a third party individual and repaid in September 2017.

In January 2017, the Company obtained borrowings in an amount of RMB60 million ($9,023,506) from a third party individual that can be repaid anytime and no later than January 10, 2018. The borrowings were used for working capital and capital expenditure purposes, and personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The interest rate for the borrowings is 5.66% per annum.

In May 2017, the Company obtained borrowings in an amount of RMB10 million ($1,503,918) from a third party non-financial institution that can be repaid anytime and no later than December 31, 2019. The borrowing was personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The interest rate for the borrowings is 5.655% per annum.

The interest expense of the above borrowings was $468,817 and $99,832 for the nine months ended September 30, 2017 and 2016, respectively. The interest expense of the above borrowings was $171,064 and $66,927 for the three months ended September 30, 2017 and 2016, respectively.

11.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	5,024,193	2,651,306	11,931,079	4,360,480

Denominator:
Weighted-average shares outstanding
- Basic	15,369,674	15,103,007	15,270,898	15,102,121
- Dilutive effects of equity incentive awards	149,090	12,402	292,114	2,793
- Diluted	15,518,764	15,115,409	15,563,012	15,104,914

Net income per share:
- Basic	0.33	0.18	0.78	0.29
- Diluted	0.32	0.18	0.77	0.29

695,000 and 1,235,001 options and warrants were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2017, respectively, and 1,393,422 and 1,663,762 options and warrants were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2016, respectively, because their effect would have been anti-dilutive under the treasury stock method.

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

The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs may have a contractual term of up to ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and SARs is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction. As of September 30, 2017, 32,046 shares of common stock remained available for issuance pursuant to awards granted under the 2008 Plan.

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2016	786,926	3.08	6.90

Granted	190,000	2.66	-
Exercised	(13,312)	2.63	-
Forfeited	(41,678)	2.15	-
Canceled	(366,544)	3.47	-
Outstanding, December 31, 2016	555,392	2.70	7.39
Granted	665,000	4.59	-
Exercised	(246,009)	2.58	-
Forfeited	(3,619)	2.63	-
Canceled	(7,064)	2.63	-
Outstanding, September 30, 2017	963,700	4.04	9.08
Exercisable, September 30, 2017	938,710	4.02	9.11

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

12.	Share-based Compensation (continued)

The Company determined the estimated grant-date fair value of share options based on the Black-Scholes pricing model using the following assumptions:

	Nine months ended September 30
	2017	2016
Expected volatility	76.16%-76.74%	76.98%-79.55%
Risk-free interest rate	2.0%-2.06%	1.21%-1.4%
Expected term from grant date (in years)	6-6.05	5-6.05
Dividend rate	0.00%	0.00%

The aggregate intrinsic value of options vested and expected to vest as of September 30, 2017 and December 31, 2016 was approximately $566,706 and $8,000, respectively. Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option shares.

During the nine months ended September 30, 2017, the Company granted options to purchase 665,000 shares to twenty-three employees at a weighted average grant date fair value of $3.10 per share. During the nine months ended September 30, 2017, thirty-two employees exercised their options to purchase 246,009 shares of the Company’s common stock. During the nine months ended September 30, 2017, three employees resigned and their options to purchase a total of 3,619 shares of the Company’s common stock were forfeited. These employees had resigned with 17,100 shares vested, which if not exercised with 90 days after termination, will be cancelled. Of these vested shares 10,036 shares were exercised and 7,064 shares were cancelled in the period, and no outstanding and exercisable share as of September 30, 2017.

During the nine months ended September 30, 2016, the Company granted options to purchase 190,000 shares to two employees at a weighted average fair value of $1.49 per share. During the nine months ended September 30, 2016, eleven employees resigned and their options to purchase a total of 39,610 shares of the Company’s common stock were forfeited. These employees had resigned with 376,754 shares vested, which if not exercised with 90 days after termination, will be cancelled. Of these vested shares 7,340 shares were exercised and 18,635 shares were cancelled in the period, and 350,779 were outstanding and exercisable as of September 30, 2016.

Restricted stock awards

During the nine months ended September 30, 2017, the Company granted 115,000 shares of restricted stock to one employee and five members of the Board of Directors. The Restricted Stock Awards (“RSAs”) granted in 2017 had the following vesting periods, that each Award of Restricted Shares shall vest over a three-year period on the anniversary date of such grant at 30%, 30% and 40%, respectively, with the 30% cliff vesting on the first anniversary date of the grant and, thereafter on each subsequent anniversary date of grant vesting in equal installments on a 1/12th basis each month per year for the applicable percentage. RSAs granted under 2008 Plan are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

13.	Defined contribution plan

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

The total contributions made, which were expensed as incurred, were $1,824,009 and $1,203,584 for the nine months ended September 30, 2017 and 2016, respectively, and $698,912 and $448,921 for the three months ended September 30, 2017 and 2016, respectively.

14.	Commitments and contingencies

Contingencies

On January 14, 2016, FirsTrust China, Ltd (“FirsTrust”) filed an amended complaint in the Delaware Chancery Court (amending its initial complaint filed February 25, 2015) naming Highpower as the defendant asserting a cause of action for breach of contract and conversion of stock, and seeking damages in the form of issuance of 150,000 shares or the value of such shares, plus interest thereon, attorneys’ fees and costs and expenses. On February 4, 2016, Highpower filed an answer, affirmative defenses and counterclaim against FirsTrust asserting claims for equitable rescission, declaratory relief and breach of contract, and seeking rescission of the contract, return of the 200,000 warrants and 150,000 shares of Highpower stock previously issued to FirsTrust, plus interest, attorneys’ fees and costs and expenses. On January 24, 2017, the court denied FirsTrust’s motion for judgment on the pleadings. The parties are continuing with pre-trial discovery, as well as settlement discussions. The parties have stipulated to engage in a court-sponsored mediation, which is scheduled to take place on January 19, 2018. The Company believes that it has meritorious defenses and counterclaims and intends to defend and prosecute them vigorously.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

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

The descriptions of the reportable segments have been extended from Lithium Batteries and Ni-MH Batteries to Lithium Business and Ni-MH Batteries and Accessories, respectively. Lithium Business mainly consists of lithium batteries, power storage system and power source solutions. Ni-MH Batteries and Accessories mainly consists of Ni-MH rechargeable batteries, sized batteries in blister packing as well as chargers and battery packs. Prior to the nine months ended September 30, 2017, the sales of products except for the batteries in the two reporting segments were insignificant.

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments were set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Lithium Business	49,302,659	34,534,959	113,802,201	73,516,791
Ni-MH Batteries and Accessories	14,273,058	17,852,658	38,584,272	42,681,793
New Materials	7,829,843	1,755,299	12,585,865	3,773,697
Total	71,405,560	54,142,916	164,972,338	119,972,281

Cost of Sales
Lithium Business	39,691,844	25,308,736	89,642,088	56,673,672
Ni-MH Batteries and Accessories	11,211,627	13,428,780	29,413,142	31,904,135
New Materials	6,941,753	1,738,304	10,350,172	4,206,668
Total	57,845,224	40,475,820	129,405,402	92,784,475

Gross Profit
Lithium Business	9,610,815	9,226,223	24,160,113	16,843,119
Ni-MH Batteries and Accessories	3,061,431	4,423,878	9,171,130	10,777,658
New Materials	888,090	16,995	2,235,693	(432,971)
Total	13,560,336	13,667,096	35,566,936	27,187,806

	September 30	December 31,
	2017	2016
	(Unaudited)
	$	$
Total Assets
Lithium Business	144,958,589	115,116,508
Ni-MH Batteries and Accessories	41,786,113	37,994,369
New Materials	17,699,495	10,220,873
Total	204,444,197	163,331,750

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

15.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the location of the Company’s customers were set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China Mainland	40,140,175	30,591,678	94,387,905	67,976,689
Asia	24,496,337	13,848,563	50,284,507	32,123,986
Europe	6,456,220	6,954,787	14,921,627	13,479,114
North America	178,262	2,451,441	4,841,329	5,371,275
Others	134,566	296,447	536,970	1,021,217
	71,405,560	54,142,916	164,972,338	119,972,281

	September 30	December 31,
	2017	2016
	(Unaudited)
	$	$
Accounts receivable
China Mainland	40,340,828	29,663,633
Asia	11,089,397	10,441,358
Europe	4,470,007	3,875,979
North America	394,513	2,260,840
Others	19,196	38,959
	56,313,941	46,280,769

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

16.	Related party balance and transaction

Related party balance

The outstanding amounts of Yipeng were as follow:

	September 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Accounts receivable	-	7,125,140
Other receivable	-	392,110
Account due from Yipeng	-	7,517,250

Accounts payable	-	1,516,557
Other payable	-	5,756
Amount due to Yipeng	-	1,522,313

Prior to July 27, 2017, Yipeng was considered as a related party of the Company (see Note 6).

Related party transaction

The details of the transactions with Yipeng were as follows:

	Period from January 1, 2017 to July 27, 2017	Period from May 12, 2016 to September 30, 2016	Period from July 1, 2017 to July 27, 2017	Three Months Ended September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income:
Sales	2,781,745	3,944,645	734,889	2,687,419
Rental income	26,687	-	8,376	-

Expenses:
Technical support fee	-	790,622	-	790,622
Equipment rental fee	383,351	36,678	58,121	11,585

17.	Subsequent event

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and no subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

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

Overview

Net sales increased by $17.3 million or 31.9% during the third quarter of 2017 compared to the same quarter in 2016. The main driver was our lithium business, which increased by $14.8 million, or 42.8%, during the third quarter of 2017 compared to the same quarter in 2016.

Ni-MH net sales decreased by $3.6 million or 20.1% during the third quarter of 2017 compared to the same quarter in 2016, which was in line with the whole industry trend.

New Materials business net sales increased by $6.1 million or 346.1% during the third quarter of 2017 compared to the same quarter in 2016. Considering the technology and market difference between the recycling and battery businesses, we are planning to engage a leading company in China that specializes in this area as a strategic partner for GZ Highpower.

The descriptions of the reportable segments have been extended from Lithium Batteries and Ni-MH Batteries to Lithium Business and Ni-MH Batteries and Accessories, respectively. Lithium Business mainly consists of lithium batteries, power storage system and power source solutions. Ni-MH Batteries and Accessories mainly consists of Ni-MH rechargeable batteries, sized batteries in blister packing as well as chargers and battery packs. Prior to the nine months ended September 30, 2017, the sales of products except for the batteries in the two reporting segments mentioned above were insignificant.

Gross profit during the third quarter of 2017 was $13.6 million, or 19.0% of net sales, compared to $13.7 million, or 25.2% of net sales for the comparable period in 2016. This decrease was mainly due to the product mix and the high raw material price. The actions which we had taken to offset material price fluctuation expired gradually in Q3 2017. As the raw material price remains high level, we foresee the gross margin in Q4 may be lower than Q3 to around 16%-17%.

For 2018, we will continue to drive business growth. As the raw material price may be still at a high level, we will strive to balance our selling price and customer expectation carefully. At same time, we will seek to continuously improve our labor efficiency and improve material usage for better gross margin.

Critical Accounting Policies

See note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three and nine months ended September 30, 2017 and 2016, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Amounts)	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	$	%	$	%	$	%	$	%
Net Sales	71,406	100.0%	54,143	100.0%	164,972	100.0%	119,972	100.0%
Cost of Sales	(57,845)	(81.0%)	(40,476)	(74.8%)	(129,405)	(78.4%)	(92,784)	(77.3%)
Gross profit	13,560	19.0%	13,667	25.2%	35,567	21.6%	27,188	22.7%

Research and development expenses	(2,434)	(3.4%)	(3,030)	(5.6%)	(6,385)	(3.9%)	(6,688)	(5.6%)
Selling and distribution expenses	(1,860)	(2.6%)	(1,881)	(3.5%)	(5,221)	(3.2%)	(4,956)	(4.1%)
General and administrative expenses	(3,960)	(5.5%)	(5,936)	(11.0%)	(10,035)	(6.1%)	(12,255)	(10.2%)
Foreign currency transaction (loss) gain	(817)	(1.1%)	127	0.2%	(1,645)	(1.0%)	637	0.5%
Loss on derivative instruments	(146)	(0.2%)			(146)	(0.1%)
Income from operations	4,344	6.1%	2,947	5.4%	12,135	7.4%	3,926	3.3%

Changes in fair value of warrant liability	-	-	(11)	0.0%	0	0.0%	115	0.1%
Other income	95	0.1%	506	0.9%	949	0.6%	1,718	1.4%
Equity in earnings of investee	1	0.0%	219	0.4%	106	0.1%	219	0.2%
Gain on dilution in equity method investee	5	0.0%	-	-	496	0.3%	-	-
Gain on sales of long-term investment	1,664	2.3%	-	-	1,664	1.0%	-	-
Interest income (expense)	58	0.1%	(342)	(0.6%)	(926)	(0.6%)	(1,052)	(0.9%)
Income before taxes	6,167	8.6%	3,319	6.1%	14,425	8.7%	4,926	4.1%

Income tax expenses	(1,014)	(1.4%)	(769)	(1.4%)	(2,197)	(1.3%)	(979)	(0.8%)
Net income	5,153	7.2%	2,550	4.7%	12,228	7.4%	3,947	3.3%

Less: net income (loss) attributable to non-controlling interest	129	0.2%	(101)	(0.2%)	297	0.2%	(413)	(0.3%)
Net income attributable to the company	5,024	7.0%	2,651	4.9%	11,931	7.2%	4,360	3.6%

Diluted earnings per common stock attributable to the Company	0.32		0.18		0.77		0.29

Net sales

Net sales for the three months ended September 30, 2017 were $71.4 million compared to $54.1 million for the comparable period in 2016, an increase of $17.3 million, or 31.9%. The increase was driven by our lithium business and recycling business, which was partially offset by Ni-MH batteries. Lithium business net sales increased by $14.8 million, or 42.8%, during the three months ended September 30, 2017, compared to the comparable period in 2016, which was due to the increase in the number of lithium batteries units sold, which was primarily attributable to the substantial growth in portable power station, digital products, smart wearable devices and notebooks. New materials business net sales increased by $6.1 million, or 346.1%, during the three months ended September 30, 2017, compared to the comparable period in 2016, which was primarily driven by increasing demand of precious metal materials. Ni-MH net sales decreased by $3.6 million, or 20.1%, during the three months ended September 30, 2017, compared to the comparable period in 2016, which was in line with the whole industry trend.

Net sales for the nine months ended September 30, 2017 were $165.0 million compared to $120.0 million for comparable period in 2016, an increase of $45.0 million, or 37.5%.

Gross profit

Gross profit for the three months ended September 30, 2017 was $13.6 million, or 19.0% of net sales, compared to $13.7 million, or 25.2% of net sales for the comparable period in 2016. This decrease was mainly due to the product mix and the high raw material price. The actions which we had taken to offset material price fluctuation expired gradually in Q3 2017.

Gross profit for the nine months ended September 30, 2017 was $35.6 million, or 21.6% of net sales, compared to $27.2 million, or 22.7% of net sales for the comparable period in 2016.

Research and development expenses

Research and development expenses were $2.4 million, or 3.4% of net sales, for the three months ended September 30, 2017, compared to $3.0 million, or 5.6% of net sales, for the comparable period in 2016.

The decrease was due to the high R&D consulting fee in the same period of 2016. The Company will continue to invest on R&D activities in the future.

Research and development expenses were $6.4 million, or 3.9% of net sales, for the nine months ended September 30, 2017, compared to $6.7 million, or 5.6% of net sales for the comparable period in 2016.

Selling and distribution expenses

Selling and distribution expenses were $1.9 million, or 2.6% of net sales, for the three months ended September 30, 2017, compared to $1.9 million, or 3.5% of net sales, for the comparable period in 2016.

Selling and distribution expenses were $5.2 million, or 3.2% of net sales, for the nine months ended September 30 2017, compared to $5.0 million, or 4.1% of net sales, for the comparable period in 2016.

The decrease of percent of net sales was attributable to optimization of our customer base.

General and administrative expenses

General and administrative expenses were $4.0 million, or 5.5% of net sales, for the three months ended September 30, 2017, compared to $5.9 million, or 11.0% of net sales, for the comparable period in 2016.

General and administrative expenses were $10.0 million, or 6.1% of net sales, for the nine months ended September 30, 2017, compared to $12.3 million, or 10.2% of net sales, for the comparable period in 2016.

The decrease was primarily due to a one-time expense of $1.7 million from the allowance for doubtful accounts during comparable period in 2016. The Company’s G&A expense will remain stable though business keeps growing.

Foreign currency transaction (loss) gain

We experienced a loss of $816,953 for the three months ended September 30, 2017 and a gain of $126,732 for the comparable period in 2016 on the exchange rate difference between the US$ and the RMB.

We experienced a loss of $1.6 million for the nine months ended September 30, 2017 and a gain of $0.6 million for the nine months ended September 30, 2016 on the exchange rate difference between the US$ and the RMB.

The loss in exchange rate difference was due to the influence of the RMB relative to the US$ over the respective periods.

Loss on derivative instruments

We experienced a loss on derivative instruments of $146,481 for the three and nine months ended September 30, 2017.

Other income

Other income was $94,775 for the three months ended September 30, 2017, compared to $505,928 for the comparable period in 2016.

Other income was approximately $0.9 million for the nine months ended September 30, 2017, compared to approximately $1.7 million for the comparable period in 2016.

Other income consists of government grants and sundry income.

Equity in earnings of investee

Equity in earnings of an equity method investee (Yipeng) was $1,087 for the three months ended September 30, 2017, compared to $218,903 for the comparable period in 2016.

Equity in earnings of an equity method investee (Yipeng) was $106,412 for the nine months ended September 30, 2017, compared to $218,903 for the comparable period in 2016.

Gain on dilution in equity method investee

Gains on dilution in equity method investee, which was due to the equity issuance of equity method investee (Yipeng) to a third party, were $5,071 and $496,396 for the three and nine months ended September 30, 2017.

Gain on sales of long-term investment

Gain on sales of long-term investment, which was due to sale the equity of Yipeng to a third party, was $1,664,377 for the three and nine months ended September 30, 2017.

Interest income (expenses)

Interest income was $57,663 for the three months ended September 30, 2017, compared to interest expenses of $341,520 for the comparable period in 2016.

Interest expenses were $926,185 for the nine months ended September 30, 2017, compared to $1.1 million for the comparable period in 2016.

The change was mainly due to a change in classification of this item.

Income tax expenses

During the three months ended September 30, 2017, we recorded provision for income tax expense of $1.0 million compared to $769,065 for the comparable period in 2016.

During the nine months ended September 30, 2017, we recorded provision for income tax expense of $2.2 million compared to $1.0 million for the comparable period in 2016.

Net income

Net income attributable to the Company (excluding net income attributable to non-controlling interest) for the three months ended September 30, 2017 was 5.0 million, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $2.7 million for the comparable period in 2016, an increase of $2.3 million, or 89.5%.

Net income attributable to the Company (excluding net income attributable to non-controlling interest) for the nine months ended September 30, 2017 was $11.9 million, compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $4.4 million for the comparable period in 2016, an increase of $7.5 million, or 173.6%.

EBITDA

EBITDA for the three months ended September 30, 2017 were $7.3 million compare to $5.0 million for the comparable period in 2016, an increase of $2.3 million, or 46.5%.

EBITDA for the nine months ended September 30, 2017 were $18.8 million compare to $10.1 million for the comparable period in 2016, an increase of $8.7 million, or 86.1%.

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

Reconciliation of Net Income to EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net income attributable to the Company	5,024,193	2,651,306	11,931,079	4,360,480

Interest (income) expense	(57,663)	341,520	926,185	1,051,914
Income taxes expenses	1,013,919	769,065	2,197,392	978,882
Depreciation and Amortization	1,362,196	1,249,157	3,792,178	3,735,353

EBITDA	7,342,645	5,011,048	18,846,834	10,126,629

Liquidity and Capital Resources

We had cash of approximately $11.9 million as of September 30, 2017, compared to $9.3 million as of December 31, 2016.

To provide liquidity and flexibility in funding our operations, we borrow funds under bank facilities and other external sources of financing. As of September 30, 2017, we had lines of credit with seven financial institutions aggregating $74.6 million. The maturities of these facilities vary from October 2017 to July 2019. The facilities are subject to regular review and approval. Certain of these bank facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the bank facilities. As of September 30, 2017, we had utilized approximately $50.6 million under such general credit facilities and had available unused credit facilities of $24.0 million.

Net cash used in operating activities was approximately $5.6 million for the nine months ended September 30, 2017, compared to net cash provided by operating activities of $7.2 million for the comparable period in 2016. The net cash increase of $12.8 million used in operating activities is primarily due to an increase of $9.3 million in cash outflow from inventories and an increase of $5.5 million in cash outflow from notes receivable.

Net cash provided by investing activities was $3.2 million for the nine months ended September 30, 2017, compared to net cash used in investing activities of $11.5 million for the comparable period in 2016. The net cash increase of $14.7 million provided by investing activities is primarily attributable to an increase of $10.5 million in cash inflow from proceeds from sale of long-term investment.

Net cash provided by financing activities was $3.1 million for the nine months ended September 30, 2017, compared to $13.3 million for the comparable period in 2016. The net decrease of $10.2 million in net cash provided by financing activities was primarily attributable to an increase of $8.9 million in cash outflow from repayment of notes payable and an increase of $6.9 million in cash outflow from repayment of short-term loans.

Our inventory turnover was 4.5 times and 6.1 times for the nine months ended September 30, 2017 and 2016, respectively. The average days outstanding of our accounts receivable was 84 days at September 30, 2017, compared to 85 days at December 31, 2016. Inventory turnover and average days outstanding of accounts receivable are key operating measures that management relies on to monitor our business.

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

(b) Changes in Internal Control over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

With respect to the FirsTrust matter, the parties have stipulated to engage in a court-sponsored mediation, which is scheduled to take place on January 19, 2018.

Please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016 and quarterly reports on Form 10-Q for a description of litigation and claims for the quarter ended September 30, 2017.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Credit Contract Between Icon Energy System Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch

On July 3, 2017, ICON entered into a comprehensive credit line contract with the Bank of Jiangsu, Shenzhen Sub-branch, which provides for a revolving line of credit of up to RMB10,000,000 ($1,503,917). ICON may withdraw the loan, from time to time as needed, on or before July 2, 2018. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan and ZhouTao Yin. The used facility was $1,499,706 as of September 30, 2017.

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

Borrowing agreement between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch

On September 28, 2017, ICON entered into a working capital loan contract with Bank of China, Buji Sub-branch, providing for an aggregate loan of RMB10,000,000 ($1,503,917) to be used by ICON to purchase raw materials. ICON must withdraw in 30 days from September 29, 2017. ICON must pay back the loans before the maturity day on September 29, 2018. The interest rate is 5.8725%, which equals to the one year benchmarked by interbank rates, plus 1.5725% on all outstanding loan amounts. The loan is guaranteed by the SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $nil as of September 30, 2017.

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

Credit Contract Between Huizhou Highpower Technology Company, Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch.

On September 20, 2017, HZ HTC entered into a basic credit line contract with Industrial Bank Co., Ltd., Shenzhen Longgang Branch, which provides for a revolving line of credit of up to RMB20,000,000 ($3,007,835). HZ HTC may withdraw the loan from time to time as needed on or before September 20, 2018. The loan is guaranteed by ICON, SZ Highpower, SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The used facility was $834,674 as of September 30, 2017 which was used for bank acceptance.

The following constitute events of default under the loan contract: any information provided by or representation or warranty made by HZ HTC proves to have been untrue, inaccurate, incomplete or misleading; a deterioration or obvious weakening of HZ HTC’s credit standing or ability to repay the loan; a cross default under certain agreements involving HZ HTC or a guarantor, or their affiliated related parties; HZ HTC’s violation of any obligations in an affiliated specific credit line contract; HZ HTC’s failure to timely repay the principal, interest and fees under the contract and any specific contract; HZ HTC’s suspension of payment, or failure or indication that it is unable to repay, the debt due; HZ HTC’s termination of its business, liquidation, bankruptcy, dissolution, or revocation or cancellation of it business permit; HZ HTC’s involvement in a major business dispute or deteriorated financial situation; or the emergence of any other situation that endanger, damage, or may endanger, damage the bank’s rights and benefits.

Upon the occurrence of an event of default, the bank may: temporarily suspend or permanently terminate HZ HTC’s credit limit in whole or in part; announce the immediate expiration of all or part of the debts under the contract; terminate the contract and declare all amounts outstanding under the contract immediately due and payable; request overdue interest from HZ HTC caused by the default; request penalty interest; or request compensation in full from HZ HTC for the breach.

Borrowing agreement between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Sub-branch

On August 3, 2017, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,503,917). SZ Springpower must pay back the loans before the maturity day on July 13, 2018. The interest rate is 5%, which equals to the one year benchmarked by interbank rates, plus 0.07% on all outstanding loan amounts.The loan is guaranteed by HZ HTC, HK HTC, SZ HTC, and our Chief Executive Officer, Dang Yu Pan. The Company’s building in Shenzhen also serves as collateral for the loan. The balance of loan was $nil as of September 30, 2017.

The following constitute events of default under the loan contract: SZ Springpower’s failure to repay principal, interest, and other payables in accordance with the provisions specified in this contract,; or failure to fulfill any other obligations in this contract, or contrary to the statements, guarantee and commitments in this contract.; the guarantees in this contract have adversely changed to the Lender’s loan, and SZ Springpower is not available to provide other guarantees approved by the lender; failure to pay off any other debts due by SZ Springpower, or failure to fulfill or breach other obligations in this contract, or likely to affect the performance of the obligations in this contract; the financial performance of the profitability, debt payment ability, operating capacity and cash flow of the Borrower exceed the agreed standards, or deterioration has been or may affect the obligations in this contract; SZ Springpower’s ownership structure, operation, external investment has changed adversely, which have affected or may affect the fulfillment of the obligations in this contract; SZ Springpower involves or may involve significant economic disputes, litigation, arbitration, or asset seizure, detention or enforcement, or judicial or administrative authorities for investigation or take disciplinary measures in accordance with the laws, or illegal with relevant state regulations or policies in accordance with the laws, or exposure by media, which have affected or may affect the fulfillment of the obligations in this contract; SZ Springpower’s principal individual investors, key management officer’s change, disappearances or restriction of personal liberty, likely to affect the performance of the obligations in this contract; using false contracts with related parties, using no actual transaction to extract the lender’s funds or credit, or evasion of lender’s loan right through related party transactions; having been or may be out of business, dissolution, liquidation, business reorganizations, business license has been revoked or bankruptcy; breaches food safety, production safety, environmental protection and other environmental and social risk management related laws and regulations, regulatory requirements or industry standards, resulting in accidents, major environmental and social risk events, likely to affect the performance of the obligations in this contract; in this contract, SZ Springpower's credit rating, level of profitability, asset-liability ratio, net cash flow of operating and other indicators do not meet the credit conditions of the lender; or without the lender’s written contract, pledges guarantee or provides assurance guarantees to other party, likely to affect the performance of the obligations in this contract; other adverse situations may affect in the realization of loan right in this contract.

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

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Working Capital Loan Contract dated September 28, 2017, between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.2	Maximum Amount Comprehensive Credit Line Contract dated July 3, 2017, between Icon Energy System Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.2(a)	Maximum Amount Personal Joint Responsibility Guarantee between Dang Yu Pan and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.2(b)	Maximum Amount Personal Joint Responsibility Guarantee between Zhou Tao Yin and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

Exhibit Number	Description of Document
10.2(c)	Maximum Amount Guaranty Contract between Huizhou Highpower Technology Company, Limited and Bank of Jiangsu, Shenzhen Sub-branch (translated to English)

10.2(d)	Maximum Amount Guaranty Contract between Shenzhen Highpower Technology Company, Limited and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.3	Basic Credit Line Contract dated September 20, 2017, between Huizhou Highpower Technology Company, Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.3(a)	Maximum Amount Guaranty Contract between Dang Yu Pan and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.3(b)	Maximum Amount Guaranty Contract between Icon Energy System Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.3(c)	Maximum Amount Guaranty Contract between Shenzhen Highpower Technology Company, Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.3(d)	Maximum Amount Guaranty Contract between Springpower Technology (Shenzhen) Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.4	Working Capital Loan Contract dated August 3, 2017, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch (translated to English).

10.5	Comprehensive Credit Line Supplementary Contract between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated in English).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: November 14, 2017		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Sunny Pan
	By:	Sunny Pan
	Its:	Chief Financial Officer (principal financial and accounting officer)

