Form 10-K
period 2017-12-31
Highpower International, Inc.
filed 2018-04-04
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 000-52103

HIGHPOWER INTERNATIONAL, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	20-4062622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building A1, 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong People’s Republic of China	518111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 755-89686292

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Stock Market LLC (Nasdaq Global Market)
Preferred Stock Purchase Rights	Nasdaq Stock Market LLC (Nasdaq Global Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2017 (based on $3.65 per share, the price at which the registrant’s common stock was last sold on June 30, 2017) was approximately $37.1 million.

There were 15,509,658 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of April 4, 2018. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ”.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

HIGHPOWER INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

With respect to this discussion, the terms, the “Company” “Highpower” “we,” “us,” and “our” refer to Highpower International, Inc., and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiary Shenzhen Highpower Technology Company Limited (“SZ Highpower”) and SZ Highpower’s wholly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”) and SZ Highpower’s and HKHTC’s jointly owned subsidiaries Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”) and Icon Energy System Company Limited (“ICON”). SZ Highpower no longer holds the controlling equity interest over its previously 70%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”) and deconsolidated GZ Highpower on December 21, 2017. Highpower and its subsidiaries are collectively referred to as the “Company”, unless the context indicates otherwise.

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

In 2011, HKHTC formed another wholly-owned subsidiary, ICON, a company organized under the laws of the PRC. On July 28, 2017, ICON further increased its registered capital to $15,000,000. SZ Highpower holds 93.33% of the equity interest of ICON, and HKHTC holds the remaining 6.67%.

In 2012, SZ Highpower formed a wholly-owned subsidiary HZ HTC. In March 2015, HZ HTC increased its paid-in capital to RMB60,000,000 ($9,496,526).

In 2010, SZ Highpower formed a subsidiary GZ Highpower. On May 15, 2013, GZ Highpower increased its paid-in capital from RMB15,000,000 ($2,381,293) to RMB30,000,000 ($4,807,847). On November 13, 2014, GZ Highpower increased its paid-in capital from RMB30,000,000 ($4,898,119) to RMB40,000,000 ($6,530,825) and the additional capital of RMB10,000,000 was contributed by SZ Highpower. On December 11, 2017, GZ Highpower signed an Agreement on Capital Increase and Share Enlargement (the “Agreement”) with Xiamen Tungsten Co., Ltd. ("Xiamen Tungsten") and Mr. Ou, the General Manager of GZ Highpower. Pursuant to the terms of the Agreement, GZ Highpower received a total of RMB92.8 million (approximately $14.3 million), including RMB78.9 million (approximately $12.1 million) from Xiamen Tungsten in exchange for 55.294% ownership of GZ Highpower (the “Transaction”). The Transaction was completed on December 21, 2017. After the Transaction, SZ Highpower holds 31.294% of the equity interest of GZ Highpower. As a result, the Company no longer holds the controlling equity interest of GZ Highpower and deconsolidated GZ Highpower on December 21, 2017.

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

Sales and Marketing

We have a broad sales network of approximately 70 sales and marketing staff in China and have one branch office in Hong Kong. Our sales staff in each of our offices targets key customers by arranging in-person sales presentations and providing after-sales services. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We offer different price incentives to encourage large-volume and long-term customers.

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

During the years ended December 31, 2017 and 2016, approximately 21.2% and 22.9% of our net sales were from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the years ended December 31, 2017 and 2016, no customer accounted for 10% or more of net sales.

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

For Ni-MH, we purchase raw materials, consisted primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan. For lithium batteries, we purchase raw materials consisting primarily of LiCoO2, graphite and electrolyte. We believe that the raw materials and components used in manufacturing rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials relating to nickel and cobalt are available from a limited number of suppliers. No supplier accounted for over 10% of our total purchase amount during the years ended December 31, 2017 and 2016. Presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

Manufacturing

The manufacturing of rechargeable batteries requires coordinated use of machinery and raw materials at various stages of production. We have a large-scale active production base in Shenzhen and in Huizhou, a dedicated design, sales and marketing team and company-trained employees. We use automated machinery which enables us to enhance uniformity and precision during the manufacturing process. We intend to further improve our automated production lines and strive to continue investing in manufacturing infrastructures to further increase our manufacturing capacity, which help us control the unit cost of products.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is not only focused on enhancing our Ni-MH and Lithium-based technologies by developing new products and improving the performance of our current products, but also seeks to develop alternative technologies. Our research institute is currently staffed with over 350 research and development technicians who overlook our basic research center, product development center, process engineering center, material analysis and performance testing labs. These teams work together to research new material and techniques, develop new products and push to mass production.

For the years ended December 31, 2017 and 2016, we expended $9,512,074 and $9,243,750, respectively, in research and development.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We regularly file patent applications to protect our research, development and design, and are currently pursuing numerous patent applications in China. Over time, we have accumulated a lot of patents in China. We also have a U.S. patent for safety technology on rechargeable batteries.

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

Employees

As of December 31, 2017, we had approximately 3,600 employees, all of whom were employed full-time. There are no collective bargaining contracts covering any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

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

The activities of our non-U.S. subsidiaries may be subject to U.S. taxation and the new U.S. tax reform legislations may adversely affect our results of operations.

Most of our subsidiaries are based in China and are subject to income taxes in the PRC. These China-based subsidiaries conduct substantially all of our operations, and generate most of our income in China. Highpower International, Inc. is a Delaware corporation and is subject to income taxes in the United States. New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law on December 22, 2017. The Tax Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the maximum U.S. federal corporate income tax rate from 35% to a flat rate of 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; imposing a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries subject to certain limitations; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. See Note 14 to our audited consolidated financial statements beginning on page F-1 of this report.

Certain activities conducted in the PRC or other jurisdictions outside of the U.S. may give rise to U.S. corporate income tax. These taxes would be imposed on the Company when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code, or Subpart F. Passive income, such as rents, royalties, interest, dividends, and gain from disposal of our investments are among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 21% for taxable years beginning after December 31, 2017. Subpart F income that is taxable to Highpower International, Inc., even if it is not distributed to Hong Kong Highpower Technology Company Limited, may also include income from transactions where the Company’s non-U.S. subsidiaries make an “investment in U.S. property,” within the meaning of Subpart F, such as holding the stock in, or making a loan to, a U.S. corporation.

The Tax Act also includes provisions for a new tax on global intangible low-taxed income (“GILTI”) effective for tax years beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of CFCs, subject to the possible use of foreign tax credits and a deduction equal to 50% to offset the income tax liability, subject to some limitations. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected.

We have made reasonable estimates of the effects of the tax law changes, including the remeasurement of our existing deferred tax balances and recording a tax liability for the mandatory repatriation of deferred foreign earnings. The final impact of the Tax Act may differ from these provisional estimates due to forthcoming guidance in interpretation of the law and accounting, or further refinement of our analysis. Any adjustment could adversely affect our earnings.

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

Additionally, sales of consumer items such as portable electronic devices, have slowed in previous years and there have been adverse changes in employment levels, job growth, consumer confidence and interest rates. During 2017, Mainland China, which represented 57.0% of our net sales for the year ended December 31, 2017, experienced a pronounced deceleration in its economic growth. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting consumer spending may affect the timing of orders. Thus, any economic downturns generally would have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

We had capital expenditures of approximately $13.7 million and $8.5 million in the years ended December 31, 2017 and 2016, respectively. We may incur significant additional capital expenditures as a result of our expansion of our operations into our new production factory, as well as unanticipated events, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes or adequately expand our production capabilities, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

The Company leverages from various Chinese banks to fund its business operations and our expansion to meet the demand from the fast growing lithium battery market in mobile and portable consumer devices, vehicles of various sizes, and energy storage systems. As of December 31, 2017, the Company’s debt asset ratio was 69.1%. The management of the Company has taken and will take a number of actions and will continue to address our high debt level situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. These actions can include market more higher-margined lithium battery products and systems; control cost in operating expenses, and improve management efficiency; and introduce strategic investment. If we are not successful in implementing these actions, we may not have sufficient cash to meet our payment obligations.

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

As of December 31, 2017, we had outstanding options exercisable for an aggregate of 130,042 shares of common stock at a weighted average exercise price of $2.80 per share. We have registered the issuance of all the shares issuable upon exercise of the options, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As of December 31, 2017, we also had outstanding warrants exercisable for an aggregate of 200,000 shares of common stock at a weighted average exercise price of $3.00 per share. As our stock price rises, the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Although the current government of the PRC has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. There is no assurance, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without advance notice.

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

Our principal operating subsidiary, SZ Highpower is a wholly foreign-owned enterprise, commonly known as WFOEs. A WFOE can only conduct business within its approved business scope, which appears on the business license since its inception. Our license permits us to design, manufacture, sell and market battery products throughout the PRC. Any amendment to the scope of our business requires further application and government approval. Prior to expanding our business and engaging in activities that are not covered by our current business licenses, we are required to apply and receive approval from the relevant PRC government authorities. In order for us to expand business beyond the scope of our license, we will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. PRC authorities, which have discretion over business licenses, may reject our request to expand the scope of our business licenses to include our planned areas of expansion. We will be prohibited from engaging in any activities that the PRC authorities do not approve in our expanded business licenses. Companies that operate outside the scope of their licenses can be subjected to fines, disgorgement of income and ordered to cease operations. Our business and results of operations may be materially and adversely affected if we are unable to obtain the necessary government approval for expanded business licenses that cover any areas in which we wish to expand.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily Base Exchange Rate with reference primarily to the supply and demand of RMB against the US$ and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the US$ to RMB and modified the system by which the exchange rates are determined, which has resulted in an appreciation of the RMB against the US$. During the year ended December 31, 2017, the exchange rate of the RMB to the US$ decreased approximately 6.4% from the level at the end of December 31, 2016. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of the US$ against the RMB, including future devaluations. Because most of our net sales are made in US$ and most of our expenses are paid in RMB, any future devaluation of the US$ against the RMB could negatively impact our results of operations. Moreover, any affirmative actions by the U.S. Government against the PRC in relation to the exchange rate could negatively impact our results of operations.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, China’s Average Consumer Price Index was approximately 1.6% in 2017. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

We have received certain preferential tax concessions and the loss of these preferential tax concessions will cause our tax liabilities to increase and our profitability to decline.

In China, the companies granted with National High-tech Enterprise status (“NHTE”) enjoy a 15% income tax rate. This status needs to be renewed every three years. As of December 31, 2017, all of our subsidiaries located in China received NHTE status. The loss of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

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

Three of our stockholders beneficially own or control approximately 32.5% of our outstanding shares. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these three stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these three stockholders may differ from the interests of our other stockholders.

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

Under our 2010 Equity Incentive Plan we may grant securities to compensate employees and other services providers, which could result in increased share-based compensation expenses and, therefore, reduce net income.

Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We made grants of equity awards in 2016 and 2017, and accordingly our results of operations for the years ended December 31, 2016 and 2017 contain share-based compensation charges. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the stockholders’ ownership interests in our company.

Our certificate of incorporation, bylaws, Stockholder Rights Agreement and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

On September 12, 2017, we entered into a Rights Agreement (the “Rights Agreement”) with Corporate Stock Transfer, Inc., as rights agent, and our Board of Directors declared a dividend distribution of one right for each outstanding share of the common stock to holders of record at the close of business on September 21, 2017. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if a person acquires beneficial ownership of 15% or more of our common stock (or, in the case of a person who beneficially owned 15% or more of our common stock on the date the rights plan was adopted, such person acquires beneficial ownership of any additional shares of our common stock) or after the date of the Rights Agreement, commences a tender offer that, if consummated, would result in beneficial ownership by a person of 15% or more of our common stock. The rights will expire on September 12, 2020, unless the rights are earlier redeemed or exchanged.

The intent of the Rights Plan is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our Board of Directors. However, our Rights Agreement could make it more difficult for a third party to acquire us without the consent of our Board of Directors, even if doing so may be beneficial to our stockholders. This agreement may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. This agreement could reduce the price that stockholders might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of our Rights Agreement may entrench management and make it more difficult to replace management even if the stockholders consider it beneficial to do so.

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

Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

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

ITEM 2. PROPERTIES

The Company currently has four active manufacturing operations located in mainland China in the cities of Shenzhen and Huizhou located in the Guangdong province. HKHTC’s registered office is located in Hong Kong. Our active facilities consist of manufacturing plants, dormitories and research and development facilities. We lease manufacturing facilities with varying terms ranging, which are renewed upon expiration. All leases have been fully prepaid until the expiration date, and we will renew all the leases before the expiration date.

In China, only the PRC government and peasant collectives may own land. In February 2007, the Company acquired approximately 126,605 square meters (1,362,765 square feet) of land equity in Huizhou, Guangdong province, China for a total of RMB21.5 million ($3.3 million) under a land use right grant from the Huizhou State-Owned Land Resource Bureau that gave us the right to use the land for 50 years and an agreement with the government of Maan Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration.

Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

ITEM 3.  LEGAL PROCEEDINGS

On January 14, 2016, FirsTrust China, Ltd (“FirsTrust”) filed an amended complaint in the Delaware Chancery Court (amending its initial complaint filed February 25, 2015) naming Highpower as the defendant asserting a cause of action for breach of contract and conversion of stock, and seeking damages in the form of issuance of 150,000 shares or the value of such shares, plus interest thereon, attorneys’ fees and costs and expenses. On February 4, 2016, Highpower filed an answer, affirmative defenses and counterclaim against FirsTrust asserting claims for equitable rescission, declaratory relief and breach of contract, and seeking rescission of the contract, return of the 200,000 warrants and 150,000 shares of Highpower stock previously issued to FirsTrust, plus interest, attorneys’ fees and costs and expenses. On January 24, 2017, the court denied FirsTrust’s motion for judgment on the pleadings. On January 19, 2018, the parties engaged in a court-sponsored mediation, which resulted in a settlement of all claims between the parties, the basic terms of which are evidenced by a “term sheet”. As part of the settlement, Highpower agreed to pay to FirsTrust the equivalent of $450,000 in Highpower’s common stock, with a portion payable in cash, at Highpower’s option. The settlement amount will be paid in two installments, with $212,500 payable in the form of 50,000 shares of common stock based on $4.25 per share to be paid as the first installment and a second installment of $237,500, or shares equal to that amount, to be paid within six months. The parties are currently working on a long form settlement agreement.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the stock symbol “HPJ”.

The following table summarizes the highest and lowest sales prices of our common stock during the quarters listed below as reported by the NASDAQ:

	Highest	Lowest
Year ended December 31, 2017
First Quarter	$4.90	$2.10
Second Quarter	$5.70	$3.60
Third Quarter	$5.20	$3.25
Fourth Quarter	$5.75	$3.65

Year ended December 31, 2016
First Quarter	$3.12	$1.65
Second Quarter	$3.07	$1.65
Third Quarter	$3.64	$1.78
Fourth Quarter	$3.14	$2.25

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

Stockholders

As of April 4, 2018, we had 20 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2017 or 2016.

Transfer Agent

The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

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

Overview

In 2017, Highpower’s overall revenue increased by $70.3 million or 40.4% compared to 2016. The main driver was our lithium business and new materials business. Lithium business net sales increased by $49.5 million, or 44.2% during 2017 compared to 2016. New materials business net sales increased by $24.5 million, or 543.2% during 2017 compared to 2016, which experienced an increase in larger volume orders with support from the new largest shareholder of GZ Highpower.

Ni-MH batteries and accessories net sales decreased by $3.7 million or 6.5%, during 2017 compared to 2016, which was in line with the whole industry trend.

The descriptions of the reportable segments have been changed from Lithium Batteries and Ni-MH Batteries to Lithium Business and Ni-MH Batteries and Accessories, respectively. Lithium Business mainly consists of lithium batteries, power storage system and power source solutions. Ni-MH Batteries and Accessories mainly consists of Ni-MH rechargeable batteries, sized batteries in blister packing as well as chargers and battery packs.

Gross profit during 2017 was $47.4 million, or 19.4% of net sales, compared to $38.1 million, or 21.9% of net sales in 2016. This decrease of gross profit margin was mainly due to the product mix and the high raw material price. The actions which we had taken to offset material price fluctuation expired gradually in the third quarter of 2017. Our gross profit margin was 14.9% in the fourth quarter of 2017 was due to the raw material price remains on high level and a substantial increase in new materials business which had a low gross profit margin. As we expected in the 10-Q of the third quarter of 2017, our gross profit margin was 17.0% after excluding new materials business in the fourth quarter of 2017.

For 2018, we will continue to drive business growth. As the raw material price may be still at a high level, we will strive to balance our selling price and customer expectation carefully. At same time, we will seek to continuously improve our labor efficiency and improve material usage for better gross margin.

Deconsolidation of GZ Highpower

On December 11, 2017, GZ Highpower signed the Agreement with Xiamen Tungsten and Mr. Ou, the General Manager of GZ Highpower. Pursuant to the terms of the Agreement, GZ Highpower received a total of RMB92.8 million (approximately $14.3 million), including RMB78.9 million (approximately $12.1 million) from Xiamen Tungsten in exchange for 55.294% ownership of GZ Highpower. The Transaction was completed on December 21, 2017. After the Transaction, the Company no longer holds the controlling equity interest of GZ Highpower and deconsolidated GZ Highpower. As of December 31, 2017, the Company held 31.294% of the equity interest of GZ Highpower which was recorded under the equity method.

In connection with the Transaction, RMB 40 million (approximately $6.1 million) of the proceeds was received by the Company in the form of repayments of loans and related interests that were previously extended by the Company to GZ Highpower.

During the year ended December 31, 2017, the Company recognized a gain amounting to $6,004,008 arising from deconsolidation of GZ Highpower.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair value of financial instruments; provisional amounts based on reasonable estimates for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”) and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Accounts Receivable. Accounts receivable are stated at original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of receivables. The Company analyzes the aging of the customer accounts, coverage of credit insurance, customer concentrations, customer credit-worthiness, historical and current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

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

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. Inventories include raw materials, packing materials, consumables, work in progress, and finished goods. The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to net realizable value.

Income Taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency Translation and Transactions. Highpower’s functional currency is the US$. HKHTC's functional currency is the Hong Kong dollar ("HK$"). The functional currency of the Highpower’s other direct and indirect wholly owned subsidiaries in the PRC is the RMB.

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

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2017 and 2016, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations

(Dollars in Thousands, Except Diluted Earnings per Common Stock attributable to the Company)	For the years Ended December 31,
	2017		2016		Increased (decreased) %
Net Sales	244,166	100.0%	173,851	100%	40.4%
Cost of Sales	(196,792)	(80.6%)	(135,769)	(78.1%)	44.9%
Gross profit	47,374	19.4%	38,082	21.9%	24.4%

Research and development expenses	(9,512)	(3.9%)	(9,244)	(5.3%)	2.9%
Selling and distribution expenses	(7,501)	(3.1%)	(6,888)	(4.0%)	8.9%
General and administrative expenses	(15,394)	(6.3%)	(18,186)	(10.4%)	(15.4%)
Foreign currency transaction (loss) gain	(2,390)	(1.0%)	1,959	1.1%	(222.0%)
Income from operations	12,577	5.2%	5,723	3.3%	119.7%

Changes in fair value of warrant liability	-	0.0%	140	0.1%	(100.0%)
Changes in fair value of foreign currency derivatives	273	0.1%	-	-	N/A
Government grants	1,358	0.6%	1,763	1.0%	(22.9%)
Other income	459	0.2%	509	0.3%	(10.0%)
Equity in earnings of investee	107	0.0%	352	0.2%	(69.5%)
Gain on dilution in equity method investee	500	0.2%	-	-	N/A
Gain on sales of long-term investment	1,677	0.7%	-	-	N/A
Gain on deconsolidation of a subsidiary	6,004	2.5%	-	-	N/A
Interest expenses	(1,426)	(0.6%)	(1,420)	(0.8%)	0.5%
Income before taxes	21,529	8.8%	7,067	4.1%	204.6%

Income tax expenses	(4,315)	(1.8%)	(1,439)	(0.9%)	199.8%
Net income	17,214	7.1%	5,628	3.2%	205.9%

Less: net income (loss) attributable to non-controlling interest	441	0.2%	(490)	(0.3%)	190.0%
Net income attributable to the Company	16,773	6.9%	6,118	3.5%	174.2%

Diluted earnings per common stock attributable to the Company	1.09		0.40

Net sales

Net sales for the year ended December 31, 2017 were $244.2 million compared to $173.9 million for the comparable period in 2016, an increase of $70.3 million, or 40.4%. The increase was driven by our lithium business and new materials business, which was partially offset decrease in net sales by Ni-MH batteries and accessories. Lithium business net sales increased by $49.5 million, or 44.2%, during the year ended December 31, 2017, compared to 2016, which was due to the increase in the number of lithium batteries units sold. New materials business net sales increased by $24.5 million, or 543.2%, during the year ended December 31, 2017, compared to 2016, which was primarily driven by increasing demand and increasing sales price of precious metal materials. Ni-MH batteries and accessories net sales decreased by $3.7 million, or 6.5%, during the year ended December 31, 2017, compared to 2016, which was in line with the whole industry trend.

Gross profit

Gross profit for the year ended December 31, 2017 was $47.4 million, or 19.4% of net sales, compared to $38.1 million, or 21.9% of net sales, respectively, for the comparable period in 2016. This decrease of gross profit margin was mainly due to the product mix and the high raw material price.

Research and development expenses

Research and development expenses were $9.5 million, or 3.9% of net sales, for the year ended December 31, 2017, as compared to $9.2 million, or 5.3% of net sales, for the comparable period in 2016. The Company will continue to invest on R&D activities in the future.

Selling and distribution expenses

Selling and distribution expenses were $7.5 million, or 3.1% of net sales, for the year ended December 31, 2017 compared to $6.9 million, or 4.0% of net sales, for the comparable period in 2016. The decrease of percent of net sales was attributable to our optimization of our customer base.

General and administrative expenses

General and administrative expenses were $15.4 million, or 6.3% of net sales, for the year ended December 31, 2017, compared to $18.2 million, or 10.4% of net sales, for the comparable period in 2016. This decrease was primarily due to the one-time expenses in 2016, including impairment loss of machinery and equipment and allowance for doubtful accounts that amounted to $0.5 million and $1.6 million, respectively. The Company expects that general and administrative expenses will remain stable even though the business continues to grow.

Foreign currency transaction (loss) gain

We experienced a loss of $2.4 million and a gain of $2.0 million on the foreign currency transaction between the US$ and the RMB for the years ended December 31, 2017 and 2016, respectively. The (loss) gain on the foreign currency transaction was due to the influence of the RMB relative to the US$ over the respective periods.

Changes in fair value in foreign currency derivatives

Changes in fair value in foreign currency derivatives were $0.3 million for the year ended December 31, 2017.

Government grants

Government grants were $1.4 million and $1.8 million for the years ended December 31, 2017 and 2016, respectively.

Other income

Other income, which consists of interest income and sundry income, was $0.5 million for the year ended December 31, 2017 and 2016.

Equity in earnings of investee

Equity in earnings of investee, the former equity method investee (Yipeng), was $0.1 million for the year ended December 31, 2017, as compared to $0.4 million for the comparable period in 2016.

Gain on dilution in equity method investee

Gain on dilution in equity method investee, which was due to the equity issuance of Yipeng to a third party, was $0.5 million for the year ended December 31, 2017.

Gain on sales of long-term investment

Gain on sales of long-term investment, which was due to sale the equity of Yipeng to a third party, was $1.7 million for the year ended December 31, 2017.

Gain on deconsolidation of a subsidiary

Gain on deconsolidation of a subsidiary, GZ Highpower, was $6.0 million for the year ended December 31, 2017.

Interest expenses

Interest expenses were $1.4 million for the years ended December 31, 2017 and 2016.

Income tax expenses

During the year ended December 31, 2017, we recorded a provision for income tax expense of $4.3 million as compared to $1.4 million for the comparable period in 2016.

Net income

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2017 was $16.8 million compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $6.1 million for the comparable period in 2016.

Reconciliation of Net Income to EBITDA

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

	For the years ended December 31,
	2017	2016
	$	$
Net income attributable to the Company	16,772,852	6,117,927

Interest expense	1,426,547	1,419,962
Income taxes expenses	4,315,325	1,439,177
Depreciation and Amortization	5,290,980	4,937,688

EBITDA	27,805,704	13,914,754

Key financial items excluding GZ Highpower

The Company deconsolidated GZ Highpower on December 21, 2017. Considered that the Company will no longer present GZ Highpower’s total assets and liabilities and operations and comprehensive incomes upon deconsolidation, the table below shows the comparative figures of key financial items excluding the effect of GZ Highpower:

	For the years ended December 31,
	2017	2016
	(unaudited)	(unaudited)
	$	$
Sales:
Lithium Business	161,660,771	112,128,757
Ni-MH Batteries and Accessories	53,492,309	57,211,657
Sales to GZ Highpower	746,776	367,982
Net sales (excluding GZ Highpwer)	215,899,856	169,708,396
Gross profit (excluding GZ Highpwer)	44,023,549	38,455,939
Gross profit margin (excluding GZ Highpwer)	20.4%	22.7%

Net income:
Net income	17,213,896	5,627,777
Less: Net income (loss) of GZ Highpower (including transaction with GZ Highpwer)	1,470,145	(1,633,834)
Net income (excluding GZ Highpwer)	15,743,751	7,261,611

	December 31, 2017	December 31, 2016
	(unaudited)	(unaudited)
	$	$
Total Assets:
Lithium Business	171,881,450	115,116,508
Ni-MH Batteries and Accessories (including $8,102,520 investment in GZ Highpower under equity method)	48,383,088	37,994,369
Amount due from GZ Highpower	-	6,601,065
Investment to GZ Highpower	-	4,028,893
Total Assets (excluding GZ Highpwer)	220,264,538	163,740,835

Liquidity and Capital Resources

We had cash of approximately $14.5 million as of December 31, 2017, as compared to $9.3 million as of December 31, 2016.

To provide liquidity and flexibility in funding our operations, we borrow funds under bank facilities and other external sources of financing. As of December 31, 2017, we had lines of credit with eight financial institutions aggregating $79.8 million. The maturities of these facilities vary from March 2018 to July 2019. The facilities are subject to regular review and approval. Certain of these bank facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan and his wife, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the bank facilities. As of December 31, 2017, we had utilized approximately $48.5 million under such general credit facilities and had available unused credit facilities of $31.3 million. The Company’s debt asset ratio dropped to 69.5% as of December 31, 2017, which decreased by 2.8% as compared to a debt asset ratio of 72.3% as of December 31, 2016.

For the year ended December 31, 2017, net cash used in operating activities was approximately $4.1 million, as compared to net cash provided by operating activities of $4.8 million for the comparable period in 2016. The net cash increase of $8.9 million used in operating activities is primarily due to an increase of $20.3 million in cash outflow from inventories, an increase of $14.6 million in cash inflow from amount due from related parties, and an increase of $3.2 million in cash outflow from amount due to a related party.

Net cash used in investing activities was $4.3 million for the year ended December 31, 2017 compared to $11.5 million for the comparable period in 2016. The net cash decrease of $7.2 million used in investing activities is primarily attributable to an increase of $10.5 million in cash inflow from proceeds from sale of long-term investments.

Net cash provided by financing activities was $11.6 million for the year ended December 31, 2017 as compared to $10.1 million for the comparable period in 2016. The net increase of $1.5 million cash provided by financing activities was primarily attributable to an increase of $5.9 million in cash inflow proceeds from non-financial institution borrowings.

For fiscal year 2017 and 2016, our inventory turnover was 6.0 and 6.6 times, respectively. The average days outstanding of our accounts receivable at December 31, 2017 was 77 days, as compared to 85 days at December 31, 2016. Inventory turnover and average days outstanding of accounts receivables are key operating measures that management relies on to monitor our business.

The accounts receivable and inventory turnover ratios have critical influence on the working capital. We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately 30 to 40 days, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials, work in process and finished goods inventory on hand to ensure timely delivery of our products to customers. We use two methods to support our working capital needs: (i) paying our suppliers under payment terms ranging from 60 to 120 days; and (ii) using short-term bank loans. Upon receiving payment for our accounts receivable, we pay our short-term loans. Our working capital management practices are designed to ensure that we maintain sufficient working capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to credit risk from our cash at bank, fixed deposits and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Accounts receivable are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of accounts receivable by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. We also work with Chinese Export & Credit Insurance Corporation to control credit risk from accounts receivable.

Foreign Currency and Exchange Risk

Though the reporting currency is the US$, the Company maintains its financial records in the functional currency of RMB. Substantially all of our operations are conducted in the PRC and we pay the majority of our expenses in RMB. Approximately 40% of our sales are made in US$. During the year ended December 31, 2017, the exchange rate of the RMB to the US$ appreciated approximately 6.4% from the level at the end of December 31, 2016. Appreciation of the RMB against the US$ would increase our costs when translated into US$ and could adversely affect our margins unless we make sufficient offsetting sales. Exchange rate fluctuations may also affect the value, in US$ terms, of our net assets. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. Due to the volatility of the US$ to our functional currency, the Company placed a purchasing forward exchange contracts to attempt to protect it from significant changes to the US$ which affects the value of its US$ receivables and sales.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

(c) Changes in Internal Control over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies) in our internal controls over financial reporting that occurred during the fourth quarter of 2017, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Comprehensive Credit Granting Contract between SZ Highpower and China Minsheng Banking Corp., Ltd. Shenzhen Branch

On November 14, 2017, SZ Highpower entered into a comprehensive credit line contract with China Minsheng Banking Corp., Ltd., Shenzhen Branch, which provides for a revolving line of credit of up to RMB20,000,000 ($3,073,188). The amount may be used for bank acceptance, although the maximum amount that the company may have outstanding under the facility at any given time is RMB20 million. SZ Highpower and its subsidiary HZ HTC or SZ Springpower may withdraw from each loan, from time to time as needed, but must make a specific drawdown application on or before November 14, 2018, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by HZ HTC, SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The line of credit required 40% of deposit, which is not included in the contract amount of line of credit, and actual total line of credit amount up to RMB 33,333,333 ($5,121,980). The used facility was $3,841,485 as of December 31, 2017 which was used for bank acceptance.

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

Maximum Financing Contract between SZ Springpower and Hua Xia Bank Co., Ltd. Shenzhen Branch

On October 23, 2017, SZ Springpower entered into a comprehensive credit line contract with Hua Xia Bank Co., Ltd. Shenzhen Branch, which provides for a revolving line of credit of up to RMB50,000,000 ($7,682,970). SZ Springpower may withdraw from each loan, from time to time as needed, but must make a specific drawdown application on or before October 23, 2018, after which time the bank may cancel all or part of the facilities. The loan is guaranteed by HZ HTC, SZ Springpower, ICON, our Chief Executive Officer, Dang Yu Pan and his wife. The used facility was $2,937,968 as of December 31, 2017 which was used for bank acceptance.

The following constitute events of default by SZ Springpower under the loan agreement: SZ Springpower provides false information or holds back important operational accounting facts; SZ Springpower changes the purpose of the financed capital or uses the financed capital for conducting any illegal or rule-breaking transaction without The bank’s consent; SZ Springpower violates any other contract or agreement concluded with others, or SZ Springpower makes any commitment or warranty unilaterally, which constitutes serious breach of other debts; the guarantee capacity of the guarantor hereunder becomes obviously insufficient, or the pledged or mortgaged property hereunder is expropriated or damaged or its value obviously declines, and SZ Springpower is unable to provide a new guarantee according to The bank’s requirements; during the valid period of this Contract, SZ Springpower expressly indicates or indicates by its acts that SZ Springpower is unable to or fails to perform its obligations specified in this Contract or the specific business contract; SZ Springpower transfers its assets, withdraws funds, evades debts or has any other behavior which damages The bank’s rights and interest; SZ Springpower does not perform its commitments made in this contract or does not perform the obligations agreed in this Contract or a specific business contract; SZ Springpower refuses The bank’s supervision and examination on SZ Springpower’s use of the credit funds and relevant operation and financial activities; SZ Springpower uses a false contract with an affiliated party to discount or pledge on the basis of bill receivable and accounts receivable without real trade background to illegally withdraw The bank's financing; SZ Springpower evades The bank’s obligatory right intentionally through affiliated transaction; SZ Springpower’s operating mode, self system or legal status is changed, including but not limited to contracting, lease, custody, asset reorganization, debt reconstruction, reform of shareholding system, joint operation, consolidation (merger), division, paid transfer of property, joint venture (cooperation), reduce of registered capital, or applying for winding-up, applying for dissolution (or cancellation), applying for reforming, reconciliation and bankruptcy; SZ Springpower has not obtained SZ Springpower’s written consent, hasn’t implemented the liability of repayment of the debts under a specific business contract of this Contract or hasn’t provided a new guarantee accepted by The bank; There is any serious crisis of the overall credit status, operating conditions and financial status of the group customer of SZ Springpower, which causes significant threat to the safety of The bank’s loan; SZ Springpower is unable to or is likely unable to repay the due debt because SZ Springpower sells, transfers or disposes by other means any material assets or SZ Springpower’s operation and financial status becomes worse; or SZ Springpower is involved in any significant economic lawsuit or arbitration and other legal dispute, or is involved in any significant administrative punishment, which serious affects and threatens the realization of the creditor’s rights of The bank; SZ Springpower goes out of business, is dissolved, stops business or is ordered to close, or its business license is revoked or cancelled; SZ Springpower violates any other obligation agreed in this Contract, or the Guarantor hereunder violates any obligation agreed in the guarantee contract, that The bank thinks sufficient to affect realization of its creditor’s rights; SZ Springpower causes a liability accident or a significant environment and social risk incident due to violation of relevant laws, regulations, regulatory provisions or industrial standards for food safety, work safety, environmental protection and management of environment and social risks, which has affected or may affect the performance of obligations under this Contract or a specific business contract.

Upon the occurrence of an event of default under the Maximum Financing Contract, the bank may adjust or cancel a credit line, and demand SZ Highpower to prepay all the borrowings and interests having been withdrawn under the contract.

Comprehensive Credit Contract between HZ HTC and Guangdong Huaxing Bank Co., Ltd. Huizhou Branch

On October 26, 2017, HZ HTC entered into a comprehensive credit line contract with Guangdong Huaxing Bank Co., Ltd. Huizhou Branch, which provides for a revolving line of credit of up to RMB60,000,000 ($9,219,564). HZ HTC may withdraw from each loan, from time to time as needed, but must make a specific drawdown application on or before September 27, 2018, after which time the bank may cancel all or part of the facilities. The comprehensive credit line shall be automatically terminated if the bank does not issue any credit line to HZ HTC prior to March 27, 2018. The loan is guaranteed by SZ Highpower, our Chief Executive Officer, Dang Yu Pan and HZ HTC’s accounts receivable. The used facility was $5,676,178 as of December 31, 2017 which was used for bank acceptance.

The following constitute events of default by HZ HTC under the loan agreement: HZ HTC violates agreed obligations under this Contract or any specific business contract during the validity of this Contract, or HZ HTC expressly indicates or indicates through its acts that it does not perform the agreed obligations under this Contract or any specific business contract during the validity of this Contract; the relevant certificates and documents submitted by HZ HTC to The bank or the representations, warranties and commitments made by HZ HTC are not true, not accurate or not complete, or have false record, misleading statement or major omission; HZ HTC conceals some important true information, or fails to coordinate The bank’s investigation, examination and inspection; HZ HTC changes the purpose of the loan funds without authorization, or conducts illegal transactions by use of the loan or bank loans; HZ HTC violates any other similar contract (including but not limited to credit contract, loan contract and guarantee contract) concluded and signed with The bank or with any third party, or debt securities issued by HZ HTC, or any dispute arising from such contract or securities is under litigation or arbitration; HZ HTC’s guarantor violates the guarantee contract (including but not limited to guarantee contract, mortgage contract and pledge contract) or has any breach of the guarantee contract, or the guarantee contract has not taken effect, is invalid or is canceled; HZ HTC has any one of the following behaviors, being negligent in managing and claiming the creditor’s right due, or disposing and transferring its main properties free of charge, or at unreasonable low price or by other improper means, or escaping debts; HZ HTC illegally get funds or credit from The bank or other banks by using a false contract and arrangement with a third party (including but not limited to HZ HTC's affiliated parties), including but not limited to pledge or discount of the notes receivable and other claims without actual trading background; HZ HTC evades bank claims through affiliated transactions or by other means; HZ HTC's operation conditions go into major problems, such as deterioration of financial conditions, serious financial losses, loss of assets (including but not limited to loss of assets caused due to external guarantee) or other financial crisis; HZ HTC has any illegal management behavior, and is subject to administrative punishment or criminal sanction, or is being investigated by relevant authorities, or is likely to be subject to administrative punishment or criminal sanction; HZ HTC has the following changes, such as division, consolidation, major merger, acquisition and reconstruction, disposal of major assets, reduction of capital, liquidation, reorganization, being announced bankruptcy or being dissolved; HZ HTC's controlling shareholder or actual controller is changed that The bank thinks having affected or likely to affect realization of creditor's rights hereunder; or there is any significant event of HZ HTC's controlling shareholder, actual controller, legal representative or senior management personnel, including but not limited to due to illegal management behavior, subject to administrative punishment or criminal sanction, or being investigated by relevant authorities, or likely to be subject to administrative punishment or criminal sanction, or is involved in a lawsuit or arbitration case, or serious deterioration of financial conditions, being announced bankruptcy or dissolved; There is adverse change to the industry where HZ HTC is located, which The bank thinks having affected or likely to affect realization of creditor's rights hereunder; HZ HTC fails to handle settlement or deposit or relevant business with The bank according to provisions; other circumstances related to HZ HTC which endanger or likely to endanger realization of creditor’s right.

Upon the occurrence of an event of default under the Comprehensive Credit Contract, the bank may: to adjust, cancel or terminate the comprehensive credit line hereunder, or to adjust the valid period of the line; to announce immediate maturity of all or part of HZ HTC's debts; to demand HZ HTC to immediately repay all or part of the credit line used; to demand HZ HTC to add security or take other measures to ensure The bank’s lawful rights and interests not infringed; to make deduction directly from the account of HZ HTC and the guarantor to repay all the debts under this Contract and the specific business contract (including the debts The bank requests for prepayment), without obtaining HZ HTC’s consent in advance; to exercise the suretyship, ask the surety to perform suretyship liability, or realize claim through disposal of the mortgaged property and/or pledged property.

Working Capital Loan Contract between SZ Highpower and Bank of China, Buji Sub-branch

On October 20, 2017, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,536,594) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw the facility before October 25, 2017 one-time, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.355% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan. The balance of loan was $1,536,594 as of December 31, 2017.

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

Working Capital Loan Contract between SZ Springpower and Bank of China, Buji Sub-branch

On October 20, 2017, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,536,594) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw in 30 days from October 24, 2017, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.355% on all outstanding loan amounts. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,536,594 as of December 31, 2017.

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

Upon the occurrence of an event of default, the bank may: request SZ Springpower or any guarantor to rectify the event of default within a specified time period; reduce, temporarily suspend or permanently terminate SZ Springpower’s credit limit in whole or in part; temporarily suspend or permanently terminate in part or in whole SZ Springpower’s application for specific credit line under the agreement; announce the immediate expiration of all the credit lines granted under the affiliated specific credit line contract as well as other contracts; terminate or release the contract, terminate or release in part or in whole any of the affiliated specific credit line contract as well as the other contracts executed between SZ Springpower and the bank; require compensation from SZ Springpower on the losses thereafter caused; hold SZ Springpower’s deposit account at the bank in custody for repayment of amounts due under the contract; exercise the real rights for security; request repayment from a guarantor; or take any other procedures deemed necessary by the bank.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors (our "Board") and executive management:

Name	Age	Position
Dang Yu Pan	50	Chief Executive Officer and Chairman of the Board
Sunny Pan	41	Chief Financial Officer and Corporate Secretary
Xing Qun Liao	38	Chief Technology Officer
Wen Liang Li	52	Director
T. Joseph Fisher, III	65	Director
Ping Li	52	Director
Jie Wang	54	Director

Dang Yu Pan has been the Chairman of the Board and Chief Executive officer of Highpower International and HKHTC since November 2007 and July 2003, respectively. Mr. Pan is the founder of SZ Highpower and has served as the Chairman of the Board and Chief Executive Officer since October 2002. Mr. Pan has served as a director ICON since February 2011; as a director and Chief Executive Officer of SZ Springpower since June 2008; and as a director of HZ HTC since March 2012. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou Haopeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of NanhaiShida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the Huangpu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990. We believe Mr. Pan’s qualifications to sit on our Board include his extensive understanding of our business, our products and the battery industry that he has acquired over his 20 years working in the battery industry, including over 15 years as an officer and director of SZ Highpower.

Sunny Pan has served as the Chief Financial Officer of the Company since February 2017 and was interim CFO prior to that, since August 7, 2016. From January 2016 to September 2017, Mr. Pan has been General Manager of HZ HTC. Mr. Pan joined the Company in January 2015 as its Finance Controller. Mr. Pan has over 20 years' experience in finance and IT management positions with several multi-national companies. Prior to joining the Company, Mr. Pan held positions with subsidiaries of Philips in China. From December 2013 to December 2014, Mr. Pan was Finance Controller and a director at Philips Luminaire Manufacturing (Shenzhen) Co., Ltd. and Finance Controller, managing director and legal representative at Philips Luminaire Manufacturing (Ningbo) Co., Ltd. and, from January 2011 to December 2013 he was Finance Controller at Philips Domestic Appliance & Personal Care Co., Ltd., Zhuhai. He has ACCA (UK) and CICPA (China) qualifications, and has extensive experience in OX IFRS/China GAAP/US GAAP. Mr. Pan received a B.S. in International Accounting from Shanxi Financial & Economical Institute in China in 1996, and an MBA from New York Institution of Technology.

Xing Qun Liao has served as Chief Technology Officer of the Company since June 2017. From June 2003 to September 2017, Mr. Liao has served as an engineer, R&D Manager, Chief Engineer, Deputy General Manager and General Manager of SZ Highpower. Since October 2017, Mr. Liao has been General Manager of HZ HTC. Mr. Liao received his Master and BA degrees in Central South University.

Wen Liang Li has been a director of Highpower International since November 2007 and a director of HKHTC since July 2003. From January 1996 to December 2002, Mr. Li served as Vice General Manager of Zhuhai Taiyi Battery Co., Ltd., a battery manufacturer. From November 2007 to June 2017, Wen Liang Li was Vice President, Chief Technology Officer of the Company and prior to that he held positions with the Company’s subsidiaries. Wen Liang Li remains as a director of the Company and continues working with the Company as Senior New Energy Scientist. Mr. Li received a master’s degree in Electrochemistry from the Harbin Institute of Technology in China in 1991. We believe that Mr. Li’s 25 years of work experience in the battery industry, including 15 years as an officer and director of SZ Highpower, well qualify Mr. Li to serve on our Board.

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

Jie Wang was appointed to our Board on October 18, 2017. Dr. Wang has been Executive Director of the Stanford Center for Sustainable Development and Global Competitiveness since 2008, and Consulting Professor, Department of Civil and Environmental Engineering, since 2013. In addition, since 2003, Dr. Wang has been Director of the Stanford Sustainable Development and Environmental Informatics Group. Dr. Wang has held numerous positions with Stanford University, including as Consulting Associate Professor and Consulting Assistant Professor, Department of Civil and Environmental Engineering from 2005-2013 and 2003-2005, respectively, Executive Director, Stanford-China Executive Leadership Program from 2005-2010, Senior Architect of E-commerce, ITSS from 1998-2000, and Architect of Distributed Computing Environment, ITSS, from 1995-1998. From 2002 to 2005, Dr. Wang was Senior System Architect at Collation, Inc., an IT management software provider, which is now a subsidiary of IBM [NYSE: IBM], and from 2000 to 2002, he was Senior Architect of Loudcloud Inc. one of the first cloud computing service providers, which is now a subsidiary of Hewlett-Packard Enterprise [NYSE: HPE]. In collaboration with colleagues, Dr. Wang has published extensively on computational reasoning and learning models for smart infrastructures/smart manufacturing and their optimized services, management and engineering informatics and knowledge integration for intelligent social services, social and service computing, sustainable development and environmental informatics, decision making and knowledge management for research and educational collaborations, E-commerce and E-govemment, IT as a modern tool for business competitive strategy, smart manufacturing, and strategy and implementation of smart city and smart region. Dr. Wang holds Ph.D. and M.S. degrees in Civil and Environmental Engineering from Stanford University, an M.S. in Meteorology and Physical Oceanography from the University of Miami, FL, and a B.S. in Naval Architecture and Ocean Engineering from Shanghai Jiao Tong University, China. We believe that Dr. Wang’s qualifications to sit on our Board include his background and comprehensive research in automation software for IT, smart infrastructure/smart manufacturing, and information and communication technologies and that Dr. Wang will provide the Company with valuable insight as we expand to take advantage of opportunities to apply our niche expertise within the IoT industry.

Family Relationships

There are no family relationships among any of the officers and directors.

Director Independence

Subject to certain exceptions, under the listing standards of the NASDAQ Stock Market, LLC, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Jie Wang, T. Joseph Fisher, III and Ping Li, is an “independent” director as defined by the listing standards of the NASDAQ Marketplace Rules currently in effect and approved by the SEC and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussion with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ Marketplace Rules.

Board Committees

Our Board has three standing committees – an Audit Committee (our "Audit Committee"), a Compensation Committee (our "Compensation Committee"), and a Nominating Committee (our "Nominating Committee").

Audit Committee

We established our Audit Committee in January 2008. The Audit Committee consists of Jie Wang, T. Joseph Fisher, III and Ping Li, each of whom is an independent director. Mr. Ping Li, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

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

Compensation Committee

We established our Compensation Committee in January 2008. The Compensation Committee consists of Jie Wang and T. Joseph Fisher, III, each of whom is an independent director. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for the Company’s directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. Our Board has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on the Company’s website at: www.highpowertech.com.

Nominating Committee

The Nominating Committee consists of Jie Wang and T. Joseph Fisher, III, each of whom is an independent director. T. Joseph Fisher, III is the Chairman of the Nominating Committee. The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our Board, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. Our Board has adopted a written charter for the Nominating Committee. A current copy of the Nominating Committee Charter is posted on the Company’s website at: www.highpowertech.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2017, all directors, officers and more than 10% owners filed reports required by Section 16(a) of Exchange Act on a timely basis, except for the following: Xing Qun Liao filed a late Form 3 upon becoming an officer and Form 4 reporting an option grant; Wen Liang Li filed late Form 4 filings reporting three sales transactions; Ping Li filed one late Form 5 in March 2017, reporting a late Form 4 transaction that occurred in fiscal year 2015; and Wen Wei Ma filed one late Form 4 reporting a sale transaction.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2017 and 2016 of the principal executive officer (our “named executive officers”).

Name and Position	Year	Salary	Non-equity Incentive Plan Awards	Stock Awards (1)	Option Awards (1)	Total
		$	$	$	$	$
Dang Yu Pan	2017	74,191	124,639	139,500	265,352	603,682
CEO and Chairman	2016	70,000	70,000	-	-	140,000
Sunny Pan	2017	75,007	65,935	93,000	226,242	460,184
Chief Financial Officer	2016	65,400	37,000	-	-	102,400
Wen Liang Li	2017	98,154	47,441	93,000	102,058	340,653
Former Vice President, Chief Technology Officer and Director (2)	2016	71,400	54,200	-	-	125,600
Xing Qun Liao
Chief Technology Officer (3)	2017	59,797	54,095	-	204,117	318,009

(1)

Represents the full grant date fair value computed in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718. For assumptions used in calculation of awards, see Note 19 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Mr. Li resigned as Vice President, Chief Technology Officer of the Company on June 12, 2017 but remain as a director of the Company and continues working with the Company as Senior New Energy Scientist.
(3)	Mr. Liao was appointed Chief Technology Officer in June 2017.

Bonus is based on performance. Key performance indicators, as criteria for determining bonuses include corporate profitability, net sales, net income, gross profit, efficiency and improvement, cost control and corporate milestone achievements.

On February 12, 2017, Sunny Pan was granted 15,000 options with an exercise price of $2.20 per share vesting one-third on each anniversary date of the grant beginning February 12, 2018.

On September 22, 2017, the Company granted the following awards, as applicable: Dang Yu Pan - 30,000 shares of restricted stock and 84,500 options; Sunny Pan - 20,000 shares of restricted stock and 65,000 options; Wen Liang Li - 20,000 shares of restricted stock and 32,500 options; and Xing Qun Liao - 65,000 options. The options have an exercise price of $4.65 per share and the awards vest over a three year period on the anniversary date of the grant at 30%, 30% and 40%, respectively, with the entire 30% vesting on the first anniversary of the grant, and thereafter on each subsequent anniversary date of the grant, the awards vest in equal installments on a 1/12th basis each month per year for the applicable percentage. The Company did not grant any equity awards to the named executive officers during 2016.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2017 by members of our Board. Compensation information for Dang Yu Pan and Wen Liang Li is described in the summary compensation table above.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (2)	Total
	$	$	$	$
T. Joseph Fisher, III	36,000	69,750	-	105,750
Ping Li	41,000	69,750	-	110,750
Xin Hai Li (3)	18,500	-	-	18,500
Jie Wang (4)	5,000	-	-	5,000

(1)	Includes fees paid as a member of the Special Committee, as further described below.
(2)	Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of awards, see Note 19 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.
(3)	Mr. Li resigned from the Board effective October 13, 2017.
(4)	On October 18, 2017, the board of directors of the Company appointed Dr. Jie Wang as a director, effective as of such date. Dr. Wang was also appointed to the Audit, Compensation and Nominating Committees of the Board. The compensation was accrued but not yet paid Dr. Wang.

We do not have a formal policy with respect to the compensation of our non-executive directors. We pay our non-executive directors for their services at the rate of $1,000 to $3,000 per month.

In November 2015, the Board formed a Special Committee to review and consider the non-binding investment letter from Anshan Co-operation (Group) Co., Ltd.. The members of the Special Committee were Ping Li, chairman, Xinhai Li and T. Joseph Fisher, III. Each member of the Special Committee received a monthly payment of $3,000 or $4,000, as applicable, and the chairman received a monthly payment of $5,000. The Special Committee was dissolved in March 2017.

On September 22, 2017, the Company granted to each of T. Joseph Fisher, III, Ping Li and Xin Hai Li awards of 15,000 shares of restricted stock. The awards vest over a three year period on the anniversary date of the grant at 30%, 30% and 40%, respectively, with the entire 30% vesting on the first anniversary of the grant, and thereafter on each subsequent anniversary date of the grant, the awards vest in equal installments on a 1/12th basis each month per year for the applicable percentage. Upon his resignation from the Board effective October 13, 2017, Xin Hai Li’s shares of unvested restricted stock granted on September 22, 2017 terminated.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Highpower International, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	915,042	$4.07	2,250,000
Equity compensation plans not approved by security holders	-	-	-
Total	915,042	$4.07	2,250,000

As of April 4, 2018, there were 2,209,500 shares available for issuance pursuant to the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of April 4, 2018, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of April 4, 2018 certain information with respect to beneficial ownership of our common stock based on 15,509,658 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;
•	Each named executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of April 4, 2018 excludes 3,165,042 shares of our common stock issuable upon the exercise of outstanding options and warrants. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Building A1, 68 Xinxia Street, Pinghu, Longgang, Shenzhen, Guangdong, 518111, People’s Republic of China.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

5% Stockholders
Renaissance Technologies LLC 800 Third Avenue, NY, NY 10022	1,090,700	(1)	7.0%

Directors and Executive Officers
Dang Yu Pan	3,092,773	(2)	19.9%

Wen Liang Li	1,501,117		9.7%

Sunny Pan	25,000	(3)	*

T. Joseph Fisher III	51,000	(3)	*

Ping Li	15,000		*

Jie Wang	-		-

Xing Qun Liao	-		-

Officers and Directors as a Group (total of 7 persons)	4,684,890	(3)	30.2%

*	Indicates beneficial ownership of less than1.0%.
(1)	According to a Schedule 13G filed with the SEC on February 14, 2018, Renaissance Technologies LLC (“RTC”) is majority owned by Renaissance Technology Holdings Corporation (“RTHC”). Each of RTC and RTHC have sole voting and dispositive power over 1,090,700 shares.
(2)	Includes 269,959 shares held by a company that is 100% owned by Dang Yu Pan.
(3)	For Mr. Pan, includes 5,000 shares underlying vested options. For Mr. Fisher, includes 15,000 shares underlying options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Subsidiaries of Highpower International, Inc.

HKHTC, a wholly-owned subsidiary of Highpower International, Inc., and each of HKHTC’s direct and indirect wholly-owned subsidiaries, SZ Highpower, HZ HTC, SZ Springpower and ICON have interlocking executive and director positions with the Company.

Guarantee Agreements

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer and his wife, Ms. Zhou Tao Yin have provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2017 and the guarantors of each loan:

Name of Bank	Amount Granted	Unused line of credit	Maturity date	Guaranteed by
	$	$
Ping An Bank Co., Ltd. (1)	10,756,158	3,130,042	3/16/2018	Dang Yu Pan
Industrial and Commercial Bank of China (1)	7,682,970	6,146,376	8/31/2018	Dang Yu Pan
Jiang Su Bank Co., Ltd. (1)	3,841,485	113,708	4/19/2018	Dang Yu Pan
Jiang Su Bank Co., Ltd. (2)	2,560,990	7,171	7/2/2018	Dang Yu Pan Zhou Tao Yin
Industrial Bank Co., Ltd. (1)	3,073,188	517,832	9/20/2018	Dang Yu Pan
Guangdong Huaxing Bank (1)	9,219,564	3,543,386	9/27/2018	Dang Yu Pan
Hua Xia Bank Co., Ltd. (2)	7,682,970	4,745,002	10/23/2018	Dang Yu Pan Zhou Tao Yin
China Minsheng Banking Corp., Ltd. (1)	5,121,980	1,280,495	11/14/2018	Dang Yu Pan
Bank of China (1)	13,445,197	8,279,168	7/11/2019	Dang Yu Pan
Bank of China (1)	12,292,752	3,366,677	7/12/2019	Dang Yu Pan
Bank of China (1)	4,097,584	143,928	7/25/2019	Dang Yu Pan
Total	79,774,838	31,273,785

(1)	The lines of credits are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.
(2)	The lines of credit are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife.

As of December 31, 2017, the bank borrowings in the above table were for working capital and capital expenditure purposes. These borrowings were secured by the land use right with a carrying amount of $2,639,631, the buildings with a carrying amount of $9,621,537. The loans as of December 31, 2017 were primarily obtained from two banks with interest rates ranging from 5.000% to 5.8725% per annum. The interest expenses were $909,878 and $925,115 for the years ended December 31, 2017 and 2016, respectively.

In 2017, the Company obtained borrowings from a third party non-financial institution in amount of $1,536,594 and an individual in an amount of $9,219,564, which were used for working capital and capital expenditure purposes. The interest rates for the borrowings were 5.655% and 5.66% per annum, respectively, and the borrowings must be repaid anytime no later than December 31, 2019 and January 10, 2018, respectively. The borrowings are personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. For the year ended December 31, 2017, the Company paid $3,857,910 back in total to the third party non-financial institution and an individual. The interest expenses of the above borrowings were $622,694 and $157,740 for the years ended December 31, 2017 and 2016, respectively.

On October 20, 2017, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,536,594) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw the facility before October 25, 2017 one-time, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.355% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

On October 20, 2017, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,536,594) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw in 30 days from October 24, 2017, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.355% on all outstanding loan amounts. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

On September 28, 2017, ICON entered into a working capital loan contract with Bank of China, Buji Sub-branch, providing for an aggregate loan of RMB10,000,000 ($1,536,594) to be used by ICON to purchase raw materials. ICON must withdraw in 30 days from September 29, 2017. ICON must pay back the loans before the maturity day on September 29, 2018. The interest rate is 5.8725%, which equals to the one year benchmarked by interbank rates, plus 1.5725% on all outstanding loan amounts. The loan is guaranteed by the SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

On August 3, 2017, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,536,594). SZ Springpower must pay back the loans before the maturity day on July 13, 2018. The interest rate is 5%, which equals to the one year benchmarked by interbank rates, plus 0.07% on all outstanding loan amounts.The loan is guaranteed by HZ HTC, HK HTC, SZ HTC and our Chief Executive Officer, Dang Yu Pan. The Company’s building in Shenzhen also serves as collateral for the loan.

On February 16, 2017, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000 ($1,537) to be used by SZ Highpower to purchase raw materials. The term of the loan is 10 months from the first withdrawal date. SZ Highpower must withdraw in 30 days from February 16, 2017, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 0.92% on all outstanding loan amounts. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

On December 22, 2016, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch, providing for an aggregate loan of RMB20,000,000 ($3,073,188) to be used for current funds for production and operations by SZ Highpower. The term of the loan is 12 months from the first withdrawal date. The interest rate is 4.35%. The loan is guaranteed by SZ Springpower, HKHTC and our Chief Executive Officer, Dang Yu Pan.

Also see Note 16. Short-term loans, Note 17. Non-financial institution borrowings, Note 18. Lines of credit and Note 26. Related party balance and transaction in the Notes to Consolidated Financial Statements.

Policy for Approval of Related Party Transactions

Our Audit Committee Charter to provides that the Audit Committee is responsible for reviewing and approving related party transactions between the Company and any person that is an officer, key employee, director or affiliate of the Company, including any payments made to such persons either directly or indirectly. Other than the forgoing, we do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Director Independence

See Item 10 “Directors, Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents professional audit service fees and all the audit-related expenses rendered by Marcum Bernstein &Pinchuk LLP, who reviewed the Company’s quarterly financial statements and audited the annual financial statements for the years ended December 31, 2017 and 2016.

	For the years ended December 31,
	2017	2016
	$	$
Audit Fees (1)	192,487	219,547
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	192,487	219,547

(1) These were fees for professional services performed by Marcum Bernstein & Pinchuk LLP for the review of quarterly financial reports and audit of annual financial statements in 2017 and 2016.

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

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on April 4, 2018.

Highpower International, Inc.
(Registrant)

Dated: April 4, 2018	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	April 4, 2018
/s/ Dang Yu Pan	Chairman of the Board
By: Dang Yu Pan	(Principal Executive Officer)

/s/ Sunny Pan	Chief Financial Officer	April 4, 2018
By: Sunny Pan	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Director	April 4, 2018
By: Wen Liang Li

/s/ Jie Wang	Director	April 4, 2018
By: Jie Wang

/s/ T. Joseph Fisher III	Director	April 4, 2018
By: T. Joseph Fisher III

/s/ Ping Li	Director	April 4, 2018
By: Ping Li

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Current Report on Form 8-K filed with the SEC on September 13, 2017).

4.1	Warrants to Purchase Shares of Common Stock dated January 17, 2014 issued to Patrick Ko (incorporated by reference (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014).

4.2	Rights Agreement by and between Registrant and Corporate Stock Transfer, dated September 12, 2017 (incorporated by reference from Current Report on Form 8-K filed with the SEC on September 13, 2017).

10.1	State-owned Land Use Rights Grant Contract No. 441302 – B – 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2	Land Use Right Agreement dated January 5, 2012 by and between Ganzhou Land and Resource Bureau and Ganzhou Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

10.3*	2008 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (file no. 001-34098) filed with the Securities and Exchange Commission on October 31, 2008).

10.4*	2017 Omnibus Incentive Plan (incorporated by reference from Current Report on Form 8-K filed December 7, 2017).

10.4(a)*	Form of Notice of Grant of [Non-Qualified/Incentive] Stock Option Award for 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 99.2 to Registration Statement on Form S-8 (Registration No. 333-222315) filed with the SEC on December 28, 2017).

10.4(b)*	Form of Notice of Grant of Restricted Stock Award for 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 99.3 to Registration Statement on Form S-8 (Registration No. 333-222315) filed with the SEC on December 28, 2017).

10.5	Investment Cooperation Agreement dated April 29, 2016, between Shenzhen Highpower Technology Co., Ltd., Shenzhen PowTech Equity Investment LP, and Dang Yu Pan, as guarantor. (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.6	Investment Cooperation Agreement dated May 19, 2016, between Shenzhen Highpower Technology Co., Ltd., Wei Linwei and Dang Yu Pan, as guarantor. (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

10.7	Comprehensive Credit Line Contract dated July 25, 2016, between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.7(a)	Maximum Guarantee Contract dated July 25, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.7(b)	Maximum Guarantee Contract dated July 25, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.7(c)	Maximum Guarantee Contract dated July 25, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.7(d)	Maximum Guarantee Contract dated July 25, 2016, between Huizhou Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.8	Working Capital Loan Contract dated July 27, 2016, between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.9	Comprehensive Credit Line Contract dated July 11, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.9(a)	Personal Maximum Guarantee Contract dated July 11, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.9(b)	Maximum Guarantee Contract dated July 11, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.9(c)	Collateral Contract dated July 11, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.10	Comprehensive Credit Line Contract dated July 12, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.10(a)	Maximum Guarantee Contract dated July 12, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.10(b)	Maximum Guarantee Contract dated July 12, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.10(c)	Maximum Guarantee Contract dated July 12, 2016, between Huizhou Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.10(d)	Collateral Contract dated July 12, 2016, between Ganzhou Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.11*	Labor Contract dated January 1, 2015 between Hong Kong Highpower Technology Co, Ltd. and Sunny Pan (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC on March 28, 2017).

10.12	Working Capital Loan Contract dated February 16, 2017, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017).

10.13	Comprehensive Credit Line Contract dated March 17, 2017, between Shenzhen Highpower Technology Co., Ltd. and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017).

10.13(a)	Maximum Guarantee Contract between Dang Yu Pan and Ping An Bank Co., Ltd., Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017).

10.13(b)	Maximum Guarantee Contract between Huizhou Highpower Technology Company, Limited. and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017).

10.13(c)	Maximum Guarantee Contract between Springpower Technology (Shenzhen) Company, Limited and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017).

10.14	Loan Agreement dated May 20, 2017, between Shenzhen Highpower Technology Co., Ltd., Shenzhen PowTech New Power Co., Ltd., and Dang Yu Pan, as guarantor. (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.15	Maximum Amount Comprehensive Credit Line Contract dated April 20, 2017, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.15(a)	Maximum Amount Personal Joint Responsibility Guarantee between Dang Yu Pan and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.15(b)	Maximum Amount Guarantee Contract between Huizhou Highpower Technology Company, Limited. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.15(c)	Maximum Amount Guarantee Contract between Shenzhen Highpower Technology Company, Limited. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.15(d)	Maximum Amount Guarantee Contract between Icon Energy System (Shenzhen) Company, Limited. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(d) to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.16	Agreement for Equity Transfer and Capital Increase dated May 5, 2017 between Xiamen Jiupai Yuanjiang New Power Equity Investment Funds Partnership (Limited Partnership) and Huizhou Yipeng Energy Technology Co Ltd. and its shareholders (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.17	Working Capital Loan Contract dated September 28, 2017, between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.18	Maximum Amount Comprehensive Credit Line Contract dated July 3, 2017, between Icon Energy System Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.18(a)	Maximum Amount Personal Joint Responsibility Guarantee between Dang Yu Pan and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.18(b)	Maximum Amount Personal Joint Responsibility Guarantee between Zhou Tao Yin and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.18(c)	Maximum Amount Guaranty Contract between Huizhou Highpower Technology Company, Limited and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.18(d)	Maximum Amount Guaranty Contract between Shenzhen Highpower Technology Company, Limited and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.19	Basic Credit Line Contract dated September 20, 2017, between Huizhou Highpower Technology Company, Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.19(a)	Maximum Amount Guaranty Contract between Dang Yu Pan and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.3(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.19(b)	Maximum Amount Guaranty Contract between Icon Energy System Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.19(c)	Maximum Amount Guaranty Contract between Shenzhen Highpower Technology Company, Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.3(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.19(d)	Maximum Amount Guaranty Contract between Springpower Technology (Shenzhen) Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.20	Working Capital Loan Contract dated August 3, 2017, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.21	Comprehensive Credit Line Supplementary Contract between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated in English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.22	Working Capital Loan Contract dated October 20, 2017, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.23	Working Capital Loan Contract dated October 20, 2017, between Shenzhen Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English).

10.24	Comprehensive Credit Granting Contract dated November 14, 2017, between Shenzhen Highpower Technology Co., Ltd and China Minsheng Banking Corp., Ltd (translated to English).

10.24(a)	Maximum Guarantee Contract between China Minsheng Banking Corp., Ltd and Dang Yu Pan (translated to English).

10.24(b)	Maximum Guarantee Contract between China Minsheng Banking Corp., Ltd and Huizhou Highpower Technology Co., Ltd. (translated to English).

10.24(c)	Maximum Guarantee Contract between China Minsheng Banking Corp., Ltd and Springpower Technology (Shenzhen) Co., Ltd. (translated to English).

10.25	Maximum Financing Contract dated October 23, 2017, between Springpower Technology (Shenzhen) Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch (translated to English).

10.25(a)	Personal Maximum Guarantee Contract between Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch and Dang Yu Pan (translated to English).

10.25(b)	Personal Maximum Guarantee Contract between Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch and Yin Zhoutao (translated to English)

10.25(c)	Maximum Guarantee Contract between Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch and Huizhou Highpower Technology Co., Ltd. (translated to English).

10.25(d)	Maximum Guarantee Contract between Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch and Icon Energy System (Shenzhen) Co., Ltd. (translated to English).

10.25(e)	Maximum Guarantee Contract between Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.26	Comprehensive Credit Line Contract dated October 26, 2017, between Huizhou Highpower Technology Co. Ltd. and Guangdong Huaxing Bank Co., Ltd. Huizhou Branch (translated to English).

10.26(a)	Maximum Suretyship Guaranty Contract between Guangdong Huaxing Bank Co., Ltd. Huizhou Branch and Dang Yu Pan (translated to English).

10.26(b)	Maximum Suretyship Guaranty Contract between Guangdong Huaxing Bank Co., Ltd. Huizhou Branch and Shenzhen Highpower Technology Co., Ltd. (translated to English).

10.26(c)	Maximum Pledge Guaranty Contract between Guangdong Huaxing Bank Co., Ltd. Huizhou Branch and Huizhou Highpower Technology Co. Ltd. (translated to English).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

23.1	Consent of Marcum Bernstein & Pinchuk LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan.
**	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934 as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
+	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Highpower International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highpower International, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2011.

Guangzhou, China
April 4, 2018

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31,	December 31,
	2017	2016
	$	$
ASSETS
Current Assets:
Cash	14,502,171	9,324,393
Restricted cash	25,953,946	11,213,640
Accounts receivable, net	58,252,999	46,280,769
Amount due from related parties	1,165,838	7,517,250
Notes receivable	2,606,517	1,093,730
Advances to suppliers	6,050,531	2,007,184
Prepayments and other receivables	4,268,527	3,694,020
Foreign exchange derivatives	236,436	-
Inventories	42,946,644	22,207,333

Total Current Assets	155,983,609	103,338,319

Property, plant and equipment, net	46,520,776	43,504,991
Long-term prepayments	3,715,445	1,198,668
Land use rights, net	2,639,631	3,622,435
Other assets	748,431	500,000
Deferred tax assets, net	750,267	1,477,761
Long-term investments	9,906,379	9,689,576

TOTAL ASSETS	220,264,538	163,331,750

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	60,368,012	49,463,901
Deferred income	309,638	761,491
Short-term loans	10,128,646	18,776,080
Non-financial institution borrowings	10,756,158	3,741,115
Notes payable	54,859,478	30,658,000
Amount due to a related party	-	1,522,313
Other payables and accrued liabilities	12,243,345	11,148,556
Income taxes payable	3,609,391	1,963,298

Total Current Liabilities	152,274,668	118,034,754

Income taxes payable, noncurrent	777,685	-
Warrant Liability	-	259

TOTAL LIABILITIES	153,052,353	118,035,013

COMMITMENTS AND CONTINGENCIES	-	-

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars)

	December 31,	December 31,
	2017	2016
	$	$

EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,509,658 shares issued and outstanding at December 31, 2017 and 15,114,991 shares issued and outstanding at December 31, 2016)	1,551	1,511
Additional paid-in capital	12,709,756	11,580,934
Statutory and other reserves	6,549,815	4,992,463
Retained earnings	44,481,568	29,266,068
Accumulated other comprehensive income (loss)	3,469,495	(873,582)

Total equity attributable to the stockholders of Highpower International Inc.	67,212,185	44,967,394

Non-controlling interest	-	329,343

TOTAL EQUITY	67,212,185	45,296,737

TOTAL LIABILITIES AND EQUITY	220,264,538	163,331,750

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the years ended December 31,
	2017	2016
	$	$
Net sales	244,166,312	173,851,113
Cost of sales	(196,792,444)	(135,768,642)
Gross profit	47,373,868	38,082,471

Research and development expenses	(9,512,074)	(9,243,750)
Selling and distribution expenses	(7,500,560)	(6,888,052)
General and administrative expenses	(15,393,791)	(18,186,362)
Foreign currency transaction (loss) gain	(2,390,417)	1,959,036
Total operating expenses	(34,796,842)	(32,359,128)

Income from operations	12,577,026	5,723,343

Changes in fair value of warrant liability	259	140,290
Changes in fair value of foreign exchange derivatives	273,496	-
Government grants	1,357,852	1,762,266
Other income	458,247	509,262
Equity in earnings of investee	107,243	351,755
Gain on dilution in equity method investee	500,270	-
Gain on sale of long-term investment	1,677,367	-
Gain on deconsolidation of a subsidiary	6,004,008	-
Interest expenses	(1,426,547)	(1,419,962)
Income before income taxes	21,529,221	7,066,954

Income taxes expenses	(4,315,325)	(1,439,177)
Net income	17,213,896	5,627,777

Less: net income (loss) attributable to non-controlling interest	441,044	(490,150)
Net income attributable to the Company	16,772,852	6,117,927

Comprehensive income
Net income	17,213,896	5,627,777
Foreign currency translation gain (loss)	4,234,078	(3,540,334)
Comprehensive income	21,447,974	2,087,443

Less: comprehensive income (loss) attributable to non-controlling interest	479,098	(524,140)
Comprehensive income attributable to the Company	20,968,876	2,611,583

Earnings per share of common stock attributable to the Company
- Basic	1.09	0.41
- Diluted	1.09	0.40

Weighted average number of common stock outstanding
- Basic	15,326,797	15,105,235
- Diluted	15,435,371	15,113,914

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(Stated in US Dollars)

						Accumulated
			Additional			other
	Common stock		paid-in	Statutory and	Retained	comprehensive	Non-controlling
	Shares	Amount	capital	other reserves	earnings	income	interest	Total
		$	$	$	$	$	$	$

Balance, December 31, 2015	15,101,679	1,510	11,227,979	4,042,429	24,098,175	2,632,762	853,483	42,856,338
Proceeds from exercise of stock options	13,312	1	35,009	-	-	-	-	35,010
Foreign currency translation adjustments	-	-	-	-	-	(3,506,344)	(33,990)	(3,540,334)
Share-based compensation expenses	-	-	317,946	-	-	-	-	317,946
Transfer to statutory and other reserves	-	-	-	950,034	(950,034)	-	-	-
Net income	-	-	-	-	6,117,927	-	(490,150)	5,627,777

Balance, December 31, 2016	15,114,991	1,511	11,580,934	4,992,463	29,266,068	(873,582)	329,343	45,296,737

Proceeds from exercise of stock options	294,667	30	802,661	-	-	-	-	802,691
Foreign currency translation adjustments	-	-	-	-	-	4,196,024	38,054	4,234,078
Share-based compensation expenses	100,000	10	326,161	-	-	-	-	326,171
Transfer to statutory and other reserves	-	-	-	1,705,747	(1,705,747)	-	-	-
Net income	-	-	-	-	16,772,852	-	441,044	17,213,896
Deconsolidation of a subsidiary	-	-	-	(148,395)	148,395	147,053	(808,441)	(661,388)

Balance, December 31, 2017	15,509,658	1,551	12,709,756	6,549,815	44,481,568	3,469,495	-	67,212,185

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the years ended December 31,
	2017	2016
	$	$
Cash flows from operating activities
Net income	17,213,896	5,627,777
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,290,980	4,937,688
Allowance for doubtful accounts	58,728	1,651,546
Impairment of machinery and equipment	-	530,914
Loss on disposal of property, plant and equipment	48,976	609,842
Deferred taxes	374,626	(32,756)
Changes in fair value of foreign exchange derivatives	(228,314)	-
Gain on deconsolidation of a subsidiary	(6,004,008)	-
Equity in earnings of investee	(107,243)	(351,755)
Gain on dilution in equity method investee	(500,270)	-
Gain on sale of long-term investment	(1,677,367)	-
Share based compensation	326,171	317,946
Changes in fair value of warrant liability	(259)	(140,290)
Changes in operating assets and liabilities:
Accounts receivable	(11,926,311)	(13,809,278)
Other assets	(288,180)	-
Notes receivable	(1,389,107)	575,514
Advances to suppliers	(5,070,174)	(72,470)
Prepayments and other receivables	(673,006)	(1,683,119)
Amount due from related parties	7,140,963	(7,457,338)
Amount due to related parties	(1,569,839)	1,589,963
Inventories	(24,705,574)	(4,410,429)
Accounts payable	15,183,933	11,196,709
Deferred income	154,151	(64,658)
Other payables and accrued liabilities	2,023,991	5,471,022
Income taxes payable	2,240,550	307,984
Net cash flows (used in) provided by operating activities	(4,082,687)	4,794,812

Cash flows from investing activities
Acquisitions of plant and equipment	(13,730,328)	(8,487,473)
Acquisition of long-term investment	-	(3,005,666)
Loan to a related party	(514,821)	-
Proceeds from sale of long-term investment	10,535,062	-
Impact to cash resulting from deconsolidation of a subsidiary	(632,754)	-
Net cash flows used in investing activities	(4,342,841)	(11,493,139)

Cash flows from financing activities
Proceeds from short-term bank loans	12,725,676	19,611,969
Repayments of short-term bank loans	(22,331,365)	(13,526,998)
Proceeds from non-financial institution borrowings	10,386,681	4,508,499
Repayments of non-financial institution borrowings	(3,857,910)	(601,133)
Repayment of long-term bank loans	-	(1,803,399)
Proceeds from notes payable	90,871,294	59,952,794
Repayments of notes payable	(69,511,376)	(57,731,108)
Proceeds from exercise of employee options	802,691	35,010
Repayment from GZ Highpower	6,035,600	-
Change in restricted cash	(13,498,698)	(320,093)
Net cash flows provided by financing activities	11,622,593	10,125,541
Effect of foreign currency translation on cash	1,980,713	47,212
Net increase in cash	5,177,778	3,474,426
Cash - beginning of year	9,324,393	5,849,967
Cash - end of year	14,502,171	9,324,393

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	1,700,149	1,163,950
Interest expenses	1,550,878	1,229,173
Non-cash investing and financing activities:
Offset of deferred income related to government grant and property, plant and equipment	263,948	229,951
Transfer of equipment to Yipeng	-	7,156,717

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

1.	Principal activities and organization

The consolidated financial statements include the financial statements of Highpower International, Inc. ("Highpower") and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiary Shenzhen Highpower Technology Company Limited (“SZ Highpower”), SZ Highpower’s wholly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”) and SZ Highpower’s and HKHTC’s jointly owned subsidiaries, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”) and Icon Energy System Company Limited (“ICON”). Highpower and its direct and indirect wholly owned subsidiaries are collectively referred to as the "Company".

Highpower was incorporated in the State of Delaware on January 3, 2006. HKHTC was incorporated in Hong Kong on July 4, 2003. All other subsidiaries are incorporated in the People’s Republic of China ("PRC").

On December 11, 2017, GZ Highpower signed an Agreement on Capital Increase and Share Enlargement (the “Agreement”) with Xiamen Tungsten Co., Ltd. ("Xiamen Tungsten") and Mr. Ou, the General Manager of GZ Highpower. Pursuant to the terms of the Agreement, GZ Highpower will receive a total of RMB92.8 million (approximately $14.3 million), including RMB78.9 million (approximately $12.1 million) from Xiamen Tungsten in exchange for 55.294% ownership of GZ Highpower (the “Transaction”). The Transaction was completed on December 21, 2017 upon the receipt of the payments by GZ Highpower. After the Transaction, SZ Highpower holds 31.294% of the equity interest of GZ Highpower. The Company no longer holds the controlling equity interest of GZ Highpower and deconsolidated GZ Highpower on December 21, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP").

Consolidation

The consolidated financial statements include the accounts of Highpower and its direct and indirect wholly subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company deconsolidates a subsidiary as of the date the Company ceases to have a controlling financial interest in that subsidiary. In 2017, the Company deconsolidated GZ Highpower (See Note 12).

Reclassification

The Company has reclassified certain comparative balances in the consolidated balance sheet for December 31, 2016 and comparative balance in the consolidated statements of operations and comprehensive income to conform to the current period’s presentation. The reclassification includes the segregation of: 1) the balance of long-term prepayments related to the advances paid to equipment suppliers from the balance of prepayments and other receivables; 2) the balance of advances to suppliers related to raw materials from the balance of prepayments and other receivables; and 3) the amount of government grants from other income. The reclassification did not have an impact on the reported total assets, liabilities, stockholders’ equity and operations and comprehensive income.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair value of financial instruments; provisional amounts based on reasonable estimates for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the management of the Company has delegated a team responsible for determining credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual trade debt at each balance sheet date with the consideration of credit insurance to ensure that adequate impairment losses are made for irrecoverable amounts. In this regard, the management of the Company considers that the Company’s credit risk is significantly reduced.

No customer accounted for 10% or more of net sales during the years ended December 31, 2017 and 2016.

No supplier accounted for or over 10% of our total purchase amount during the years ended December 31, 2017 and 2016.

There was one major customer accounted for 10.1% of the accounts receivable as of December 31, 2017. There was no customer accounted for 10% or more of the accounts receivable as of December 31, 2016.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Cash

Cash include all cash on hand and cash in bank with no restrictions.

Restricted cash

Restricted cash include time deposit pledged for bank loan facilities within one-year maturities, cash deposit for bank acceptance bills within six-month maturities and special bank accounts required by government grant.

Accounts receivable

Accounts receivable are stated at the original amount less an allowance for doubtful receivables, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. The Company analyzes the aging of the customer accounts, coverage of credit insurance, customer concentrations, customer credit-worthiness, historical and current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Notes receivable

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months.

Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using the weighted average method. Inventories include raw materials, packing materials, consumables, work in progress and finished goods. The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to net realizable value. The Company wrote down inventories of $1,109,702 and $87,236 for the years ended December 31, 2017 and 2016, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Long-term investments

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

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary. As of December 31, 2017 and 2016, management believes no impairment charge is necessary.

Land use rights

Land use rights represent payments for the rights to use certain parcels of land for a certain period of time in the PRC. Land use rights are carried at cost and charged to expense on a straight-line basis over 50 years the rights are granted.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Other assets

Other assets represent the long-term rental deposits and a royalty-bearing, non-exclusive license to use certain patents owned by an unrelated party ("License Provider"), to manufacture rechargeable nickel metal hydride batteries for portable consumer applications (“Consumer Batteries”) in the PRC, and a royalty-bearing, non-exclusive worldwide license to use certain patents owned by License Provider to manufacture, sell and distribute Consumer Batteries.

Government grants

Conditional government grants are recognized as deferred income when received. Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the consolidated balance sheet as deferred income and deducted in calculating the carrying amount of the related asset. The revenue from such grants is recognized in profit or loss over the life of the related depreciable asset as a reduction of depreciation expense. As of December 31, 2017 and 2016, the Company recorded deferred income of $309,638 and $761,491, respectively, for the government grants to purchase non-current assets.

Government grants as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related benefit are recognized in the period in which they become receivable. Approximately $1,357,852 and $1,762,266 government grant were recognized for the years ended December 31, 2017 and 2016, respectively.

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

Cost of Sales

Cost of sales consists primarily of material costs, labor costs, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost or net realizable value is also recorded in cost of sales.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of December 31, 2017 and 2016 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

Comprehensive income

Comprehensive income is comprised of the Company’s net income and other comprehensive income. The component of other comprehensive income or loss is consisted solely of foreign currency translation adjustments, net of the income tax effect.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Foreign currency translation and transactions

Highpower’s functional currency is the United States dollar ("US$"). HKHTC's functional currency is the Hong Kong dollar ("HK$"). The functional currency of Highpower's other direct and indirect wholly owned subsidiaries in the PRC is the Renminbi ("RMB").

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

Segment Reporting

The Company uses the “management approach” in determining reportable segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. The Company’s reportable segments are based on products, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Therefore the Company categorizes its business into three reportable segments, namely (i) Lithium Business; (ii) Ni-MH Batteries and Accessories; and (iii) New Material.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash, restricted cash, trade and other receivables, deposits, trade and other payables and short-term borrowings, approximate their fair value due to the short-term maturity of such instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Foreign Exchange Derivatives

From time to time the Company may utilize foreign currency forward contracts to reduce the impact of foreign currency exchange rate risk. Management considered that the foreign currency forwards did not meet the criteria for designated hedging instruments and hedged transactions to qualify for cash flow hedge or fair value hedge accounting. The currency forwards therefore are accounted for as derivatives, with fair value changes reported as gain (loss) of derivative instruments in the statements of operations. The derivatives asset is recognized in the balance sheet at the fair value (level 2).

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which was subsequently modified in August 2015 by ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The core principle of ASU 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). In 2017, the FASB issued Accounting Standards Update (ASU) 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which was originally issued in ASU 2014-09. The amendments in this Update require that an entity to initially measure a retained non-controlling interest in a nonfinancial asset at fair value consistent with a how a retained non-controlling interest in a business is measured.

During 2017, the Company made significant progress toward its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures. The Company has established a cross-functional implementation team on assessment on the five-step model of the new standard to its revenue contracts.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. It also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Management has adopted this standard effective January 1, 2018 using the modified-retrospective approach, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company also estimates there will not be a material impact to the beginning balance of retained earnings.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). Balance Sheet Classification of Deferred Taxes which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on the consolidated balance sheet. The Company adopted this guidance effective January 1, 2017 and it was applied retrospectively for all prior periods.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The amendments in this update provide guidance on eight specific cash flow issue. It applies to all entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). The amendments in this Update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory and align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS). Public business entities should apply the amendments in ASU 2016-16 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. Public business entities should apply the amendments in ASU 2018-02 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of adopting ASU 2018-02 on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

3.	Restricted cash

	December 31,	December 31,
	2017	2016
	$	$
Securities for bank acceptance bill	21,837,690	10,541,105
Time deposit	3,982,226	151,083
Government subsidy deposit	134,030	521,452
	25,953,946	11,213,640

As of December 31, 2017, cash of $21.8 million was restricted by eight banks for bank acceptance bill, cash of $4.0 million was restricted for short-term bank loan and cash of $0.1 million was restricted under supervision by the Government due to government subsidy granted.

As of December 31, 2016, cash of $10.5 million was restricted by five banks for bank acceptance bill, cash of $0.2 million was restricted for short-term bank loan and cash of $0.5 million was restricted under supervision by the Government due to government subsidy granted.

4.	Accounts receivable, net

	December 31,	December 31,
	2017	2016
	$	$
Accounts receivable	61,431,785	49,460,347
Allowance for doubtful accounts	(3,178,786)	(3,179,578)
	58,252,999	46,280,769

The Company recorded bad debt expense of $58,728 and $1,176,208 for the years ended December 31, 2017 and 2016, respectively. The Company write-off accounts receivable against the allowance for doubtful accounts of $100,213 and $42,897 for the years ended December 31, 2017 and 2016, respectively.

5.	Advances to suppliers

Balances of advances to suppliers were $6,050,531 and $2,007,184 as of December 31, 2017 and 2016, respectively, which represented prepayments to suppliers for raw material.

6.	Prepayments and other receivables

	December 31,	December 31,
	2017	2016
	$	$
Value-added tax (“VAT”) prepayment	3,132,236	1,100,319
Rental deposit	12,523	266,883
Prepaid insurance fee	6,098	259,113
Advances to staff for daily operations	180,850	81,502
Compensation receivable for land occupation	486,019	455,115
Other receivables from third parties (1)	444,263	1,508,278
Prepaid expense	492,557	477,925
	4,754,546	4,149,135
Less: allowance for doubtful accounts	486,019	455,115
	4,268,527	3,694,020

(1) Other receivables from third parties represented the receivable of equipment deposit from an equipment supplier as of December 31, 2017. Other receivables from third parties represented payment of $532,389 due on demand and the receivable of equipment deposit from an equipment supplier of $975,889 as of December 31, 2016.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

7.	Long-term prepayments

Balances of long-term prepayments were $3,715,445 and $1,198,668 as of December 31, 2017 and 2016, respectively, which represented prepayments for equipment purchases.

8.	Inventories

	December 31,	December 31,
	2017	2016
	$	$
Raw materials	21,428,315	6,492,755
Work in progress	6,931,486	4,878,856
Finished goods	14,284,563	10,608,180
Packing materials	36,797	21,083
Consumables	265,483	206,459
	42,946,644	22,207,333

9. Property, plant and equipment, net

	December 31,	December 31,
	2017	2016
	$	$
Cost
Construction in progress	1,330,643	715,188
Furniture, fixtures and office equipment	5,794,983	4,025,635
Leasehold improvement	7,080,409	5,865,909
Machinery and equipment	33,176,416	27,526,572
Motor vehicles	1,498,605	1,496,628
Building	20,169,197	21,797,158
	69,050,253	61,427,090
Less: accumulated depreciation	22,529,477	17,922,099
	46,520,776	43,504,991

The Company recorded depreciation expenses of $5,152,396 and $4,797,968 for the years ended December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, deferred income related to government grants of $263,948 and $229,951, respectively, was reduced from the carrying amount of property, plant and equipment.

During the years ended December 31, 2017 and 2016, the Company recorded nil and $530,914 of impairment loss of machinery and equipment, respectively.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of December 31, 2017 and 2016. The net carrying amounts of the buildings were $9,224,694 and $8,864,837 as of December 31, 2017 and 2016, respectively.

The building located in Longgang, Shenzhen, Guangdong was pledged as collateral for bank loans as of December 31, 2017 and 2016. The net carrying amount of the buildings was $396,843 and $394,640 as of December 31, 2017 and 2016, respectively.

The buildings comprising the Ganzhou facilities were pledged as collateral for short-term loans and bank acceptance bills drawn under certain lines of credit as of December 31, 2016. The carrying amount of the building was $2,594,975 as of December 31, 2016 (See Note 12).

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

10.	Land use rights, net

	December 31,	December 31,
	2017	2016
	$	$
Cost
Land located in Huizhou	3,299,539	3,089,739
Land located in Ganzhou	-	1,205,368
	3,299,539	4,295,107
Accumulated amortization	(659,908)	(672,672)
Net	2,639,631	3,622,435

As of December 31, 2017, land use right included certain parcel of land located in Huizhou City, Guangdong Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters will expire on May 23, 2057. As of December 31, 2016, land use right also included certain parcel of land located in Ganzhou City, Jiangxi Province, PRC. Land use rights for land in Ganzhou City with an area of approximately 58,669 square meters will expire on January 4, 2062 (See Note 12).

Land use rights are being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

For the years ending December 31,	$
2018	63,724
2019	63,724
2020	63,724
2021	63,724
2022	63,724
Thereafter	2,321,011
2,639,631

The Company recorded amortization expenses of $88,584 and $89,720 for the years ended December 31, 2017 and 2016, respectively.

The land use right for land located in Huizhou was pledged as collateral for bank loans as of December 31, 2017 and 2016, respectively.

The land use right for land located in Ganzhou City was pledged as collateral for bank loans as of December 31, 2016.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

11.	Other assets

	December 31,	December 31,
	2017	2016
	$	$
Consumer battery license fee (1)	450,000	500,000
Long-term rental deposit	298,431	-
	748,431	500,000

(1) The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement with a License Provider over a period of 20 years on the straight line basis in accordance with the terms of license (See Note 13).

Amortization expenses included in research and development expense were $50,000 for both the years ended December 31, 2017 and 2016.

12.	Long-term investments

Investment to Yipeng

In 2016, the Company invested an aggregate amount of RMB65.0 million (approximately $10.0 million) in exchange for 35.4% of the equity interest of Yipeng, which was recorded under the equity method as of December 31, 2016.

On May 5, 2017, the Company entered into an Agreement for Equity Transfer and Capital Increase (the “Equity Transfer Agreement”) with a third party, Xiamen Jiupai Yuanjiang New Power Equity Investment Partnership ("New Power"). New Power invested RMB60.0 million (approximately $9.2 million) for a 20% equity interest in Yipeng, which the business registration was completed on June 8, 2017, and the Company received RMB71.0 million (approximately $10.9 million) in cash from New Power for the sales of 25,145,834 shares in Yipeng on July 27, 2017 (collectively, the “Equity Transfer Transaction”). After the Equity Transfer Transaction, the Company’s equity ownership in Yipeng decreased from 35.4% to 4.654%, and the Company lost the ability to exercise significant influence over Yipeng, discontinued the use of equity method accounting and applied the cost method.

The Company recognized gain on dilution in equity method investee of $500,270 for the year ended December 31, 2017 in connection with the additional equity issuance of Yipeng to New Power. The Company recognized gain on sales for $1,677,367 in connection with the sales of its shares in Yipeng to New Power.

The equity in earnings of investee was $107,243 and $351,755 from January 1, 2017 to July 27, 2017 and from May 12, 2016 to December 31, 2016, respectively.

Deconsolidation of GZ Highpower

On December 11, 2017, GZ Highpower signed the Agreement with Xiamen Tungsten and Mr. Ou, the General Manager of GZ Highpower. Pursuant to the terms of the Agreement, GZ Highpower will receive a total of RMB92.8 million (approximately $14.3 million), including RMB78.9 million (approximately $12.1 million) from Xiamen Tungsten in exchange for 55.294% ownership of GZ Highpower. The Transaction was completed on December 21, 2017 upon the receipt of the payments by GZ Highpower. After the Transaction, the Company lost the controlling power over GZ Highpower and deconsolidated GZ Highpower. As of December 31, 2017, the Company held 31.294% of the equity interest of GZ Highpower which was recorded under the equity method.

In connection with the Transaction, RMB 40 million (approximately $6.1 million) of the proceeds was received by the Company in the form of repayments of loans and related interests that were previously extended by the Company to GZ Highpower.

During the year ended December 31, 2017, the Company recognized gain amounting to $6,004,008 arising from deconsolidation of GZ Highpower which was completed on December 21, 2017.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

13.	Other payables and accrued liabilities

	December 31,	December 31,
	2017	2016
	$	$
Accrued expenses	1,140,443	1,011,866
Accrued payroll	7,442,056	6,094,843
Royalty payable	427,986	400,773
VAT payable	94,612	554,064
Sales deposits received	1,759,021	1,582,141
Other payables	1,379,227	1,504,869
	12,243,345	11,148,556

14.	Taxation

Highpower and its direct and indirect wholly owned subsidiaries file tax returns separately.

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

2) Income tax

United States

Tax Reform

On December 22, 2017, the Tax Act was signed into legislation. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

As of December 31, 2017, the Company has not completed its accounting for certain tax effects of enactment of the Tax Act; however, as described below, the Company has made reasonable estimates of the effects on our existing deferred tax balances and the one-time transition tax. The Company expects to finalize these provisional estimates before the end of 2018 after completing our reviews and analysis, including reviews and analysis of any interpretations issued during this re-measurement period.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

14.	Taxation (continued)

United States (continued)

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The one-time transition tax is based on the total post-1986 earnings and profits (“E&P”) for which the Company has previously deferred U.S. income taxes. The Company recognized a one-time transition tax of $0.8 million on previously deferred foreign earnings of $17.0 million. The Company expects to make adjustments to this provisional estimate based on additional clarifying and interpretative technical guidance to be issued related to the calculation of the one-time transition tax.

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

The components of the provision for income taxes expenses are:

	For the years ended December 31,
	2017	2016
	$	$
Current	3,940,699	1,471,933
Deferred	374,626	(32,756)
Total income taxes expenses	4,315,325	1,439,177

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

14.	Taxation (continued)

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	For the years ended December 31,
	2017	2016
	$	$
Income before tax	21,529,221	7,066,954

Provision for income taxes at PRC statutory income tax rate (25%)	5,382,305	1,766,739
Impact of different tax rates in other jurisdictions	(75,504)	100,139
Effect of PRC preferential tax rate	(2,313,343)	(959,453)
R&D expenses eligible for super deduction	(451,003)	(546,088)
Other non-deductible expenses	754,820	146,493
Toll-charge from the Tax Act	5,773,436	-
Foreign tax credits	(2,063,810)	-
Change in valuation allowance of deferred tax assets	(2,691,576)	931,347
Effective enterprise income tax	4,315,325	1,439,177

3) Deferred tax assets, net

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	December 31,	December 31,
	2017	2016
	$	$
Tax loss carry-forward	991,766	4,274,881
Allowance for doubtful receivables	136,562	121,932
Impairment for inventory	222,289	98,276
Difference for sales cut-off	17,322	14,245
Deferred income	46,446	114,224
Property, plant and equipment subsidized by government grant	269,344	468,313
Impairment for property, plant and equipment	58,304	76,248
Total gross deferred tax assets	1,742,033	5,168,119
Valuation allowance	(991,766)	(3,690,358)
Total net deferred tax assets	750,267	1,477,761

As of December 31, 2017, the Company had net operating loss carry-forwards in Hong Kong of $6,010,701 and all of these losses do not expire.

Valuation allowance was provided against deferred tax assets in entities where it was determined, it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards and others, which can be carried forward to offset future taxable income. The management determines it is more likely than not that part of deferred tax assets could not be utilized, so allowance was provided as of December 31, 2017 and 2016. The net valuation allowance decreased by approximately $2.7 million and increased by approximately $0.9 million during the years ended December 31, 2017 and 2016, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

15.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptable bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $54,859,478 and $30,658,000 as of December 31, 2017 and 2016, respectively.

16.	Short-term loans

As of December 31, 2017, the bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan and his wife of the Company, the time deposit with a carrying amount of $ 3,982,226, the land use right with a net carrying amount of $2,639,631 and the buildings with a net carrying amount of $9,621,537, respectively.

The loans as of December 31, 2017 were primarily obtained from two banks with interest rates ranging from 5.000% to 5.8725% per annum. The interest expenses were $909,878 and $925,115 for the years ended December 31, 2017 and 2016, respectively.

The weighted average interest rates of short-term loans outstanding were 4.34% and 5.18% per annum as of December 31, 2017 and 2016, respectively.

17.	Non-financial institution borrowings

In 2016, the Company obtained $3,005,666 borrowings from a third party non-financial institution and $1,502,833 from an individual, which were used for working capital and capital expenditure purposes. The interest rates for the borrowings were 5.66%. The borrowings are personally guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. For the year ended December 31, 2016, the Company paid $601,133 back to the third party non-financial institution.

In 2017, the Company obtained borrowings from a third party non-financial institution in amount of $1,483,812 and an individual in an amount of $8,902,870, which were used for working capital and capital expenditure purposes. The interest rates for the borrowings were 5.655% and 5.66% per annum, respectively. The borrowings are personally guaranteed by the Company's Chief Executive Officer, Mr. Dang Yu Pan. For the year ended December 31, 2017, the Company paid back $2,374,099 to the third party non-financial institution and $1,483,811 to the individual, respectively.

The interest expenses of the above borrowings were $622,694 and $157,740 for the years ended December 31, 2017 and 2016, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

18.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of December 31, 2017 and 2016:

	December 31, 2017
Lender	Starting date	Maturity date	Maximum Amount Available of Line of Credit	Unused line of credit
			$	$
Ping An Bank Co., Ltd. (1)	3/17/2017	3/16/2018	10,756,158	3,130,042
Industrial and Commercial Bank of China (1)	8/24/2017	8/31/2018	7,682,970	6,146,376
Jiang Su Bank Co., Ltd. (1)	4/20/2017	4/19/2018	3,841,485	113,708
Jiang Su Bank Co., Ltd. (2)	7/3/2017	7/2/2018	2,560,990	7,171
Industrial Bank Co., Ltd. (1)	9/20/2017	9/20/2018	3,073,188	517,832
Guangdong Huaxing Bank (1)	10/26/2017	9/27/2018	9,219,564	3,543,386
Hua Xia Bank Co., Ltd. (2)	10/23/2017	10/23/2018	7,682,970	4,745,002
China Minsheng Banking Corp., Ltd. (1)	11/14/2017	11/14/2018	5,121,980	1,280,495
Bank of China (1)	7/11/2016	7/11/2019	13,445,197	8,279,168
Bank of China (1)	7/12/2016	7/12/2019	12,292,752	3,366,677
Bank of China (1)	7/25/2016	7/25/2019	4,097,584	143,928
Total			79,774,838	31,273,785

	December 31, 2016
Lender	Starting date	Maturity date	Maximum Amount Available of Line of Credit	Unused line of credit
			$	$
Bank of China (1)	7/11/2016	7/11/2019	12,590,290	1,444,934
China Everbright Bank Co., Ltd. (1)	12/28/2016	12/27/2017	7,194,452	7,194,452
Industrial and Commercial Bank of China (1)	7/1/2016	6/30/2017	7,194,452	4,316,671
China Minsheng Banking Corp., Ltd. (1)	11/1/2016	11/1/2017	3,597,226	287,778
Bank of China (1)	7/12/2016	7/12/2019	10,483,344	111
Industrial Bank Co., Ltd. (1)	10/28/2016	10/28/2017	7,194,452	2,409,882
Hua Xia Bank Co., Ltd. (2)	6/1/2016	6/1/2017	4,316,671	2,298,681
Bank of China (1)	7/25/2016	7/25/2019	3,837,041	124,892
Hongkong and Shanghai Banking Corporation Limited (1)	8/26/2016	7/15/2017	4,000,000	4,000,000
Total			60,407,928	22,077,401

(1)	The lines of credits are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.
(2)	The lines of credit are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife.

Certain of the agreements governing the Company’s loans include standard affirmative and negative as well as financial covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions; that the borrower’s asset-liability ratio need be lower than 75%; and that the borrower may need to obtain approval to increase overseas investments, guarantee additional debt or incur additional debt by an amount which exceeds 20% of its total net assets should the lender determine that such action would have a material impact on the ability of the borrower to repay the loan. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

19.	Share-based compensation

Under the Company’s 2008 Omnibus Incentive Plan (the "2008 Plan") a total of two million shares were reserved for issuance. In October 2017, the Company ceased granting awards under the 2008 Plan and there were 47,046 remaining shares available for grant under the 2008 Plan. Under the terms of the 2008 Plan, options were granted with a contractual term of ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and stock appreciation rights (SARs) is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction.

A total of 2,250,000 shares were reserved for issuance under the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was adopted on October 3, 2017. As of December 31, 2017, 2,250,000 shares were available for future grant under the 2017 Plan. The 2017 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, SARs and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2017 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Under the terms of the 2017 Plan, in general, options and SAR’s will vest over a three to five-year period with an exercise price not less than the fair market value on the date of grant. However, options may vest based on time or achievement of performance conditions. Options may contain early exercise provisions, to which the Company will have the right to repurchase any unvested shares in the event that the awardee is terminated. ISOs granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. The maximum term of options granted under the 2017 Plan is ten years, except that the maximum permitted term of incentive stock options granted to 10% stockholders is five years.

A summary of the option activity as of December 31, 2017 and 2016 and changes during the fiscal years then ended is presented below:

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2016	786,926	3.08	6.90

Granted	190,000	2.66	-
Exercised	(13,312)	2.63	-
Forfeited	(41,678)	2.15	-
Canceled	(366,544)	3.47	-
Outstanding, December 31, 2016	555,392	2.70	7.39
Exercisable, December 31, 2016	381,392	2.76	6.67

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

19.	Share-based compensation (continued)

Options Granted to Employees (continued)

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2017	555,392	2.70	7.39

Granted	665,000	4.59	-
Exercised	(294,667)	3.26	-
Forfeited	(3,619)	2.63	-
Canceled	(7,064)	2.63	-
Outstanding, December 31, 2017	915,042	4.07	8.34
Exercisable, December 31, 2017	130,042	2.80	5.74

Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option. The aggregate intrinsic value of options exercisable, and vested and expected to vest as of December 31, 2017, was approximately $133,000 and $298,000, respectively. The aggregate intrinsic value of options exercisable, and vested and expected to vest as of December 31, 2016 was approximately $8,000 and $8,000, respectively.

During the years ended December 31, 2017, the Company granted options to purchase 665,000 shares to twenty-three employees at a weighted average grant date fair value of $3.10 per share. Thirty-six employees exercised their options to purchase 294,667 shares of the Company’s common stock. Three employees resigned and their options to purchase a total of 3,619 shares of the Company’s common stock were forfeited. These employees had resigned with 17,100 shares vested, which if not exercised with 90 days after termination, will be cancelled. Of these vested shares 10,036 shares were exercised and 7,064 shares were cancelled during the year ended December 31, 2017, and no outstanding and exercisable share as of December 31, 2017.

During the year ended December 31, 2016, the Company granted options to purchase 190,000 shares to two employees at a weighted average grant date fair value of $2.66 per share. Four employees exercised their option to purchase 13,312 shares of the Company’s common stock. Thirteen employees resigned and their options to purchase a total of 41,678 shares of the Company’s common stock were forfeited. These employees had resigned with 386,920 shares vested, which if not exercised with 90 days after termination, will be cancelled. Of these vested shares 13,312 shares were exercised and 366,544 shares were cancelled during the year ended December 31, 2016, and 7,064 were outstanding and exercisable as of December 31, 2016.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

19.	Share-based compensation (continued)

Restricted stock awards

During the year ended December 31, 2017, the Company granted 115,000 shares of restricted stock to one employee and five members of the Board of Directors. The Restricted Stock Awards (“RSAs”) granted in 2017 vest over a three year period on the anniversary date of the grant at 30%, 30% and 40%, respectively, with the entire 30% vesting on the first anniversary of the grant, and thereafter on each subsequent anniversary date of the grant, the awards vest in equal installments on a 1/12th basis each month per year for the applicable percentage. RSAs granted under the incentive plans are governed by agreements between the Company and recipients of the awards. In December 2017, one member of the Board of Directors resigned, and 15,000 shares of unvested restricted stock were cancelled.

A summary of the RSA activity as of December 31, 2017 and changes during the fiscal year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price
		$
Outstanding, January 1, 2017	-	-
Granted	115,000	4.65
Cancelled	(15,000)	4.65
Outstanding, December 31, 2017	100,000	4.65

Total Share-based Compensation Expense

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	For the years ended December 31,
	2017	2016
Dividend yield	-	-
Risk-free interest rate	2%-2.06%	1.21%-1.4%
Expected term (in years)	6-6.05	5-6.05
Volatility	76.16%-76.74%	76.98%-79.55%
Forfeiture rates	4%	9%

As of December 31, 2017, total unrecognized compensation cost related to unvested share-based compensation awards was $2,416,032. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.66 years.

In connection with the grant of stock options and RSAs to employees, the Company recorded stock-based compensation charges of $326,171 and $317,946, for the years ended December 31, 2017 and 2016, respectively. No options were granted to non-employees during the years ended December 31, 2017 and 2016.

The Company has adopted ASU 2016-09 "Improvement to employee Share-Based Payment Accounting" in Q1-2017 and has elected to account forfeitures as they occur. The cumulative effect on the retained earnings is $3,689.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

20.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2017 and 2016.

	For the years ended December 31,
	2017	2016
	$	$
Numerator:
Net income attributable to the Company	16,772,852	6,117,927

Denominator:
Weighted-average shares outstanding
- Basic	15,326,797	15,105,235
- Dilutive effects of equity incentive awards	108,574	8,679
- Diluted	15,435,371	15,113,914

Net income per share:
- Basic	1.09	0.41
- Diluted	1.09	0.40

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

915,042 shares of outstanding stock options with a total dilutive effect of 54,325 shares were included in the computation of diluted EPS for the year ended December 31, 2017. There were 200,000 warrants with a total dilutive effect of 53,846 shares were included in the computation of diluted EPS for the year ended December 31, 2017. There were 7,064 forfeited options with a total dilutive effect of 403 shares were included in the computation of diluted EPS for the year ended December 31, 2017.

555,392 shares of outstanding stock options with a total dilutive effect of 3,435 shares were included in the computation of diluted EPS for the year ended December 31, 2016. There were 740,001 warrants with a total dilutive effect of 5,244 shares were included in the computation of diluted EPS for the year ended December 31, 2016.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

21.	Warrant liability

In April 2014, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company sold 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock in a registered direct offering at a price of $5.05 per fixed combination for aggregate proceeds of $5.05 million.

The warrants had an initial exercise price of $6.33 per share and were exercisable until April 17, 2017.

The warrants were classified as a liability. The fair value of the warrants liability is re-measured at each reporting period. As of December 31, 2017 and 2016 the fair value of warrant liability was $nil and $259, respectively. For the years ended December 31, 2017 and 2016, the Company recognized a gain of $259 and $140,290, respectively, on the changes in the fair value of the warrant liability.

In January 2014, the Company issued to a consultant warrants to purchase 100,000 shares of common stock with an exercise price of $2.20 per share and warrants to purchase 100,000 shares of common stock with an exercise price of $3.80 per share. The warrants expire in January 2019.

The fair value of the warrants as of December 31, 2016 were calculated using the Black-Scholes pricing model with the following assumptions:

Expected volatility	56.79%
Risk-free interest rate	0.53%
Expected term (in years)	0.30
Dividend rate	-

The Company revalued the warrants utilizing a binomial model as of December 31, 2016 with no material difference in the value. The warrants expired on April 17, 2017.

The movement of the warrant for the years ended December 31, 2017 and 2016 is as following:

	Warrants	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2016	500,001	6.33	1.3

Granted	-	-	-
Outstanding, December 31, 2016	500,001	6.33	0.3

Outstanding, January 1, 2017	500,001	6.33	0.3

Expired	(500,001)	6.33	-
Outstanding, December 31, 2017	-	-	-

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

22.	Non-controlling interest

As of December 31, 2016, non-controlling interest related to the 30% minority interest in GZ Highpower in the consolidated balance sheet was $329,343. GZ Highpower was deconsolidated on December 21, 2017, Details see Note 12

For the years ended December 31, 2017 and 2016, non-controlling interest related to GZ Highpower in the consolidated statements of operations was gain of $441,044 and loss of $490,150, respectively.

23.	Defined contribution plan

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

The total contributions made, which were expensed as incurred, were $2,752,901 and $1,614,299 for the years ended December 31, 2017 and 2016, respectively.

24.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2018 to 2022, with an option to renew the lease. All leases are on a fixed payment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of December 31, 2017 are as follows:

For the years ending December 31,	$
2018	3,033,333
2019	2,545,351
2020	1,726,499
2021	1,686,532
2022	703,763
9,695,478

Rent expenses for the years ended December 31, 2017 and 2016 were $2,540,031 and $1,858,577, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

25.	Segment information

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

The descriptions of the reportable segments have been changed from Lithium Batteries and Ni-MH Batteries to Lithium Business and Ni-MH Batteries and Accessories, respectively. Lithium Business mainly consists of lithium batteries, power storage system and power source solutions. Ni-MH Batteries and Accessories mainly consists of Ni-MH rechargeable batteries, sized batteries in blister packing as well as chargers and battery packs.

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	For the years ended December 31,
	2017	2016
	$	$
Net sales
Lithium Business	161,660,771	112,128,757
Ni-MH Batteries and Accessories	53,492,309	57,211,657
New Materials	29,013,232	4,510,699
Total	244,166,312	173,851,113

Cost of Sales
Lithium Business	129,295,264	87,721,456
Ni-MH Batteries and Accessories	41,834,267	43,163,019
New Materials	25,662,913	4,884,167
Total	196,792,444	135,768,642

Gross Profit
Lithium Business	32,365,507	24,407,301
Ni-MH Batteries and Accessories	11,658,042	14,048,638
New Materials	3,350,319	(373,468)
Total	47,373,868	38,082,471

	December 31, 2017	December 31, 2016
	$	$
Total Assets
Lithium Business	171,881,450	115,116,508
Ni-MH Batteries and Accessories	48,383,088	37,994,369
New Materials	-	10,220,873
Total	220,264,538	163,331,750

HIGHPOWERINTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

25.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the locations of the Company’s customers is set out as follows:

	For the years ended December 31,
	2017	2016
	$	$
Net sales
China mainland	139,096,630	101,459,371
Asia, others	81,060,414	43,764,963
Europe	18,684,852	17,958,060
North America	4,769,797	9,371,838
South America	269,596	759,472
Africa	143,475	284,692
Others	141,548	252,717
	244,166,312	173,851,113

	December 31,	December 31,
	2017	2016
	$	$
Accounts receivable
China mainland	37,636,478	29,663,633
Asia, others	15,294,527	10,441,358
Europe	5,189,859	3,875,979
North America	94,585	2,260,840
South America	12,816	26,610
Africa	-	378
Others	24,734	11,971
	58,252,999	46,280,769

HIGHPOWERINTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

26.	Related party balance and transaction

Related party balances

	December 31,	December 31,
	2017	2016
	$	$
Accounts receivable	632,704	7,125,140
Other receivable	533,134	392,110
Account due from related parties	1,165,838	7,517,250

Accounts payable	-	1,516,557
Other payables	-	5,756
Amount due to a related party	-	1,522,313

Prior to July 27, 2017, Yipeng was considered as a related party of the Company. From December 21, 2017, GZ Highpower was considered as a related party of the Company (See Note 12).

Related party transactions

Yipeng

The details of the transactions with Yipeng were as follows:

	From January 1, 2017 to July 27, 2017	From May 2, 2016 to December 31, 2016
	$	$
Income:
Sales	2,188,957	9,345,285
Rental income (1)	26,895	38,188

Expenses:
Technical support fee	-	992,359
Equipment rental fee (2)	386,341	246,143
Sales quantity deposit paid	-	751,416
Purchase	-	254

(1) The Company signed an agreement with Yipeng for its office leasing and received rental income from Yipeng.

(2) The Company rent machines from Yipeng since September 1, 2016 and the Company accrued rental expense for it.

GZ Highpower

The Company received the repayment, RMB 40 million (approximately $6.1 million) of loans and related interests from GZ Highpower (See Note 12).

27.	Subsequent event

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

