Form 10-Q
period 2018-03-31
Highpower International, Inc.
filed 2018-05-11
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

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

The registrant had 15,559,658 shares of common stock, par value $0.0001 per share, outstanding as of May 11, 2018.

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED March 31, 2018

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	18,859,355	14,502,171
Restricted cash	32,639,148	25,953,946
Accounts receivable, net	56,240,961	58,252,999
Amount due from a related party	921,862	1,165,838
Notes receivable	67,612	2,606,517
Advances to suppliers	6,511,584	6,050,531
Prepayments and other receivables	5,029,550	4,268,527
Foreign exchange derivatives	661,111	236,436
Inventories	55,347,466	42,946,644

Total Current Assets	176,278,649	155,983,609

Property, plant and equipment, net	48,189,218	46,520,776
Long-term prepayments	4,243,891	3,715,445
Land use rights, net	2,719,885	2,639,631
Other assets	746,938	748,431
Deferred tax assets, net	1,135,550	750,267
Long-term investments	11,209,442	9,906,379

TOTAL ASSETS	244,523,573	220,264,538

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	61,149,301	60,368,012
Deferred government grant	799,040	309,638
Short-term loans	24,760,223	10,128,646
Non-financial institution borrowings	11,152,890	10,756,158
Notes payable	58,833,089	54,859,478
Amount due to a related party	780,702	-
Other payables and accrued liabilities	13,339,920	12,243,345
Income taxes payable	4,537,182	3,609,391

Total Current Liabilities	175,352,347	152,274,668

Income taxes payable, noncurrent	-	777,685

TOTAL LIABILITIES	175,352,347	153,052,353

COMMITMENTS AND CONTINGENCIES	-	-

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,509,658 shares issued and outstanding at March 31, 2018 and at December 31, 2017, respectively)	1,551	1,551
Additional paid-in capital	12,951,177	12,709,756
Statutory and other reserves	6,549,815	6,549,815
Retained earnings	43,362,632	44,481,568
Accumulated other comprehensive income	6,306,051	3,469,495

TOTAL EQUITY	69,171,226	67,212,185

TOTAL LIABILITIES AND EQUITY	244,523,573	220,264,538

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
Net sales	49,783,453	41,866,848
Cost of sales	(42,217,126)	(31,932,014)
Gross profit	7,566,327	9,934,834

Research and development expenses	(2,561,837)	(1,813,930)
Selling and distribution expenses	(1,975,096)	(1,638,313)
General and administrative expenses	(4,114,810)	(3,058,562)
Foreign currency transaction loss	(1,014,693)	(313,878)
Total operating expenses	(9,666,436)	(6,824,683)

(Loss) income from operations	(2,100,109)	3,110,151

Changes in fair value of warrant liability	-	(31,552)
Changes in fair value of foreign exchange derivatives	703,715	-
Government grants	329,820	349,515
Other income	23,561	228,578
Equity in earnings of investee	156,250	146,932
Interest expenses	(241,852)	(603,317)
(Loss) income before taxes	(1,128,615)	3,200,307

Income taxes benefit (expense)	9,679	(587,765)
Net (loss) income	(1,118,936)	2,612,542

Less: net income attributable to non-controlling interest	-	76,893
Net (loss) income attributable to the Company	(1,118,936)	2,535,649

Comprehensive income
Net (loss) income	(1,118,936)	2,612,542
Foreign currency translation gain (loss)	2,836,556	(24,001)
Comprehensive income	1,717,620	2,588,541

Less: comprehensive income attributable to non-controlling interest	-	79,551
Comprehensive income attributable to the Company	1,717,620	2,508,990

(Loss) earnings per share of common stock attributable to the Company
- Basic	(0.07)	0.17
- Diluted	(0.07)	0.17

Weighted average number of common stock outstanding
- Basic	15,509,658	15,119,693
- Diluted	15,509,658	15,299,029

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net (loss) income	(1,118,936)	2,612,542
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,475,228	1,274,334
Allowance for doubtful accounts	18,524	5,015
Loss on disposal of property, plant and equipment	21,805	3,262
Deferred tax	(356,616)	124,548
Changes in fair value of foreign exchange derivatives	(414,042)	-
Equity in earnings of investee	(156,250)	(146,932)
Share based compensation	241,421	24,401
Changes in fair value of warrant liability	-	31,552
Changes in operating assets and liabilities:
Accounts receivable	3,713,692	7,314,824
Notes receivable	2,622,925	235,222
Advances to suppliers	(236,789)	-
Prepayments and other receivables	(601,315)	(485,520)
Amount due from related parties	285,657	161,693
Amount due to a related party	-	193,240
Inventories	(10,779,233)	(3,623,242)
Accounts payable	(1,377,447)	(5,111,874)
Deferred income	475,783	116,359
Other payables and accrued liabilities	665,379	(1,977,117)
Income taxes payable	19,371	330,735
Net cash flows (used in) provided by operating activities	(5,500,843)	1,083,042

Cash flows from investing activities
Acquisitions of property, plant and equipment	(1,553,979)	(2,873,489)
Prepayment for long-term investment	(317,188)	-
Net cash flows used in investing activities	(1,871,167)	(2,873,489)

Cash flows from financing activities
Proceeds from short-term loans	14,427,164	2,910,418
Repayments of short-term loans	-	(1,381,758)
Proceeds from non-financial institution borrowings	-	8,726,892
Repayments of non-financial institution borrowings	-	(2,327,171)
Proceeds from notes payable	28,429,600	20,467,907
Repayments of notes payable	(26,488,407)	(13,081,781)
Proceeds from exercise of employee options	-	68,519
Net cash flows provided by financing activities	16,368,357	15,383,026
Effect of foreign currency translation on cash and restricted cash	2,046,039	(72,952)
Net increase in cash and restricted cash	11,042,386	13,519,627
Cash and restricted cash - beginning of period	40,456,117	20,538,033
Cash and restricted cash - end of period	51,498,503	34,057,660

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	327,565	132,481
Interest expenses	114,588	583,720

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

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 4, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of March 31, 2018, its consolidated results of operations for the three months ended March 31, 2018 and cash flows for the three months ended March 31, 2018, as applicable, have been made. Operating results for the three months period ended March 31, 2018 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018 or any future periods.

Concentrations of credit risk

No customer accounted for 10% or more of total sales during the three months ended March 31, 2018 and 2017.

One supplier accounted for 21.2% and 10.5% of the total purchase amount during the three months ended March 31, 2018 and 2017, respectively.

No customer accounted for 10% or more of the accounts receivable as of March 31, 2018. One customer accounted for 10.1% of the accounts receivable as of December 31, 2017.

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

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary. As of March 31, 2018 and December 31, 2017, management believes no impairment charge is necessary.

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

The Company’s reporting currency is US$. Assets and liabilities of HKHTC and the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in accumulated other comprehensive income.

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

Recently issued accounting standards

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

Management has adopted this standard effective January 1, 2018 using the modified-retrospective approach, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and statement of cash flows for the three months period ended March 31, 2018. See Note 3 for disclosures required by ASC 606 and the updated accounting policy for revenue recognition.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Tax (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Act was signed into law. The Company is currently evaluating the impact of adopting ASU 2018-05 on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

3.	Revenue Recognition

The Company adopted ASC 606 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606.

Revenue is recognized when (or as) the Company satisfies performance obligations by transferring a promised goods to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

The majority of domestic sales contracts transfer control to customers upon receipt of product by customers. The majority of oversea sales contracts transfer control to customers when goods were delivered to the carriers. In most jurisdictions where the Company operates, sales are subject to Value Added Tax (“VAT”). Revenue is presented net of VAT.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs.

The following table disaggregates product sales by business segment by geography which provides information as to the major source of revenue. See Note 15 for additional description of our reportable business segments and the products being sold in each segment.

	Three months ended March 31, 2018
	Lithium Business	Ni-MH Batteries and Accessories	Consolidated
Primary Geographic Markets	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
China Mainland	22,590,952	5,714,811	28,305,763
Asia, others	12,770,712	2,983,684	15,754,396
Europe	905,169	3,632,734	4,537,903
North America	329,822	835,009	1,164,831
Others	-	20,560	20,560
Total sales	36,596,655	13,186,798	49,783,453

The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

We do not have amounts of contract assets since revenue is recognized as control of goods are transferred. Our contract liabilities consist of advance payments from customers. Our contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. All contract liabilities are expected to be recognized as revenue within one year and are included in Other payables and accrued liabilities in our Condensed Consolidated Balance Sheet.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

4.	Accounts receivable, net

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
Accounts receivable	59,443,695	61,431,785
Less: allowance for doubtful accounts	3,202,734	3,178,786
	56,240,961	58,252,999

5.	Inventories

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
Raw materials	31,539,229	21,428,315
Work in progress	10,503,750	6,931,486
Finished goods	12,960,846	14,284,563
Packing materials	30,817	36,797
Consumables	312,824	265,483
	55,347,466	42,946,644

6.	Property, plant and equipment, net

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
Cost
Construction in progress	1,624,402	1,330,643
Furniture, fixtures and office equipment	6,326,512	5,794,983
Leasehold improvement	7,404,622	7,080,409
Machinery and equipment	34,968,872	33,176,416
Motor vehicles	1,651,532	1,498,605
Buildings	20,913,122	20,169,197
	72,889,062	69,050,253
Less: accumulated depreciation	24,699,844	22,529,477
	48,189,218	46,520,776

The Company recorded depreciation expenses of $1,445,700 and $1,240,126 for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, the Company deducted deferred income related to government grants of $nil on the carrying amount of property, plant and equipment. During the year ended December 31, 2017, the Company deducted deferred income related to government grants of $263,948 in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans. The net carrying amounts of the buildings were $9,502,186 and $9,224,694 as of March 31, 2018 and December 31, 2017, respectively.

The building located in Shenzhen, Guangdong was pledged as collateral for bank loans. The net carrying amount of the buildings was $405,105 and $396,843 as of March 31, 2018 and December 31, 2017, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Long-term investment

	March 31, 2018		December 31, 2017
	(Unaudited)	Interest%		Interest%
	$		$
Equity method investment
-Ganzhou Highpower Technology Company Limited (“GZ Highpower”) (1)	8,558,347	31.294%	8,102,520	31.294%
-Shenzhen V-power Innovative Technology Co., Ltd (“V-power”) (2)	780,702	49.000%	-	N/A
Cost method investment
-Huizhou Yipeng Energy Technology Co Ltd. (“Yipeng”) (3)	1,870,393	4.654%	1,803,859	4.654%
	11,209,442		9,906,379

(1) Investment in GZ Highpower

On December 21, 2017, after the completion of the capital increase to GZ Highpower by other shareholders, the Company lost the controlling power over GZ Highpower and deconsolidated GZ Highpower. Thereafter, the investment was recorded under the equity method.

The equity in earnings of investee was $156,250 for the three months ended March 31, 2018.

(2) Investment in V-power

On February 28, 2018, the Company signed an investment agreement (the “Agreement”) with a related company and a group of individuals (the “Founder Team”) with an aggregate amount of RMB4.9 million (approximately $0.8 million) for 49% of the equity interest of V-power, which was recorded under the equity method. Pursuant to the terms of the Agreement, the Company shall complete the capital injection to V-power no later than December 31, 2018. In addition, the Company agrees to transfer the 15% of original equity interest of V-power to the Founder Team as compensation under voluntary assignment as any of the following requirements met: 1. annual sales revenue higher or equal to RMB30 million before the first capital increase of V-power; 2. valuation of V-power higher or equal to RMB30 million before equity issuance. As of March 31, 2018, no capital injection was made by the Company, and the unpaid amount was recorded as amount due to a related party (See Note 16).

Since V-power did not commence any operation, there was no profit or loss for the three months ended March 31, 2018.

(3) Investment in Yipeng

In 2017, after the completion of the capital injection to Yipeng and the equity transfer payment received by the Company from the other shareholder, the Company’s equity ownership in Yipeng decreased from 35.4% to 4.654%, and the Company lost the ability to exercises significant influence over Yipeng, discontinued the use of equity mehod and applied the cost methed in accounting.

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

2) Income tax

United States

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into legislation. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax.

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

As of March 31, 2018, the Company has not completed its accounting for certain tax effects of enactment of the Tax Act; however, the Company has made reasonable estimates of the effects on our existing deferred tax balances and the one-time transition tax. The Company expects to finalize these provisional estimates before the end of 2018 after completing our reviews and analysis, including reviews and analysis of any interpretations issued during this re-measurement period.

The one-time transition tax is based on the total post-1986 earnings and profits (“E&P”) for which the Company has previously deferred U.S. income taxes. The Company expects to make adjustments to this provisional estimate based on additional clarifying and interpretative technical guidance to be issued related to the calculation of the one-time transition tax.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Taxed Income (GILTI) earned by foreign subsidiaries. The Company has not determined its accounting policy with respect to GILTI and has therefore included the 2018 estimate of current year GILTI as a period cost and included as part of the estimated annual effective tax rate. The 2018 estimated annual effective tax rate also includes the 2018 impact of all other U.S. tax reform provisions that were effective on January 1, 2018.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

8.	Taxation (continued)

Hong Kong

HKHTC, which was incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income.

In China, the companies granted with National High-tech Enterprise (“NHTE”) status enjoy 15% income tax rate. This status needs to be renewed every three years. If these subsidiaries fail to renew NHTE status, they will be subject to income tax at a rate of 25% after the expiration of NHTE status. All the PRC subsidiaries received NHTE status and enjoy 15% income tax rate for calendar year 2018 and 2017.

The components of the provision for income taxes (benefit) expense are:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
Current	346,937	463,217
Deferred	(356,616)	124,548
Total income taxes (benefit) expense	(9,679)	587,765

The reconciliation of income taxes expenses computed at the PRC statutory tax rate to income tax (benefit) expense is as follows:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
(Loss) income before tax	(1,128,615)	3,200,307

Provision for income taxes at PRC statutory income tax rate (25%)	(282,154)	800,077
Impact of different tax rates in other jurisdictions	58,660	3,255
Effect of PRC preferential tax rate	6,453	(391,843)
Other non-deductible expenses	16,576	16,547
Change in valuation allowance of deferred tax assets	190,786	159,729
Effective enterprise income tax	(9,679)	587,765

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

8.	Taxation (continued)

3) Deferred tax assets, net

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
Tax loss carry-forward	1,425,204	991,766
Allowance for doubtful receivables	142,521	136,562
Impairment for inventory	269,234	222,289
Difference for sales cut-off	20,576	17,322
Deferred government grant	119,858	46,446
Property, plant and equipment subsidized by government grant	276,510	269,344
Impairment for property, plant and equipment	60,370	58,304
Total gross deferred tax assets	2,314,273	1,742,033
Valuation allowance	(1,178,723)	(991,766)
Total net deferred tax assets	1,135,550	750,267

As of March 31, 2018, the Company had net operating loss carry-forwards in Hong Kong of $6,404,130 and the United States of $581,148 without expiration and in the PRC of $1,643,213, which will expire in 2022.

The Company has deferred tax assets which consisted of tax loss carry-forwards and other items that can be carried forward to offset future taxable income. Management determined it is more likely than not that part of the deferred tax assets could not be utilized, so a valuation allowance was provided for as of March 31, 2018 and December 31, 2017. The net valuation allowance increased by approximately $0.2 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively.

9.	Notes payable

Notes payable presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $58,833,089 and $54,859,478 as of March 31, 2018 and December 31, 2017, respectively.

10.	Short-term loans

As of March 31, 2018 and December 31, 2017, short-term loans consisted of bank borrowings for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, time deposits with a carrying amount of $5,941,350 and $3,982,226, land use right with a carrying amount of $2,719,885 and $2,639,631, and buildings with a carrying amount of $9,907,291 and $9,621,537, respectively.

The loans were primarily obtained from two banks with interest rates ranging from 5.00% to 6.09% per annum and 5.000% to 5.8725% per annum as of March 31, 2018 and December 31, 2017, respectively. The interest expenses were $111,713 and $259,837 for the three months ended March 31, 2018 and 2017, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

11.	Non-financial institution borrowings

As of March 31, 2018, the Company obtained borrowings from a third party non-financial institution in an amount of $1,593,270 and an individual in an amount of $9,559,620, which were used for working capital and capital expenditure purposes. The interest rates for the borrowings were 5.655% and 5.66% per annum, respectively. The borrowings are personally guaranteed by the Company's Chief Executive Officer, Mr. Dang Yu Pan. The borrowing from the individual, which expired on January 10, 2018 was extended for an additional year.

The interest expense of the above borrowings was $162,303 and $143,518 for the three months ended March 31, 2018 and 2017, respectively.

12.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. As of March 31, 2018, the total and unused lines of credit were $85.1 million and $14.6 million with maturity dates from April 2018 to July 2019. As of December 31, 2017, the total and unused lines of credit were $79.8 million and $31.3 million with maturity dates from March 2018 to July 2019.

These lines of credit were guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan or Mr. Dang Yu Pan and his wife.

13.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net (loss) income attributable to the Company	(1,118,936)	2,535,649

Denominator:
Weighted-average shares outstanding
- Basic	15,509,658	15,119,693
- Dilutive effects of equity incentive awards	-	179,336
- Diluted	15,509,658	15,299,029

Net (loss) income per share:
- Basic	(0.07)	0.17
- Diluted	(0.07)	0.17

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

Due to the loss for for three months ended March 31, 2018, 955,542 and 200,000 options and warrants were excluded in the computation of diluted earnings per share, because the effect would be anti-dilutive. For the three months ended March 31, 2017, 145,000 and 540,001 options and warrants were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares of common stock.

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

The total contributions made, which were expensed as incurred, were $653,957 and $504,520 for the three months ended March 31, 2018 and 2017, respectively.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
Net sales
Lithium Business	36,596,655	27,490,494
Ni-MH Batteries and Accessories	13,186,798	12,527,313
New Materials	-	1,849,041
Total	49,783,453	41,866,848

Cost of Sales
Lithium Business	30,791,339	21,639,869
Ni-MH Batteries and Accessories	11,425,787	9,188,390
New Materials	-	1,103,755
Total	42,217,126	31,932,014

Gross Profit
Lithium Business	5,805,316	5,850,625
Ni-MH Batteries and Accessories	1,761,011	3,338,923
New Materials	-	745,286
Total	7,566,327	9,934,834

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
Total Assets
Lithium Business	191,951,616	171,881,450
Ni-MH Batteries and Accessories	52,571,957	48,383,088
Total	244,523,573	220,264,538

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

15.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the locations of the Company’s customers is set out as follows:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
Net sales
China Mainland	28,305,763	22,161,592
Asia, others	15,754,396	13,695,558
Europe	4,537,903	4,852,730
North America	1,164,831	1,058,132
South America	-	61,737
Others	20,560	37,099
	49,783,453	41,866,848

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
Accounts receivable
China Mainland	40,629,764	37,636,478
Asia, others	11,819,346	15,294,527
Europe	3,299,588	5,189,859
North America	472,145	94,585
South America	-	12,816
Others	20,118	24,734
	56,240,961	58,252,999

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

16.	Related party balance and transaction

Related party balance

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
Accounts receivable	921,432	632,704
Other receivable	430	533,134
Amount due from a related party- GZ Highpower	921,862	1,165,838

Other payable-investment (1)	780,702	-
Amount due to a related party- V-power	780,702	-

(1) The Company signed an investment agreement with an aggregate amount of RMB4.9 million (approximately $0.8 million) in investing for 49% of the equity interest of V-power which was set up on March 1, 2018 (See Note 7).

Related party transaction

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
Income:
Sales	225,787	624,323
-GZ Highpower	225,787	-
-Yipeng	-	624,323
Rental income- Yipeng	-	11,299

Expenses:
Equipment rental fee- Yipeng	-	162,302

Repayment:
Other receivable- GZ Highpower	550,256	-

17.	Subsequent event

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and no subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with SEC on April 4, 2018 (the “Annual Report”).

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

Overview

Net sales increased by $7.9 million, or 18.9%, during the first quarter of 2018 compared to the same quarter in 2017. Excluding GZ Highpower, net sales increased 24.1% to $49.8 million from $40.1 million. The main driver was our lithium business, including high end consumer products, industrial applications and increased demand for artificial intelligence products .

Lithium business net sales increased by $9.1 million, or 33.1%, during the first quarter of 2018 compared to the same quarter in 2017.

Ni-MH batteries and accessories net sales increased by $0.7 million, or 5.3%, during the first quarter of 2018 compared to the same quarter in 2017, which was in line with the whole industry trend.

Gross profit during the first quarter of 2018 was $7.6 million, or 15.2% of net sales, compared to $9.9 million, or 23.7% of net sales, for the comparable period in 2017. This decrease was mainly due to high raw material prices.

For 2018, we will continue to drive business growth. As raw material prices may be still at a high level, we will strive to balance our selling price and customer expectation carefully. At same time, we will seek to continuously improve our labor efficiency and improve material usage for better gross margin.

Investment in V-power

On February 28, 2018, the Company signed an investment agreement (the “Agreement”) with an aggregate amount of RMB4.9 million (approximately $0.8 million) for 49% of the equity interest of V-power. Pursuant to the terms of the Agreement, the Company shall complete the capital injection to V-power no later than December 31, 2018. V-power now focus on the development of electronic vehicle battery management systems (“EV BMS”) , in the future V-power will gradually extend the business to design and produce EV power modules, energy storage systems (“ESS”) and related products.

Critical Accounting Policies

See note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three months ended March 31, 2018 and 2017, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Amounts)	Three months ended March 31,
	2018		2017		Increased (decreased) %
	(Unaudited)		(Unaudited)
Net Sales	49,783	100.0%	41,867	100.0%	18.9%
Cost of Sales	(42,217)	(84.8%)	(31,932)	(76.3%)	32.2%
Gross profit	7,566	15.2%	9,935	23.7%	(23.8%)

Research and development expenses	(2,562)	(5.1%)	(1,814)	(4.3%)	41.2%
Selling and distribution expenses	(1,975)	(4.0%)	(1,638)	(3.9%)	20.6%
General and administrative expenses	(4,115)	(8.3%)	(3,059)	(7.3%)	34.5%
Foreign currency transaction loss	(1,015)	(2.0%)	(314)	(0.8%)	223.3%
(Loss) income from operations	(2,101)	(4.2%)	3,110	7.4%	(167.5%)

Changes in fair value of warrant liability	-	0.0%	(32)	(0.1%)	(100.0%)
Changes in fair value of foreign currency derivatives	704	1.4%	-	0.0%	NA
Government grants	330	0.7%	350	0.8%	(5.6%)
Other income	24	0.0%	228	0.5%	(89.7%)
Equity in earnings of investee	156	0.3%	147	0.4%	6.3%
Interest expenses	(242)	(0.5%)	(603)	(1.5%)	(59.9%)
(Loss) income before taxes	(1,129)	(2.3%)	3,200	7.6%	(135.3%)

Income taxes benefit (expense)	10	0.0%	(587)	(1.4%)	(101.6%)
Net (loss) income	(1,119)	(2.2%)	2,613	6.2%	(142.8%)

Less: net income attributable to non-controlling interest	-	0.0%	77	0.2%	(100.0%)
Net (loss) income attributable to the Company	(1,119)	(2.2%)	2,536	6.1%	(144.1%)

Diluted (loss) earnings per common stock attributable to the Company	(0.07)		0.17

Net sales

Net sales for the three months ended March 31, 2018 were $49.8 million compared to $41.9 million for the comparable period in 2017, an increase of $7.9 million, or 18.9%. The increase was driven by our lithium business, which was partially offset by Ni-MH batteries and the impact of deconsolidation of GZ Highpower. Lithium business net sales increased by $9.1 million, or 33.1%, during the three months ended March 31, 2018, compared to the comparable period in 2017, which was due to the increase in the number of lithium batteries units sold. Ni-MH batteries and accessories net sales increased by $0.7 million, or 5.3%, during the three months ended March 31, 2018, compared to the comparable period in 2017, which was in line with the whole industry trend.

Gross profit

Gross profit for the three months ended March 31, 2018 was $7.6 million, or 15.2% of net sales, compared to $9.9 million, or 23.7% of net sales, for the comparable period in 2017. This decrease was mainly due to high raw material prices.

Research and development expenses

Research and development expenses were $2.6 million, or 5.1% of net sales, for the three months ended March 31, 2018, compared to $1.8 million, or 4.3% of net sales, for the comparable period in 2017. The Company will continue to invest on R&D activities in the future.

Selling and distribution expenses

Selling and distribution expenses were $2.0 million, or 4.0% of net sales, for the three months ended March 31, 2018, compared to $1.6 million, or 3.9% of net sales, for the comparable period in 2017. The percent of net sales remained stable.

General and administrative expenses

General and administrative expenses were $4.1 million, or 8.3% of net sales, for the three months ended March 31, 2018, compared to $3.1 million, or 7.3% of net sales, for the comparable period in 2017. The increase was mainly due to the increase of the provision for the incentive plan.

Foreign currency transaction loss

We experienced a loss of $1.0 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, on the exchange rate difference between the US$ and the RMB.

The loss in exchange rate difference was due to the influence of the RMB relative to the US$ over the respective periods. We used the foreign currency derivative contracts to reduce the impact from the fluctuation on exchange rates.

Changes in fair value in foreign currency derivatives

We experienced a gain on derivative instruments of $0.7 million for the three months ended March 31, 2018.

Government grants

Government grants was $0.3 million for the three months ended March 31, 2018, compared to $0.4 million for the comparable period in 2017.

Other income

Other income was $23,561 for the three months ended March 31, 2018, compared to $0.2 million for the comparable period in 2017.

Equity in earnings of investee

Equity in earnings of an equity method investee from GZ Highpower was $0.2 million for the three months ended March 31, 2018, compared to $0.1 million from Yipeng for the comparable period in 2017.

Interest expenses

Interest expense was $0.2 million for the three months ended March 31, 2018, compared to interest expens of $0.6 million for the comparable period in 2017.

Income taxes benefit (expenses)

Income tax benefit was $9,679 for the three months ended March 31, 2018. We recorded provision for income tax expense of $0.6 million for the comparable period in 2017.

Net (loss) income

Net loss attributable to the Company for the three months ended March 31, 2018 was $1.1 million. Net income attributable to the Company (excluding net gain attributable to non-controlling interest) of $2.5 million for the comparable period in 2017, a decrease of $3.6 million, or 144.1%.

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

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
Net (loss) income attributable to the Company	(1,118,936)	2,535,649

Interest expense	241,852	603,317
Income taxes (benefit) expenses	(9,679)	587,765
Depreciation and amortization	1,475,228	1,274,334

EBITDA	588,465	5,001,065

Key financial items excluding GZ Highpower

The Company deconsolidated GZ Highpower on December 21, 2017. Considered that the Company no longer presentes GZ Highpower’s and operations and comprehensive incomes upon deconsolidation, the table below shows the comparative figures of key financial items excluding the effect of GZ Highpower:

	Three months ended March, 31
	2018	2017
	(unaudited)	(unaudited)
	$	$
Sales:
Lithium Business	36,596,655	27,490,494
Ni-MH Batteries and Accessories	13,186,798	12,527,313
Sales to GZ Highpower	-	92,030
Net sales (excluding GZ Highpwer)	49,783,453	40,109,837
Gross profit (excluding GZ Highpwer)	7,566,327	9,327,039
Gross profit margin (excluding GZ Highpwer)	15.2%	23.3%

Net (loss) income:
Net (loss) income	(1,118,936)	2,612,542
Less: Net income of GZ Highpower	-	256,308
Net (loss) income (excluding GZ Highpwer)	(1,118,936)	2,356,234

Liquidity and Capital Resources

We had cash of approximately $18.9 million as of March 31, 2018, compared to $14.5 million as of December 31, 2017.

To provide liquidity and flexibility in funding our operations, we borrow funds under bank facilities and other external sources of financing. As of March 31, 2018, we had lines of credit with eight financial institutions aggregating $85.1 million. The maturities of these facilities vary from April 2018 to July 2019. The facilities are subject to regular review and approval. Certain of these bank facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the bank facilities. As of March 31, 2018, we had utilized approximately $70.5 million under such general credit facilities and had available unused credit facilities of $14.6 million.

Net cash used in operating activities was approximately $5.5 million for the three months ended March 31, 2018, compared to net cash provided by operating activities of $1.1 million for the comparable period in 2017. The net cash increase of $6.6 million used in operating activities is primarily due to an increase of $7.2 million in cash outflow from inventories and an increase of $2.6 million in cash inflow from other payables and accrued liabilities.

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2018, compared to net cash used in investing activities of $2.9 million for the comparable period in 2017. The net cash decrease of $1.0 million used in investing activities is primarily due to an decrease of $1.3 million in cash outflow from acquisition of property, plant and equipment.

Net cash provided by financing activities was $16.4 million for the three months ended March 31, 2018, compared to $15.4 million for the comparable period in 2017. The net increase of $1.0 million in net cash provided by financing activities was primarily attributable to an increase of $13.4 million in cash outflow from repayment of notes payable and an increase of $11.5 million in cash inflow from proceeds from short-term bank loans.

Our inventory turnover was 3.4 times and 5.3 times for the three months ended March 31, 2018 and 2017, respectively. The average days outstanding of our accounts receivable was 103 days at March 31, 2018, compared to 77 days at December 31, 2017. The lower inventory turnover was mainly due to the our reserve on main raw material because of the high raw material price.

We believe that available cash and unused credit facilities should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued.

Recent Accounting Standards

Please refer to Note 2 (Recently issued accounting standards).

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

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On January 19, 2018, the Company and FirsTrust engaged in a court-sponsored mediation and on April 6, 2018, they entered into a Settlement and Mutual Release Agreement pursuant to which they provided mutual releases, agreed to dismiss the actions and Highpower agreed to pay to FirsTrust $450,000. The settlement amount is being paid in two installments. The first installment of $212,500 was paid in the form of 50,000 shares of common stock that were issued on April 9, 2018 and the second installment of $237,500 will be paid on July 19, 2018 in cash or shares of common stock, at the Company’s discretion. The number of shares to be issued for the second installment, if applicable, will be based on the closing price of the common stock listed on Nasdaq on July 16, 2018.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 4, 2018 and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Working capital loan contract between SZ Highpower and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Sub-branch

Working capital loan contract between SZ Springpower and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Sub-branch

On March 19, 2018, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,593,270) to be used as current funds for production and operations. SZ Highpower must withdraw the facility before June 15, 2018, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 5.633%, which equals to the one year benchmarked by interbank rates, float 31%.The loan is guaranteed by HK HTC, SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,593,270 as of March 31, 2018.

On January 23, 2018, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,593,270) to be used as current funds for production and operations. SZ Springpower must withdraw the facility before January 11, 2019, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 5.22%, which equals to the one year benchmarked by interbank rates, plus 0.92%.The loan is guaranteed by HK HTC, HZ HTC, and our Chief Executive Officer, Dang Yu Pan. The Company’s building in Shenzhen also serves as collateral for the loan. The balance of loan was $1,593,270 as of March 31, 2018.

The following constitute events of default under the loan contracts: the borrower failure to repay principal, interest, and other payables in accordance with the provisions specified in this contract; or failure to fulfill any other obligations in this contract, or contrary to the statements, guarantee and commitments in this contract; the guarantees in this contract have adversely changed to the Lender’s loan, and the borrower is not available to provide other guarantees approved by the lender failure to pay off any other debts due by the borrower, or failure to fulfill or breach other obligations in this contract, or likely to affect the performance of the obligations in this contract; the financial performance of the profitability, debt payment ability, operating capacity and cash flow of the Borrower exceed the agreed standards, or deterioration has been or may affect the obligations in this contract; the borrower’s ownership structure, operation, external investment has changed adversely, which have affected or may affect the fulfillment of the obligations in this contract; the borrower involves or may involve significant economic disputes, litigation, arbitration, or asset seizure, detention or enforcement, or judicial or administrative authorities for investigation or take disciplinary measures in accordance with the laws, or illegal with relevant state regulations or policies in accordance with the laws, or exposure by media, which have affected or may affect the fulfillment of the obligations in this contract; the borrower’s principal individual investors, key management officer’s change, disappearances or restriction of personal liberty, likely to affect the performance of the obligations in this contract; using false contracts with related parties, using no actual transaction to extract the lender’s funds or credit, or evasion of lender’s loan right through related party transactions; having been or may be out of business, dissolution, liquidation, business reorganizations, business license has been revoked or bankruptcy; breaches food safety, production safety, environmental protection and other environmental and social risk management related laws and regulations, regulatory requirements or industry standards, resulting in accidents, major environmental and social risk events, likely to affect the performance of the obligations in this contract; in this contract, the borrower's credit rating, level of profitability, asset-liability ratio, net cash flow of operating and other indicators do not meet the credit conditions of the lender; or without the lender’s written contract, pledges guarantee or provides assurance guarantees to other party, likely to affect the performance of the obligations in this contract; other adverse situations may affect in the realization of loan right in this contract.

Upon the occurrence of an event of default, the bank may: request the borrower rectify the event of default within a specified time period; cancel or terminate the borrower’s the unused portion of the credit line and other financing arrangements in whole or in part; declare all amounts outstanding under the contract immediately due and payable; require the borrower to compensate the bank for losses it incurs as a result of the event of default; or other measures permitted under applicable law or other necessary measures.

Working Capital Loan Contract between SZ Highpower and Bank of China, Buji Sub-branch

Working Capital loan contract between SZ Springpower and Bank of China, Buji Sub-branch

On January 24, 2018, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,593,270) to be used by SZ Highpower to purchase raw materials. The term of the loan is 11 months from the first withdrawal date. SZ Highpower must withdraw the facility in 30 days from February 1, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.79%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan. The balance of loan was $1,593,270 as of March 31, 2018.

On March 15, 2018, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB30,000,000 ($4,779,810) to be used by SZ Highpower to purchase raw materials. The term of the loan is 296 days from the first withdrawal date. SZ Highpower must withdraw the facility in 30 days from March 20, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.79%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan. The balance of loan was $4,779,810 as of March 31, 2018.

On March 7, 2018, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 ($3,186,540) to be used by SZ Springpower to purchase raw materials. The term of the loan is 10 months from the first withdrawal date. SZ Highpower must withdraw the facility in 30 days from March 8, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.79%. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $3,186,540 as of March 31, 2018.

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

Comprehensive Credit Contract between SZ Highpower and China Everbright Bank Co., Ltd., Shenzhen Branch

Comprehensive Credit Contract between SZ Springpower and China Everbright Bank Co., Ltd., Shenzhen Branch

On January 24, 2018, each of SZ Highpower and SZ Springpower entered into a comprehensive credit line contract with China Everbright Bank Co., Ltd., Shenzhen Branch. SZ Highpower’s loan agreement provides for a revolving line of credit of up to RMB20,000,000 ($3,186,540) and SZ Springpower’s loan agreement provides for a revolving line of credit of up to RMB30,000,000 ($4,779,810). Each Company may issue bank acceptance, from time to time as needed, but must make a specific drawdown application on or before January 23, 2019, after which time the bank may cancel all or part of the facilities. SZ Highpower’s loan is guaranteed by SZ Springpower, HZ HTC, ICON and our Chief Executive Officer, Dang Yu Pan and his wife. SZ Springpower’s loan is guaranteed bySZ Highpower, HZ HTC and ICON and our Chief Executive Officer, Dang Yu Pan and his wife. The used facility of SZ Highpower and SZ Springpower was $3,186,540 and $4,779,810 as of March 31, 2018 which was used for bank acceptance.

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

Basic Credit Line Contract Between SZ Springpower and Industrial Bank Co., Ltd., Shenzhen Longgang Branch.

On March 15, 2018, SZ Springpower entered into a basic credit line contract with Industrial Bank Co., Ltd., Shenzhen Longgang Branch, which provides for a revolving line of credit of up to RMB40,000,000 ($6,373,080). SZ Springpower may issue bank acceptance from time to time as needed on or before March 15, 2019. The loan is guaranteed by SZ Highpower and our Chief Executive Officer, Dang Yu Pan. The used facility was $5,006,054 as of March 31, 2018 which was used for bank acceptance.

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

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Working Capital Loan Contract dated March 19, 2018, between Shenzhen Highpower Technology Co., Ltd and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch (translated to English).

10.2	Working Capital Loan Contract dated January 23, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch (translated to English).

10.3	Working Capital Loan Contract dated January 24, 2018, between Shenzhen Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English).

10.4	Working Capital Loan Contract dated March 15, 2018, between Shenzhen Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English).

10.5	Working Capital Loan Contract dated March 7, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.6	Comprehensive Credit Contract dated January 24, 2018, between Shenzhen Highpower Technology Co., Ltd and China Everbright Bank Shenzhen branch (translated to English).

10.6(a)	Guaranteed Maximum Contract dated January 24, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English).

10.6(b)	Guaranteed Maximum Contract dated January 24, 2018, between Huizhou Highpower Technology Co., Ltd and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English).

10.6(c)	Guaranteed Maximum Contract dated January 24, 2018, between Icon Energy systems (Shenzhen) Co., Ltd. and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English).

10.6(d)	Guaranteed Maximum Contract dated January 24, 2018, between Pan Dangyu and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English).

10.6(e)	Guaranteed Maximum Contract dated January 24, 2018, between Yin Zhoutao and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English).

10.7	Comprehensive Credit Contract dated January 24, 2018, between Springpower Technology (Shenzhen) Co., Ltd and China Everbright Bank Shenzhen branch (translated to English).

10.7(a)	Guaranteed Maximum Contract dated January 24, 2018, between Shenzhen Highpower Technology Co., Ltd. and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English).

10.7(b)	Guaranteed Maximum Contract dated January 24, 2018, between Huizhou Highpower Technology Co., Ltd and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English).

10.7(c)	Guaranteed Maximum Contract dated January 24, 2018, between Icon Energy systems (Shenzhen) Co., Ltd. and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English).

10.7(d)	Guaranteed Maximum Contract dated January 24, 2018, between Pan Dangyu and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English).

10.7(e)	Guaranteed Maximum Contract dated January 24, 2018, between Yin Zhoutao and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English).

10.8	Basic Credit Line Contract dated March 15, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.8(a)	Maximum Amount Guaranty Contract dated March 15, 2018, between Shenzhen Highpower Technology Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.8(b)	Maximum Amount Guaranty Contract dated March 15, 2018, between Dangyu Pan and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: May 11, 2018	By:	/s/ Dang Yu Pan
Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

	By:	/s/ Sunny Pan
Sunny Pan
	Its:	Chief Financial Officer (principal financial and accounting officer)

