Form 10-Q
period 2018-06-30
Highpower International, Inc.
filed 2018-08-13
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2018

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

The registrant had 15,559,658 shares of common stock, par value $0.0001 per share, outstanding as of August 13, 2018.

HIGHPOWER INTERNATIONAL, INC.

FORM10-Q

 FOR THE QUARTERLY PERIOD ENDED June 30, 2018

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	7,280,576	14,502,171
Restricted cash	30,159,389	25,953,946
Accounts receivable, net	61,440,575	58,252,999
Amount due from a related party	432,320	1,165,838
Notes receivable	1,611,947	2,606,517
Advances to suppliers	8,031,483	6,050,531
Prepayments and other receivables	9,401,564	4,268,527
Foreign exchange derivative assets	-	236,436
Inventories	69,200,672	42,946,644

Total Current Assets	187,558,526	155,983,609

Property, plant and equipment, net	48,135,151	46,520,776
Long-term prepayments	3,992,080	3,715,445
Land use rights, net	2,564,161	2,639,631
Other assets	747,186	748,431
Deferred tax assets, net	1,219,521	750,267
Long-term investments	10,790,882	9,906,379

TOTAL ASSETS	255,007,507	220,264,538

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	80,534,723	60,368,012
Deferred government grant	758,059	309,638
Short-term loans	25,080,521	10,128,646
Non-financial institution borrowings	9,069,335	10,756,158
Notes payable	51,710,779	54,859,478
Foreign exchange derivative liabilities	689,790	-
Amount due to a related party	423,236	-
Other payables and accrued liabilities	15,338,570	12,243,345
Income taxes payable	3,225,973	3,609,391

Total Current Liabilities	186,830,986	152,274,668

Income taxes payable, noncurrent	-	777,685

TOTAL LIABILITIES	186,830,986	153,052,353

COMMITMENTS AND CONTINGENCIES	-	-

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,559,658 shares issued and outstanding at June 30, 2018 and 15,509,658 at December 31, 2017, respectively)	1,556	1,551
Additional paid-in capital	13,410,368	12,709,756
Statutory and other reserves	6,549,815	6,549,815
Retained earnings	46,076,947	44,481,568
Accumulated other comprehensive income	2,137,835	3,469,495

TOTAL EQUITY	68,176,521	67,212,185

TOTAL LIABILITIES AND EQUITY	255,007,507	220,264,538

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	64,923,960	51,699,930	114,707,413	93,566,778
Cost of sales	(53,614,034)	(39,628,164)	(95,831,160)	(71,560,178)
Gross profit	11,309,926	12,071,766	18,876,253	22,006,600

Research and development expenses	(3,592,760)	(2,137,286)	(6,154,597)	(3,951,216)
Selling and distribution expenses	(2,121,650)	(1,722,910)	(4,096,746)	(3,361,223)
General and administrative expenses	(3,910,188)	(3,016,401)	(8,024,998)	(6,074,963)
Foreign currency transaction gain (loss)	1,670,932	(514,624)	656,239	(828,502)
Total operating expenses	(7,953,666)	(7,391,221)	(17,620,102)	(14,215,904)

Income from operations	3,356,260	4,680,545	1,256,151	7,790,696

Changes in fair value of warrant liability	-	31,811	-	259
Changes in fair value of foreign exchange derivative assets (liabilities)	(1,125,140)	-	(421,425)	-
Government grants	988,679	209,297	1,318,499	558,812
Other income	56,581	67,068	80,142	295,646
Equity in earnings (loss) of investees	160,070	(41,607)	316,320	105,325
Gain on dilution in equity method investee	-	491,325	-	491,325
Interest expenses	(312,814)	(380,531)	(554,666)	(983,848)
Income before taxes	3,123,636	5,057,908	1,995,021	8,258,215

Income taxes expenses	(409,321)	(595,708)	(399,642)	(1,183,473)
Net income	2,714,315	4,462,200	1,595,379	7,074,742

Less: net income attributable to non-controlling interest	-	90,963	-	167,856
Net income attributable to the Company	2,714,315	4,371,237	1,595,379	6,906,886

Comprehensive income
Net income	2,714,315	4,462,200	1,595,379	7,074,742
Foreign currency translation (loss) gain	(4,168,216)	1,508,714	(1,331,660)	1,484,713
Comprehensive (loss) income	(1,453,901)	5,970,914	263,719	8,559,455

Less: comprehensive income attributable to non-controlling interest	-	98,795	-	178,346
Comprehensive (loss) income attributable to the Company	(1,453,901)	5,872,119	263,719	8,381,109

Earnings per share of common stock attributable to the Company
- Basic	0.17	0.29	0.10	0.45
- Diluted	0.17	0.28	0.10	0.45

Weighted average number of common stock outstanding
- Basic	15,556,361	15,317,101	15,533,139	15,218,820
- Diluted	15,629,413	15,479,357	15,619,771	15,304,773

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	1,595,379	7,074,742
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,003,872	2,429,982
(Reversal) allowance for doubtful accounts	(472,799)	17,994
Loss on disposal of property, plant and equipment	159,458	25,218
Deferred tax	(498,878)	263,673
Changes in fair value of foreign exchange derivative assets (liabilities)	955,790	-
Equity in earnings of investees	(316,320)	(105,325)
Gain on dilution in equity method investee	-	(491,325)
Share based compensation	488,117	44,815
Changes in fair value of warrant liability	-	(259)
Changes in operating assets and liabilities:
Accounts receivable	(3,877,577)	4,390,991
Notes receivable	986,591	(1,057,366)
Advances to suppliers	(2,154,883)	-
Prepayments and other receivables	(4,921,059)	(3,799,960)
Amount due from a related party	740,408	5,178,499
Amount due to a related party	-	(1,480,335)
Inventories	(27,915,901)	(9,595,161)
Accounts payable	21,683,401	(494,812)
Deferred government grant	469,895	109,892
Other payables and accrued liabilities	3,578,815	(2,145,295)
Income taxes payable	(1,140,753)	(227,668)
Net cash flows (used in) provided by operating activities	(7,636,444)	138,300

Cash flows from investing activities
Acquisitions of property, plant and equipment	(5,681,723)	(5,199,130)
Payment for long-term investment	(328,927)	-
Net cash flows used in investing activities	(6,010,650)	(5,199,130)

Cash flows from financing activities
Proceeds from short-term loans	15,664,587	2,916,017
Repayments of short-term loans	-	(2,841,696)
Proceeds from non-financial institution borrowings	-	10,200,959
Repayments of non-financial institution borrowings	(1,566,318)	(2,331,648)
Proceeds from notes payable	53,584,205	40,861,835
Repayments of notes payable	(55,920,682)	(31,049,819)
Proceeds from exercise of employee options	-	623,806
Net cash flows provided by financing activities	11,761,792	18,379,454
Effect of foreign currency translation on cash and restricted cash	(1,130,850)	1,387,318
Net (decrease) increase in cash and restricted cash	(3,016,152)	14,705,942
Cash and restricted cash - beginning of period	40,456,117	20,538,033
Cash and restricted cash - end of period	37,439,965	35,243,975

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	2,039,273	1,147,467
Interest expenses	1,002,653	948,831
Non-cash transactions
Shares issued for legal case settlement	212,500	-
Offset of deferred income related to government grant and property, plant and equipment	-	85,571

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of June 30, 2018, its consolidated results of operations for the three and six months ended June 30, 2018 and cash flows for the six months ended June 30, 2018, as applicable, have been made. Operating results for the three and six months period ended June 30, 2018 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018 or any future periods.

Concentrations of credit risk

No customer accounted for 10.0% or more of total sales during the three and six months ended June 30, 2018 and 2017.

One supplier accounted for 12.0% of the total purchase amount during the three months ended June 30, 2018. One supplier accounted for 13.3% of the total purchase amount during the six months ended June 30, 2018. No supplier accounted for 10% or more of the total purchase amount during the three and six months ended June 30, 2017.

No customer accounted for 10.0% or more of the accounts receivable as of June 30, 2018. One customer accounted for 10.1% of the accounts receivable as of December 31, 2017.

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

Management has adopted this standard effective January 1, 2018 using the modified-retrospective approach, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and statement of cash flows for the six months period ended June 30, 2018. See Note 3 for disclosures required by ASC 606 and the updated accounting policy for revenue recognition.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. In July 2018, the FASB issued Accounting Standards Update (ASU) 2018-11, Lease (Topic 842) Targeted Improvements. The amendments in this Update provide entities with an additional (and optional) transition method to adopt the new leases standard and provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606). The Company is currently evaluating the impact of adopting ASU 2016-02 and ASU 2018-11 on its consolidated financial statements.

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

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Lithium Business	Ni-MH Batteries and Accessories	Consolidated	Lithium Business	Ni-MH Batteries and Accessories	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$	$	$
Primary Geographic Markets
China Mainland	24,282,910	8,597,095	32,880,005	46,873,862	14,311,906	61,185,768
Asia, others	22,323,852	2,860,048	25,183,900	35,094,564	5,843,732	40,938,296
Europe	1,161,586	3,687,774	4,849,360	2,066,755	7,320,508	9,387,263
North America	735,508	1,262,735	1,998,243	1,065,330	2,097,744	3,163,074
Others	-	12,452	12,452	-	33,012	33,012
Total sales	48,503,856	16,420,104	64,923,960	85,100,511	29,606,902	114,707,413

The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

We do not have amounts of contract assets since revenue is recognized as control of goods is transferred. Our contract liabilities consist of advance payments from customers. Our contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. All contract liabilities are expected to be recognized as revenue within one year and are included in Other payables and accrued liabilities in our Condensed Consolidated Balance Sheet.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

4.	Accounts receivable, net

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Accounts receivable	64,623,597	61,431,785
Less: allowance for doubtful accounts	3,183,022	3,178,786
	61,440,575	58,252,999

5.	Inventories

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Raw materials	36,615,871	21,428,315
Work in progress	13,137,127	6,931,486
Finished goods	19,133,423	14,284,563
Packing materials	23,777	36,797
Consumables	290,474	265,483
	69,200,672	42,946,644

6.	Property, plant and equipment, net

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Cost
Construction in progress	2,122,511	1,330,643
Furniture, fixtures and office equipment	6,632,609	5,794,983
Leasehold improvement	7,048,452	7,080,409
Machinery and equipment	35,538,190	33,176,416
Motor vehicles	1,556,477	1,498,605
Buildings	19,840,548	20,169,197
	72,738,787	69,050,253
Less: accumulated depreciation	24,603,636	22,529,477
	48,135,151	46,520,776

The Company recorded depreciation expenses of $2,945,238 and $2,361,482 for the six months ended June 30, 2018 and 2017, respectively, and $1,499,538 and $1,121,356 for the three months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, the Company deducted deferred income related to government grants of $nil on the carrying amount of property, plant and equipment. During the year ended December 31, 2017, the Company deducted deferred income related to government grants of $263,948 in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans. The net carrying amounts of the buildings were $8,955,311 and $9,224,694 as of June 30, 2018 and December 31, 2017, respectively.

The building located in Shenzhen, Guangdong was pledged as collateral for bank loans. The net carrying amount of the buildings was $378,280 and $396,843 as of June 30, 2018 and December 31, 2017, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Long-term investments

	June 30, 2018		December 31, 2017
	(Unaudited)
	$	Interest%	$	Interest%
Equity method investments
-Ganzhou Highpower Technology Company Limited (“GZ Highpower”) (1)	8,294,952	31.294%	8,102,520	31.294%
-Shenzhen V-power Innovative Technology Co., Ltd (“V-power”) (2)	721,464	49.000%	-	N/A
Cost method investment
-Huizhou Yipeng Energy Technology Co Ltd. (“Yipeng”) (3)	1,774,466	4.654%	1,803,859	4.654%
	10,790,882		9,906,379

(1) Investment in GZ Highpower

On December 21, 2017, after the completion of the capital increase to GZ Highpower by other shareholders, the Company lost the controlling power over GZ Highpower and deconsolidated GZ Highpower. Thereafter, the investment was recorded under the equity method.

The equity in earnings of investee was $179,964 and $336,214 for the three and six months ended June 30, 2018.

(2) Investment in V-power

On February 28, 2018, the Company signed an investment agreement (the “Agreement”) with a related company and a group of individuals (the “Founder Team”) with an aggregate amount of RMB4.9 million (approximately $0.7 million) for 49% of the equity interest of V-power, which was recorded under the equity method. Pursuant to the terms of the Agreement, the Company shall complete the capital injection to V-power no later than December 31, 2018. In addition, the Company agrees to transfer the 15% of original equity interest of V-power to the Founder Team as compensation under voluntary assignment as any of the following requirements met: 1. annual sales revenue higher or equal to RMB30 million before the first capital increase of V-power; 2. valuation of V-power higher or equal to RMB30 million before equity issuance. As of June 30, 2018, the Company injected RMB2.1million (approximately $0.3 million) to V-power, and the unpaid amount was recorded as amount due to a related party (See Note 16).

The equity in loss of investee was $19,894 for the three and six months ended June 30, 2018, respectively.

(3) Investment in Yipeng

In 2017, after the completion of the capital injection to Yipeng and the equity transfer payment received by the Company from the other shareholder, the Company’s equity ownership in Yipeng decreased from 35.4% to 4.654%, and the Company lost the ability to exercises significant influence over Yipeng, discontinued the use of equity method and applied the cost method in accounting.

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

1) VAT

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals ("taxpayers") that are engaged in the sale of products in the PRC are generally required to pay VAT, at a rate of which was changed from 17% to 16% on May 1, 2018 of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred. The Company’s PRC subsidiaries are subject to VAT of their revenues.

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

As of June 30, 2018, the Company has not completed its accounting for certain tax effects of enactment of the Tax Act; however, the Company has made reasonable estimates of the effects on our existing deferred tax balances and the one-time transition tax. The Company expects to finalize these provisional estimates before the end of 2018 after completing our reviews and analysis, including reviews and analysis of any interpretations issued during this re-measurement period.

The one-time transition tax is based on the total post-1986 earnings and profits (“E&P”) for which the Company has previously deferred U.S. income taxes. The Company expects to make adjustments to this provisional estimate based on additional clarifying and interpretative technical guidance to be issued related to the calculation of the one-time transition tax.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Taxed Income (GILTI) earned by foreign subsidiaries. The Company currently does not expect to incur GILTI in 2018. The Company has not determined its accounting policy with respect to GILTI and has therefore included the 2018 estimate of current year GILTI, if any, as a period cost and included as part of the estimated annual effective tax rate. The 2018 estimated annual effective tax rate also includes the 2018 impact of all other U.S. tax reform provisions that were effective on January 1, 2018.

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

The components of the provision for income taxes expense are:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	551,583	456,583	898,520	919,800
Deferred	(142,262)	139,125	(498,878)	263,673
Total income taxes expenses	409,321	595,708	399,642	1,183,473

The reconciliation of income taxes expenses computed at the PRC statutory tax rate to income tax expense is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	3,123,636	5,057,908	1,995,021	8,258,215

Provision for income taxes at PRC statutory income tax rate (25%)	780,909	1,264,477	498,755	2,064,554
Impact of different tax rates in other jurisdictions	37,886	3,382	96,546	6,637
Effect of PRC preferential tax rate	(272,880)	(397,140)	(266,427)	(788,983)
R&D expenses eligible for super deduction	(334,892)	(442,939)	(334,892)	(442,939)
Other non-deductible expenses	32,175	17,448	48,751	33,995
Change in valuation allowance of deferred tax assets	166,123	150,480	356,909	310,209
Effective enterprise income tax expenses	409,321	595,708	399,642	1,183,473

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

8.	Taxation (continued)

3) Deferred tax assets, net

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Tax loss carry-forward	1,767,265	991,766
Allowance for doubtful receivables	64,294	136,562
Impairment for inventory	296,516	222,289
Difference for sales cut-off	10,489	17,322
Deferred government grant	113,709	46,446
Property, plant and equipment subsidized by government grant	255,070	269,344
Impairment for property, plant and equipment	57,273	58,304
Total gross deferred tax assets	2,564,616	1,742,033
Valuation allowance	(1,345,095)	(991,766)
Total net deferred tax assets	1,219,521	750,267

As of June 30, 2018, the Company had net operating loss carry-forwards in Hong Kong of $6,522,195 and United States of $1,280,635 without expiration and in the PRC of $2,814,462, which will expire in 2022.

The Company has deferred tax assets which consisted of tax loss carry-forwards and other items that can be carried forward to offset future taxable income. Management determined it is more likely than not that part of the deferred tax assets could not be utilized, so a valuation allowance was provided for as of June 30, 2018 and December 31, 2017. The net valuation allowance increased by approximately $0.2 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively. The net valuation allowance increased by approximately $0.4 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively.

9.	Notes payable

Notes payable presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $51,710,779 and $54,859,478 as of June 30, 2018 and December 31, 2017, respectively.

10.	Short-term loans

As of June 30, 2018 and December 31, 2017, short-term loans consisted of bank borrowings for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, time deposits with a carrying amount of $5,636,635 and $3,982,226, land use right with a carrying amount of $2,564,161 and $2,639,631, and buildings with a carrying amount of $9,333,591 and $9,621,537, respectively.

The loans were primarily obtained from two banks with interest rates ranging from 5.0000% to 6.5102% per annum and 5.0000% to 5.8725% per annum as of June 30, 2018 and December 31, 2017, respectively. The interest expenses were $230,599 and $537,156 for the six months ended June 30, 2018 and 2017, respectively. The interest expenses were $118,886 and $277,319 for the three months ended June 30, 2018 and 2017, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

11.	Non-financial institution borrowings

As of June 30, 2018, the Company obtained borrowings from a third-party individual in an amount of $9,069,335 which were used for working capital and capital expenditure purposes. The interest rates for the borrowings were 5.66% per annum. The borrowings are personally guaranteed by the Company's Chief Executive Officer, Mr. Dang Yu Pan.

The interest expense of the above borrowings was $296,963 and $297,753 for the six months ended June 30, 2018 and 2017, respectively. The interest expense of the above borrowings was $134,660 and $154,235 for the three months ended June 30, 2018 and 2017, respectively.

12.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. As of June 30, 2018, the total and unused lines of credit were $87.6 million and $22.4 million with maturity dates from July 2018 to July 2019. As of December 31, 2017, the total and unused lines of credit were $79.8 million and $31.3 million with maturity dates from March 2018 to July 2019.

These lines of credit were guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan or Mr. Dang Yu Pan and his wife. The Company’s buildings and the land use right were pledged as collateral for these line of credit.

13.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	2,714,315	4,371,237	1,595,379	6,906,886

Denominator:
Weighted-average shares outstanding
- Basic	15,556,361	15,317,101	15,533,139	15,218,820
- Dilutive effects of equity incentive awards	73,052	162,256	86,632	85,953
- Diluted	15,629,413	15,479,357	15,619,771	15,304,773

Net income per share:
- Basic	0.17	0.29	0.10	0.45
- Diluted	0.17	0.28	0.10	0.45

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

The total contributions made, which were expensed as incurred, were $1,383,552 and $1,125,097 for the six months ended June 30, 2018 and 2017, respectively, and $729,595 and $620,577 for the three months ended June 30, 2018 and 2017, respectively.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Lithium Business	48,503,856	37,009,048	85,100,511	64,499,542
Ni-MH Batteries and Accessories	16,420,104	11,783,901	29,606,902	24,311,214
New Materials	-	2,906,981	-	4,756,022
Total	64,923,960	51,699,930	114,707,413	93,566,778

Cost of Sales
Lithium Business	39,755,643	28,310,375	70,546,982	49,950,244
Ni-MH Batteries and Accessories	13,858,391	9,013,125	25,284,178	18,201,515
New Materials	-	2,304,664	-	3,408,419
Total	53,614,034	39,628,164	95,831,160	71,560,178

Gross Profit
Lithium Business	8,748,213	8,698,673	14,553,529	14,549,298
Ni-MH Batteries and Accessories	2,561,713	2,770,776	4,322,724	6,109,699
New Materials	-	602,317	-	1,347,603
Total	11,309,926	12,071,766	18,876,253	22,006,600

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

15.	Segment information (continued)

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Total Assets
Lithium Business	207,643,314	171,881,450
Ni-MH Batteries and Accessories	47,364,193	48,383,088
Total	255,007,507	220,264,538

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the locations of the Company’s customers is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China Mainland	32,880,005	32,086,138	61,185,768	54,247,730
Asia, others	25,183,900	12,092,612	40,938,296	25,788,170
Europe	4,849,360	3,612,677	9,387,263	8,465,407
North America	1,998,243	3,604,935	3,163,074	4,663,067
Others	12,452	303,568	33,012	402,404
	64,923,960	51,699,930	114,707,413	93,566,778

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Accounts receivable
China Mainland	34,536,671	37,636,478
Asia, others	20,347,914	15,294,527
Europe	5,481,322	5,189,859
North America	1,062,014	94,585
Others	12,654	37,550
	61,440,575	58,252,999

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

16.	Related party balance and transaction

Related party balance

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Accounts receivable	431,508	632,704
Other receivable	812	533,134
Amount due from a related party- GZ Highpower	432,320	1,165,838

Other payable-investment (1)	423,236	-
Amount due to a related party- V-power	423,236	-

(1) The Company signed an investment agreement with an aggregate amount of RMB4.9 million (approximately $0.7 million) in investing for 49% of the equity interest of V-power which was set up on March 1, 2018. On April 28, 2018, the Company injected RMB2.1million (approximately $0.3 million) to V-power, and the unpaid amount was recorded as amount due to a related party. (See Note 7)

Related party transaction

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income:
Sales
-GZ Highpower	433,147	-	658,934	-
-Yipeng	-	1,422,533	-	2,046,856
Rental income- Yipeng	-	7,012	-	18,311

Expenses:
Equipment rental fee- Yipeng	-	162,927	-	325,229

Repayment:
Other receivable- GZ Highpower	-	-	543,447	-

17.	Subsequent event

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

Overview

Net sales increased by $13.2 million, or 25.6%, during the second quarter of 2018 compared to the same quarter in 2017. Excluding GZ Highpower, net sales increased 32.8% to $64.9 million from $48.9 million. The main driver was our lithium business, including high end consumer products, industrial applications and increased demand for artificial intelligence products.

Lithium business net sales increased by $11.5 million, or 31.1%, during the second quarter of 2018 compared to the same quarter in 2017.

Ni-MH batteries and accessories net sales increased by $4.6 million, or 39.3%, during the second quarter of 2018 compared to the same quarter in 2017.

Gross profit during the second quarter of 2018 was $11.3 million, or 17.4% of net sales, compared to $12.1 million, or 23.3% of net sales, for the comparable period in 2017. This decrease was mainly due to high raw material prices.

For 2018, we will continue to drive business growth. As raw material prices may continue at a high level, we will strive to balance our selling price and customer expectations carefully. In the second quarter of 2018, our gross margin increased by 2.2% compared to the first quarter of 2018 and we expect further improvement in the second half of 2018. At the same time, we will seek to continuously improve our labor efficiency and improve material usage for better gross margin.

Investment in V-power

On February 28, 2018, the Company signed an investment agreement (the “Agreement”) with an aggregate amount of RMB4.9 million (approximately $0.7 million) for 49% of the equity interest of V-power. Pursuant to the terms of the Agreement, the Company shall complete the capital injection to V-power no later than December 31, 2018. On April 28, 2018, the Company injected RMB2.1million (approximately $0.3 million) to V-power. V-power now focuses on the development of electronic vehicle battery management systems (“EV BMS”) , and in the future V-power will gradually extend the business to design and produce EV power modules, energy storage systems (“ESS”) and related products.

Critical Accounting Policies

See note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three and six months ended June 30, 2018 and 2017, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	$	%	$	%	$	%	$	%
Net sales	64,924	100.0%	51,700	100.0%	114,707	100.0%	93,567	100.0%
Cost of sales	(53,614)	(82.6)%	(39,628)	(76.7)%	(95,831)	(83.5)%	(71,560)	(76.5)%
Gross profit	11,310	17.4%	12,072	23.3%	18,876	16.5%	22,007	23.5%

Research and development expenses	(3,593)	(5.5)%	(2,137)	(4.1)%	(6,155)	(5.4)%	(3,951)	(4.2)%
Selling and distribution expenses	(2,122)	(3.3)%	(1,723)	(3.3)%	(4,097)	(3.6)%	(3,361)	(3.6)%
General and administrative expenses	(3,910)	(6.0)%	(3,016)	(5.8)%	(8,025)	(7.0)%	(6,075)	(6.5)%
Foreign currency transaction gain (loss)	1,671	2.6%	(515)	(1.0)%	657	0.6%	(829)	(0.9)%
Income from operations	3,356	5.2%	4,681	9.1%	1,256	1.1%	7,791	8.3%

Changes in fair value of warrant liability	-	-	32	0.1%	-	-	-	-
Changes in fair value of foreign exchange derivative assets (liabilities)	(1,125)	(1.7)%	-	-	(421)	(0.4)%	-	-
Government grants	989	1.5%	209	0.4%	1,318	1.1%	559	0.6%
Other income	57	0.1%	68	0.1%	81	0.1%	296	0.3%
Equity in earnings (loss) of investees	160	0.2%	(42)	(0.1)%	316	0.3%	105	0.1%
Gain on dilution in equity method investee	-	-	491	1.0%	-	-	491	0.5%
Interest expenses	(313)	(0.5)%	(381)	(0.7)%	(555)	(0.5)%	(984)	(1.1)%
Income before taxes	3,124	4.8%	5,058	9.8%	1,995	1.7%	8,258	8.8%

Income taxes expenses	(410)	(0.6)%	(596)	(1.2)%	(400)	(0.3)%	(1,183)	(1.2)%
Net income	2,714	4.2%	4,462	8.6%	1,595	1.4%	7,075	7.6%

Less: net income attributable to non-controlling interest	-	-	91	0.2%	-	-	168	0.2%
Net income attributable to the Company	2,714	4.2%	4,371	8.5%	1,595	1.4%	6,907	7.4%

Net sales

Net sales for the three months ended June 30, 2018 were $64.9 million compared to $51.7 million for the comparable period in 2017, an increase of $13.2 million, or 25.6%.

Net sales for the six months ended June 30, 2018 were $114.7 million compared to $93.6 million for the comparable period in 2017, an increase of $21.1 million, or 22.6%. The increase was driven by our lithium business, which was partially offset by the impact of the deconsolidation of GZ Highpower. Net sales of Lithium business increased by $20.6 million, or 31.9%, during the six months ended June 30, 2018, compared to the comparable period in 2017, which was mainly due to optimization of sales structure. Ni-MH batteries and accessories net sales increased by $5.3 million, or 21.8%, during the six months ended June 30, 2018, compared to the comparable period in 2017, which was due to the increase in the number of Ni-MH batteries units sold.

Gross profit

Gross profit for the three months ended June 30, 2018 was $11.3 million, or 17.4% of net sales, compared to $12.1 million, or 23.3% of net sales, for the comparable period in 2017.

Gross profit for the six months ended June 30, 2018 was $18.9 million, or 16.5% of net sales, compared to $22.0 million, or 23.5% of net sales, for the comparable period in 2017. This decrease was mainly due to high raw material prices.

Research and development expenses

Research and development expenses were $3.6 million, or 5.5% of net sales, for the three months ended June 30, 2018, compared to $2.1 million, or 4.1% of net sales, for the comparable period in 2017.

Research and development expenses were $6.2 million, or 5.4% of net sales, for the six months ended June 30, 2018, compared to $4.0 million, or 4.2% of net sales, for the comparable period in 2017. The Company will continue to invest on R&D activities in the future.

Selling and distribution expenses

Selling and distribution expenses were $2.1 million, or 3.3% of net sales, for the three months ended June 30, 2018, compared to $1.7 million, or 3.3% of net sales, for the comparable period in 2017.

Selling and distribution expenses were $4.1 million, or 3.6% of net sales, for the six months ended June 30, 2018, compared to $3.4 million, or 3.6% of net sales, for the comparable period in 2017. The percent of net sales remained stable.

General and administrative expenses

General and administrative expenses were $3.9 million, or 6.0% of net sales, for the three months ended June 30, 2018, compared to $3.0 million, or 5.8% of net sales, for the comparable period in 2017.

General and administrative expenses were $8.0 million, or 7.0% of net sales, for the six months ended June 30, 2018, compared to $6.1 million, or 6.5% of net sales, for the comparable period in 2017. The increase was mainly due to the increase of payroll related and amortization of share-based compensation.

Foreign currency transaction gain (loss)

We experienced a gain of $1.7 million and a loss of $0.5 million for the three months ended June 30, 2018 and 2017, respectively, on the exchange rate difference between the US$ and the RMB.

We experienced a gain of $0.7 million and a loss of $0.8 million for the six months ended June 30, 2018 and 2017, respectively, on the exchange rate difference between the US$ and the RMB.

The gain (loss) in exchange rate difference was due to the influence of the RMB relative to the US$ over the respective periods. We used the foreign currency derivative contracts to reduce the impact from the fluctuation on exchange rates.

Changes in fair value of foreign exchange derivative assets (liabilities)

We experienced a loss on derivative instruments of $1.1 million and $0.4 million for the three and six months ended June 30, 2018, respectively.

Government grants

Government grants were $1.0 million for the three months ended June 30, 2018, compared to $0.2 million for the comparable period in 2017.

Government grants were $1.3 million for the six months ended June 30, 2018, compared to $0.6 million for the comparable period in 2017.

Other income

Other income was $0.1 million for both the three months ended June 30, 2018 and for the comparable period in 2017.

Other income was $0.1 million for the six months ended June 30, 2018, compared to $0.3 million for the comparable period in 2017.

Equity in earnings (loss) of investees

Equity in earnings of investees were $160,070 for the three months ended June 30, 2018, compared to equity in loss of investee $41,607 for the comparable period in 2017.

Equity in earnings of investees were $316,320 for the six months ended June 30, 2018, compared to $105,325 for the comparable period in 2017.

Gain on dilution in equity method investee

Gain on dilution in equity method investee, which was due to the equity issuance of equity method investee (Yipeng) to a third party, was $491,325 for the three and six months ended June 30, 2017, respectively.

Interest expenses

Interest expenses were $0.3 million for the three months ended June 30, 2018, compared to $0.4 million for the comparable period in 2017.

Interest expenses were $0.6 million for the six months ended June 30, 2018, compared to $1.0 million for the comparable period in 2017.

Income taxes expenses

Income taxes expenses were $0.4 million for the three months ended June 30, 2018, compared to $0.6 million for the comparable period in 2017.

Income taxes expenses were $0.4 million for the six months ended June 30, 2018, compared to $1.2 million for the comparable period in 2017.

Net income

Net income attributable to the Company for the three months ended June 30, 2018 was $2.7 million. Net income attributable to the Company (excluding net gain attributable to non-controlling interest) of $4.4 million for the comparable period in 2017, decreased by $1.7 million, or 37.9%.

Net income attributable to the Company for the six months ended June 30, 2018 was $1.6 million. Net income attributable to the Company (excluding net gain attributable to non-controlling interest) of $6.9 million for the comparable period in 2017, decreased by $5.3 million, or 76.9%.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net income attributable to the Company	2,714,315	4,371,237	1,595,379	6,906,886

Interest expenses	312,814	380,531	554,666	983,848
Income taxes expenses	409,321	595,708	399,642	1,183,473
Depreciation and Amortization	1,528,644	1,155,648	3,003,872	2,429,982

EBITDA	4,965,094	6,503,124	5,553,559	11,504,189

Key financial items excluding GZ Highpower

The Company deconsolidated GZ Highpower on December 21, 2017. Since the Company no longer presents GZ Highpower’s operations and comprehensive income as a result of the deconsolidation, the table below shows the comparative figures of key financial items excluding the effect of GZ Highpower:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Sales:
Lithium Business	48,503,856	37,009,048	85,100,511	64,499,542
Ni-MH Batteries and Accessories	16,420,104	11,783,901	29,606,902	24,311,214
Sales to GZ Highpower	-	112,448	-	204,478
Net sales (excluding GZ Highpwer)	64,923,960	48,905,397	114,707,413	89,015,234
Gross profit (excluding GZ Highpwer)	11,309,926	11,355,732	18,876,253	20,682,771
Gross profit margin (excluding GZ Highpwer)	17.4%	23.2%	16.5%	23.2%

Net income:
Net income	2,714,315	4,462,200	1,595,379	7,074,742
Less: Net income of GZ Highpower	-	303,210	-	559,518
Net income (excluding GZ Highpwer)	2,714,315	4,158,990	1,595,379	6,515,224

Liquidity and Capital Resources

We had cash and restricted cash of approximately $37.4 million as of June 30, 2018, compared to $40.5 million as of December 31, 2017.

To provide liquidity and flexibility in funding our operations, we borrow funds under bank facilities and other external sources of financing. As of June 30, 2018, we had lines of credit with nine financial institutions aggregating $87.6 million. The maturities of these facilities vary from July 2018 to July 2019. The facilities are subject to regular review and approval. Certain of these bank facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the bank facilities. As of June 30, 2018, we had utilized approximately $65.2 million under such general credit facilities and had available unused credit facilities of $22.4 million.

Net cash used in operating activities was approximately $7.6 million for the six months ended June 30, 2018, compared to net cash provided by operating activities of $0.1 million for the comparable period in 2017. The net cash increase of $7.7 million used in operating activities is primarily due to an increase of $18.3 million in cash outflow from inventories, an increase of $22.2 million in cash inflow from accounts payable, and an increase of $8.3 million in cash outflow from accounts receivable .

Net cash used in investing activities was $6.0 million for the six months ended June 30, 2018, compared to net cash used in investing activities of $5.2 million for the comparable period in 2017. The net cash decrease of $0.8 million used in investing activities is primarily due to an increase of $0.5 million in cash outflow from acquisitions of property, plant and equipment.

Net cash provided by financing activities was $11.8 million for the six months ended June 30, 2018, compared to $18.4 million for the comparable period in 2017. The net cash decrease of $6.6 million in net cash provided by financing activities was primarily attributable to an increase of $24.9 million in cash outflow from repayment of notes payable, an increase of $12.7 million in cash inflow from proceeds from short-term bank loans, and an increase of $12.7 million in cash inflow from proceeds from notes payable.

Our inventory turnover was 3.4 times and 5.2 times for the six months ended June 30, 2018 and 2017, respectively. The average days outstanding of our accounts receivable was 94 days at June 30, 2018, compared to 77 days at December 31, 2017. The lower inventory turnover was mainly due to our reserve on main raw material because of the high raw material price.

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

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As previously reported, on January 19, 2018, the Company and FirsTrust engaged in a court-sponsored mediation and on April 6, 2018, they entered into a Settlement and Mutual Release Agreement pursuant to which they provided mutual releases, agreed to dismiss the actions and Highpower agreed to pay to FirsTrust $450,000. The settlement amount was paid in two installments. The first installment of $212,500 was paid in the form of 50,000 shares of common stock that were issued on April 9, 2018 and the second installment of $237,500 was paid on July 30, 2018 in cash. On August 1, 2018, the case was dismissed in its entirety, with prejudice.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Working Capital Loan Contract between SZ Highpower and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch

On June 12, 2018, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch providing for an aggregate loan of RMB10,000,000 ($1,511,556) to be used as current funds for production and operations. SZ Highpower must withdraw the facility before September 11, 2018, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 6.5102%, which equals to the one year benchmarked by interbank rates, float 51.4%.The loan is guaranteed by HK HTC, SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,511,556 as of June 30, 2018.

The following constitute events of default under the loan contract: the borrower failure to repay principal, interest, and other payables in accordance with the provisions specified in this contract; or failure to fulfill any other obligations in this contract, or contrary to the statements, guarantee and commitments in this contract; the guarantees in this contract have adversely changed to the Lender’s loan, and the borrower is not available to provide other guarantees approved by the lender failure to pay off any other debts due by the borrower, or failure to fulfill or breach other obligations in this contract, or likely to affect the performance of the obligations in this contract; the financial performance of the profitability, debt payment ability, operating capacity and cash flow of the Borrower exceed the agreed standards, or deterioration has been or may affect the obligations in this contract; the borrower’s ownership structure, operation, external investment has changed adversely, which have affected or may affect the fulfillment of the obligations in this contract; the borrower involves or may involve significant economic disputes, litigation, arbitration, or asset seizure, detention or enforcement, or judicial or administrative authorities for investigation or take disciplinary measures in accordance with the laws, or illegal with relevant state regulations or policies in accordance with the laws, or exposure by media, which have affected or may affect the fulfillment of the obligations in this contract; the borrower’s principal individual investors, key management officer’s change, disappearances or restriction of personal liberty, likely to affect the performance of the obligations in this contract; using false contracts with related parties, using no actual transaction to extract the lender’s funds or credit, or evasion of lender’s loan right through related party transactions; having been or may be out of business, dissolution, liquidation, business reorganizations, business license has been revoked or bankruptcy; breaches food safety, production safety, environmental protection and other environmental and social risk management related laws and regulations, regulatory requirements or industry standards, resulting in accidents, major environmental and social risk events, likely to affect the performance of the obligations in this contract; in this contract, the borrower's credit rating, level of profitability, asset-liability ratio, net cash flow of operating and other indicators do not meet the credit conditions of the lender; or without the lender’s written contract, pledges guarantee or provides assurance guarantees to other party, likely to affect the performance of the obligations in this contract; other adverse situations may affect in the realization of loan right in this contract.

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

Credit Contract between SZ Highpower and Ping An Bank Co., Ltd. Shenzhen Branch

On May 15, 2018, SZ Highpower entered into a comprehensive credit line contract with Ping An Bank Co., Ltd. Shenzhen Branch, which provides for a revolving line of credit of up to RMB70,000,000 ($10,580,891). SZ Highpower may withdraw the loan, from time to time as needed, on or before May 14, 2019. The loan is guaranteed by SZ Springpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of used facility was $2,176,640 as of June 30, 2018.

The following constitute events of default under the loan contract: SZ Highpower changes the method of payment under the contract; SZ Highpower’s failure to timely repay the principal, interest and other payable under the contract; SZ Highpower’s failure to use the loan proceeds for the prescribed purposes; SZ Highpower’s violation of any statement, warranty and commitment with the bank; SZ Highpower’s violation of any other obligations in the contract; SZ Highpower’s concealment of true important information; SZ Highpower or a guarantor’s evasion of bank debts on purpose through related party transactions or otherwise; SZ Highpower or a guarantor’s transfer of property or use of assets to avoid debts by way of gratis, unreasonably-low priced transactions or for other improper means; SZ Highpower’s use of false contracts and arrangements sighed with any other third party to get funds or credit from the bank, including but not limited to pledge or discount of the notes receivable and other claims without actual trading background; SZ Highpower or a guarantor’s violation of any other contract (including but not limited to credit contract, loan contract and guarantee contract) signed with the bank or other banks or issuance of any bonds; the guarantor’s violation of the guarantee contract (including but not limited to guarantee contract, mortgage contract and pledge contract) or occurrence of any breach of the guarantee contract, or the guarantee contract is in vain or cancelled; there is obvious reduction or loss of the guaranty value, or dispute about the ownership of the guaranty, or the guaranty is sealed up, detained, frozen, deducted, detained or sold by auction; the occurrence of a merger, split, acquisition, reorganization, equity transfer, increase in debt financing or any other major event involving SZ Highpower that the bank believes might affect the safety of the loans; SZ Highpower or a guarantor’s business term has expired within the credit line period, and SZ Highpower or a guarantor fails to handle the procedures for renewal.

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

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Working Capital Loan Contract dated June 12, 2018, between Shenzhen Highpower Technology Co., Ltd and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch (translated to English).

10.2	Comprehensive Credit Line Contract dated May 15, 2018, between Shenzhen Highpower Technology Co., Ltd and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English).

10.2(a)	Maximum Guarantee Contract dated May 15, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English).

10.2(b)	Maximum Guarantee Contract dated May 15, 2018, between Huizhou Highpower Technology Co., Ltd and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English).

10.2(c)	Maximum Guarantee Contract dated May 15, 2018, between Dang Yu Pan and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: August 13, 2018		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Sunny Pan
	By:	Sunny Pan
	Its:	Chief Financial Officer (principal financial and accounting officer)

