Form 10-Q
period 2018-09-30
Highpower International, Inc.
filed 2018-11-13
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒     No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☒	Smaller reporting company☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes☐     No☒

The registrant had 15,559,658 shares of common stock, par value $0.0001 per share, outstanding as of, November 13, 2018.

HIGHPOWER INTERNATIONAL, INC.

FORM10-Q

 FOR THE QUARTERLY PERIOD ENDED September 30, 2018

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	7,981,782	14,502,171
Restricted cash	31,622,572	25,953,946
Accounts receivable, net	81,610,241	58,252,999
Amount due from a related party	259,995	1,165,838
Notes receivable	273,164	2,606,517
Advances to suppliers	4,487,495	6,050,531
Prepayments and other receivables	8,804,905	4,268,527
Foreign exchange derivative assets	-	236,436
Inventories	58,567,663	42,946,644

Total Current Assets	193,607,817	155,983,609

Property, plant and equipment, net	51,452,906	46,520,776
Long-term prepayments	3,778,665	3,715,445
Land use rights, net	2,444,474	2,639,631
Other assets	719,028	748,431
Deferred tax assets, net	1,260,108	750,267
Long-term investments	10,535,177	9,906,379

TOTAL ASSETS	263,798,175	220,264,538

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	69,311,491	60,368,012
Deferred government grants	472,949	309,638
Short-term loans	24,318,587	10,128,646
Non-financial institution borrowings	8,701,075	10,756,158
Notes payable	54,989,994	54,859,478
Foreign exchange derivative liabilities	480,459	-
Amount due to related parties	6,127,007	-
Other payables and accrued liabilities	24,279,551	12,243,345
Income taxes payable	3,972,006	3,609,391

Total Current Liabilities	192,653,119	152,274,668

Income taxes payable, noncurrent	-	777,685

TOTAL LIABILITIES	192,653,119	153,052,353

COMMITMENTS AND CONTINGENCIES	-	-

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,559,658 shares issued and outstanding at September 30, 2018 and 15,509,658 at December 31, 2017, respectively)	1,556	1,551
Additional paid-in capital	13,657,599	12,709,756
Statutory and other reserves	6,549,815	6,549,815
Retained earnings	52,190,975	44,481,568
Accumulated other comprehensive (loss) income	(1,254,889)	3,469,495

TOTAL EQUITY	71,145,056	67,212,185

TOTAL LIABILITIES AND EQUITY	263,798,175	220,264,538

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	90,557,479	71,405,560	205,264,892	164,972,338
Cost of sales	(73,047,063)	(57,845,224)	(168,878,223)	(129,405,402)
Gross profit	17,510,416	13,560,336	36,386,669	35,566,936

Research and development expenses	(3,535,882)	(2,433,928)	(9,690,479)	(6,385,144)
Selling and distribution expenses	(2,625,016)	(1,859,762)	(6,721,762)	(5,220,985)
General and administrative expenses	(5,796,496)	(3,959,731)	(13,821,494)	(10,034,694)
Foreign currency transaction gain (loss)	1,925,179	(816,593)	2,581,418	(1,645,095)
Total operating expenses	(10,032,215)	(9,070,014)	(27,652,317)	(23,285,918)

Income from operations	7,478,201	4,490,322	8,734,352	12,281,018

Changes in fair value of warrant liability	-	-	-	259
Changes in fair value of foreign exchange derivative assets (liabilities)	(410,061)	(146,481)	(831,486)	(146,481)
Government grants	261,538	345,941	1,580,037	904,753
Other income (expense)	27,998	(251,166)	108,140	44,480
Equity in earnings of investees	184,803	1,087	501,123	106,412
Gain on dilution in equity method investee	-	5,071	-	496,396
Gain on sales of long-term investment	-	1,664,377	-	1,664,377
Interest (expense) income	(518,912)	57,663	(1,073,578)	(926,185)
Income before taxes	7,023,567	6,166,814	9,018,588	14,425,029

Income taxes expenses	(909,539)	(1,013,919)	(1,309,181)	(2,197,392)
Net income	6,114,028	5,152,895	7,709,407	12,227,637

Less: net income attributable to non-controlling interest	-	128,702	-	296,558
Net income attributable to the Company	6,114,028	5,024,193	7,709,407	11,931,079

Comprehensive income
Net income	6,114,028	5,152,895	7,709,407	12,227,637
Foreign currency translation (loss) gain	(3,392,724)	1,258,937	(4,724,384)	2,743,650
Comprehensive income	2,721,304	6,411,832	2,985,023	14,971,287

Less: comprehensive income attributable to non-controlling interest	-	139,461	-	317,807
Comprehensive income attributable to the Company	2,721,304	6,272,371	2,985,023	14,653,480

Earnings per share of common stock attributable to the Company
- Basic	0.39	0.33	0.50	0.78
- Diluted	0.39	0.32	0.49	0.77

Weighted average number of common stock outstanding
- Basic	15,559,658	15,369,674	15,542,076	15,270,898
- Diluted	15,597,257	15,518,764	15,600,546	15,563,012

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	7,709,407	12,227,637
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,494,518	3,792,178
(Reversal) allowance for doubtful accounts, net	(787,034)	48,866
Loss on disposal of property, plant and equipment	223,040	57,277
Deferred tax	(581,710)	153,625
Changes in fair value of foreign exchange derivative assets (liabilities)	741,786	166,387
Equity in earnings of investees	(501,123)	(106,412)
Gain on dilution in equity method investee	-	(496,396)
Gain on sales of long-term investment	-	(1,664,377)
Share based compensation	735,348	86,921
Changes in fair value of warrant liability	-	(259)
Changes in operating assets and liabilities:
Accounts receivable	(25,743,046)	(8,517,071)
Other assets	(8,097)	-
Notes receivable	2,305,455	(5,543,798)
Advances to suppliers	1,289,133	-
Prepayments and other receivables	(4,568,639)	(8,775,985)
Amount due from a related party	885,886	7,691,900
Amount due to related parties	-	(1,557,682)
Inventories	(18,990,697)	(11,753,127)
Accounts payable	9,857,431	7,049,819
Deferred government grants	256,932	11,637
Other payables and accrued liabilities	13,135,351	1,394,691
Income taxes payable	(223,682)	156,744
Net cash flows used in operating activities	(9,769,741)	(5,577,425)

Cash flows from investing activities
Acquisitions of property, plant and equipment	(9,796,130)	(7,297,901)
Proceeds from sale of long-term investment	-	10,453,475
Payment for long-term investment	(321,067)	-
Net cash flows (used in) provided by investing activities	(10,117,197)	3,155,574

Cash flows from financing activities
Proceeds from short-term loans	21,427,063	8,797,727
Repayments of short-term loans	(5,866,424)	(17,594,229)
Proceeds from a related party	6,031,465	-
Proceeds from non-financial institution borrowings	-	10,306,243
Repayments of non-financial institution borrowings	(1,528,888)	(3,828,033)
Proceeds from notes payable	86,130,613	62,193,463
Repayments of notes payable	(82,740,379)	(48,408,417)
Proceeds from exercise of employee options	-	635,484
Net cash flows provided by financing activities	23,453,450	12,102,238
Effect of foreign currency translation on cash and restricted cash	(4,418,275)	2,591,502
Net (decrease) increase in cash and restricted cash	(851,763)	12,271,889
Cash and restricted cash - beginning of period	40,456,117	20,538,033
Cash and restricted cash - end of period	39,604,354	32,809,922

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	2,114,573	1,464,592
Interest expenses	1,285,288	1,402,447
Non-cash transactions
Shares issued for legal case settlement	212,500	-
Offset of deferred government grant and property, plant and equipment	66,398	171,403

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(Stated in US Dollars)

	Common stock		Additional	Statutory		Accumulated other
	Shares	Amount	paid-in capital	and other reserves	Retained earnings	comprehensive income	Non-controlling interest	Total
		$	$	$	$	$	$	$
Balance, January 1, 2017	15,114,991	1,511	11,580,934	4,992,463	29,266,068	(873,582)	329,343	45,296,737
Proceeds from exercise of stock options	61,261	6	161,111	-	-	-	-	161,117
Foreign currency translation adjustments	-	-	-	-	-	(26,659)	2,658	(24,001)
Share-based compensation expenses	-	-	24,401	-	-	-	-	24,401
Net income	-	-	-	-	2,535,649	-	76,893	2,612,542
Balance, March 31, 2017	15,176,252	1,517	11,766,446	4,992,463	31,801,717	(900,241)	408,894	48,070,796

Proceeds from exercise of stock options	180,308	19	462,670	-	-	-	-	462,689
Foreign currency translation adjustments	-	-	-	-	-	1,500,882	7,832	1,508,714
Share-based compensation expenses	-	-	20,415	-	-	-	-	20,415
Net income	-	-	-	-	4,371,237	-	90,963	4,462,200
Balance, June 30, 2017	15,356,560	1,536	12,249,531	4,992,463	36,172,954	600,641	507,689	54,524,814

Proceeds from exercise of stock options	119,440	1	11,677	-	-	-	-	11,678
Foreign currency translation adjustments	-	-	-	-	-	1,248,178	10,759	1,258,937
Share-based compensation expenses	-	10	45,997	-	-	-	-	46,007
Net income	-	-	-	-	5,024,193	-	128,702	5,152,895
Balance, September 30, 2017	15,476,000	1,547	12,307,205	4,992,463	41,197,147	1,848,819	647,150	60,994,331

Balance, January 1, 2018	15,509,658	1,551	12,709,756	6,549,815	44,481,568	3,469,495	-	67,212,185
Foreign currency translation adjustments	-	-	-	-	-	2,836,556	-	2,836,556
Share-based compensation expenses	-	-	241,421	-	-	-	-	241,421
Net income	-	-	-	-	(1,118,936)	-	-	(1,118,936)
Balance, March 31, 2018	15,509,658	1,551	12,951,177	6,549,815	43,362,632	6,306,051	-	69,171,226

Shares issued for legal case settlement	50,000	5	212,495	-	-	-	-	212,500
Foreign currency translation adjustments	-	-	-	-	-	(4,168,216)	-	(4,168,216)
Share-based compensation expenses	-	-	246,696	-	-	-	-	246,696
Net income	-	-	-	-	2,714,315	-	-	2,714,315
Balance, June 30, 2018	15,559,658	1,556	13,410,368	6,549,815	46,076,947	2,137,835	-	68,176,521

Foreign currency translation adjustments	-	-	-	-	-	(3,392,724)	-	(3,392,724)
Share-based compensation expenses	-	-	247,231	-	-	-	-	247,231
Net income	-	-	-	-	6,114,028	-	-	6,114,028
Balance, September 30, 2018	15,559,658	1,556	13,657,599	6,549,815	52,190,975	(1,254,889)	-	71,145,056

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of September 30, 2018, its consolidated results of operations for the three and nine months ended September 30, 2018, cash flows for the nine months ended September 30, 2018 and change in equity for the three and nine months ended September 30, 2018, as applicable, have been made. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018 or any future periods.

Concentrations of credit risk

One major customer accounted for 12.6% and 11.6% of the total sales for the three months ended September 30, 2018 and 2017, respectively. No customer accounted for 10.0% or more of total sales during the nine months ended September 30, 2018 and 2017.

One supplier accounted for 21.1% and 13.5% of the total purchase amount during the three and nine months ended September 30, 2018, respectively. No supplier accounted for 10% or more of the total purchase amount during the three and nine months ended September 30, 2017.

No customer accounted for 10.0% or more of the accounts receivable as of September 30, 2018. One customer accounted for 10.1% of the accounts receivable as of December 31, 2017.

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

Management has adopted this standard effective January 1, 2018 using the modified-retrospective approach, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and statement of cash flows for the nine months period ended September 30, 2018. See Note 3 for disclosures required by ASC 606 and the updated accounting policy for revenue recognition.

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

The following table disaggregates product sales by business segment by geography which provides information as to the major source of revenue. See Note 16 for additional description of our reportable business segments and the products being sold in each segment.

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Lithium Business	Ni-MH Batteries and Accessories	Consolidated	Lithium Business	Ni-MH Batteries and Accessories	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Primary Geographic Markets	$	$	$	$	$	$
China Mainland	27,534,539	8,964,442	36,498,981	74,408,401	23,276,348	97,684,749
Asia, others	38,657,192	5,955,794	44,612,986	73,751,756	11,799,526	85,551,282
Europe	1,670,050	5,651,287	7,321,337	3,736,805	12,971,795	16,708,600
North America	732,342	1,139,319	1,871,661	1,797,672	3,237,063	5,034,735
Others	-	252,514	252,514	-	285,526	285,526
Total sales	68,594,123	21,963,356	90,557,479	153,694,634	51,570,258	205,264,892

The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations (i) contracts that have an original expected length of one year or less; and (ii) contracts where revenue is recognized as invoiced.

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

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

4.	Accounts receivable, net

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Accounts receivable	82,024,427	61,431,785
Less: allowance for doubtful accounts	414,186	3,178,786
	81,610,241	58,252,999

The Company wrote off $2,430,392 for the three and nine months ended September 30, 2018, respectively.

5.	Inventories

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Raw materials	30,485,367	21,428,315
Work in progress	11,460,231	6,931,486
Finished goods	16,246,238	14,284,563
Packing materials	32,108	36,797
Consumables	343,719	265,483
	58,567,663	42,946,644

6.	Property, plant and equipment, net

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Cost
Construction in progress	4,518,370	1,330,643
Furniture, fixtures and office equipment	6,895,368	5,794,983
Leasehold improvement	6,856,560	7,080,409
Machinery and equipment	37,235,730	33,176,416
Motor vehicles	1,495,382	1,498,605
Buildings	19,034,923	20,169,197
	76,036,333	69,050,253
Less: accumulated depreciation	24,583,427	22,529,477
	51,452,906	46,520,776

The Company recorded depreciation expenses of $4,407,773 and $3,688,755 for the nine months ended September 30, 2018 and 2017, respectively, and $1,462,535 and $1,327,273 for the three months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, the Company deducted deferred government grants of $66,398 on the carrying amount of property, plant and equipment. During the year ended December 31, 2017, the Company deducted deferred government grants of $263,948 in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans. The net carrying amounts of the buildings were $8,534,563 and $9,224,694 as of September 30, 2018 and December 31, 2017, respectively.

The building located in Shenzhen, Guangdong was pledged as collateral for bank loans. The net carrying amount of the buildings was $357,117 and $396,843 as of September 30, 2018 and December 31, 2017, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Long-term investments

	September 30, 2018		December 31, 2017
	(Unaudited)
	$	Interest %	$	Interest %
Equity method investments
-Ganzhou Highpower Technology Company Limited (“GZ Highpower”) (1)	8,187,264	31.294%	8,102,520	31.294%
-Shenzhen V-power Innovative Technology Co., Ltd (“V-power”) (2)	645,499	49.000%	-	N/A
Cost method investment
-Huizhou Yipeng Energy Technology Co Ltd. (“Yipeng”) (3)	1,702,414	4.654%	1,803,859	4.654%
	10,535,177		9,906,379

(1) Investment in GZ Highpower

On December 21, 2017, after the completion of the capital increase to GZ Highpower by other shareholders, the Company lost the controlling power over GZ Highpower and deconsolidated GZ Highpower. Thereafter, the investment was recorded under the equity method.

The equity in earnings of investee was $233,531 and $569,745 for the three and nine months ended September 30, 2018, respectively.

(2) Investment in V-power

On February 28, 2018, the Company signed an investment agreement (the “Agreement”) with a related company and a group of individuals (the “Founder Team”) with an aggregate amount of RMB4.9 million (approximately $0.7 million) for 49% of the equity interest of V-power, which was recorded under the equity method. Pursuant to the terms of the Agreement, the Company shall complete the capital injection to V-power no later than December 31, 2018. In addition, the Company agreed to transfer the 15% of original equity interest of V-power to the Founder Team as compensation under voluntary assignment as any of the following requirements met: 1. annual sales revenue higher or equal to RMB30 million before the first capital increase of V-power; 2. valuation of V-power higher or equal to RMB30 million before equity issuance. As of September 30, 2018, the Company injected RMB2.1million (approximately $0.3 million) to V-power, and the unpaid amount was recorded as amount due to a related party (See Note 16).

The equity in loss of investee was $48,728 and $68,622 for the three and nine months ended September 30, 2018, respectively.

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

The equity in earnings of investee was $1,087 and $106,412 for the three and nine months ended September 30, 2017, respectively.

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

As of September 30, 2018, the Company has not completed its accounting for certain tax effects of enactment of the Tax Act; however, the Company has made reasonable estimates of the effects on our existing deferred tax balances and the one-time transition tax. The Company expects to finalize these provisional estimates before the end of 2018 after completing our reviews and analysis, including reviews and analysis of any interpretations issued during this re-measurement period.

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

The components of the provision for income taxes expense are:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	992,371	1,123,967	1,890,891	2,043,767
Deferred	(82,832)	(110,048)	(581,710)	153,625
Total income tax expenses	909,539	1,013,919	1,309,181	2,197,392

The reconciliation of income taxes expenses computed at the PRC statutory tax rate to income tax expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	7,023,567	6,166,814	9,018,588	14,425,029

Provision for income taxes at PRC statutory income tax rate (25%)	1,755,892	1,541,704	2,254,647	3,606,257
Impact of different tax rates in other jurisdictions	(59,978)	(12,220)	36,568	(5,582)
Effect of PRC preferential tax rate	(606,360)	(675,946)	(872,787)	(1,464,929)
R&D expenses eligible for super deduction	(193,645)	(4,571)	(528,537)	(447,510)
Other non-deductible expenses	62,508	31,769	111,259	65,764
Change in valuation allowance of deferred tax assets	(48,878)	133,183	308,031	443,392
Effective enterprise income tax expenses	909,539	1,013,919	1,309,181	2,197,392

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

8.	Taxation (continued)

3) Deferred tax assets, net

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Tax loss carry-forward	1,598,750	991,766
Allowance for doubtful receivables	62,127	136,562
Impairment for inventory	436,679	222,289
Difference for sales cut-off	3,691	17,322
Deferred government grants	70,942	46,446
Property, plant and equipment subsidized by government grant	248,358	269,344
Impairment for property, plant and equipment	137,171	58,304
Total gross deferred tax assets	2,557,718	1,742,033
Valuation allowance	(1,297,610)	(991,766)
Total net deferred tax assets	1,260,108	750,267

As of September 30, 2018, the Company had net operating loss carry-forwards in Hong Kong of $5,584,833 and United States of $1,791,016 without expiration and in the PRC of $2,007,596, which will expire in 2022.

The Company has deferred tax assets which consisted of tax loss carry-forwards and other items that can be carried forward to offset future taxable income. Management determined it is more likely than not that part of the deferred tax assets could not be utilized, so a valuation allowance was provided for as of September 30, 2018 and December 31, 2017. The net valuation allowance decreased by $47,485 and increased by approximately $0.1 million during the three months ended September 30, 2018 and 2017, respectively. The net valuation allowance increased by approximately $0.3 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively.

9.	Notes payable

Notes payable presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $54,989,994 and $54,859,478 as of September 30, 2018 and December 31, 2017, respectively.

10.	Short-term loans

As of September 30, 2018 and December 31, 2017, short-term loans consisted of bank borrowings for working capital and capital expenditure purposes and were secured by personal guarantees executed by certain directors of the Company, time deposits with a carrying amount of $2,716,196 and $3,982,226, land use right with a carrying amount of $2,444,474 and $2,639,631, and buildings with a carrying amount of $8,891,680 and $9,621,537, respectively.

The loans were primarily obtained from three banks with interest rates ranging from 5.2200% to 6.5250% per annum and 5.0000% to 5.8725% per annum as of September 30, 2018 and December 31, 2017, respectively. The interest expenses were $531,684 and $700,708 for the nine months ended September 30, 2018 and 2017, respectively. The interest expenses were $301,085 and $163,552 for the three months ended September 30, 2018 and 2017, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

11.	Non-financial institution borrowings

As of September 30, 2018, the Company obtained borrowings from a third-party individual in an amount of $8,701,075 which were used for working capital and capital expenditure purposes. The interest rates for the borrowings were 5.66% per annum. The borrowings are personally guaranteed by the Company's Chief Executive Officer, Mr. Dang Yu Pan.

The interest expense of the above borrowings was $422,554 and $468,817 for the nine months ended September 30, 2018 and 2017, respectively. The interest expense was $125,591 and $171,064 for the three months ended September 30, 2018 and 2017, respectively.

12.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. As of September 30, 2018, the total and unused lines of credit were $107.9 million and $44.7 million with maturity dates from October 2018 to September 2019. As of December 31, 2017, the total and unused lines of credit were $79.8 million and $31.3 million with maturity dates from March 2018 to July 2019.

These lines of credit were guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan or Mr. Dang Yu Pan and his wife. The Company’s buildings and the land use right were pledged as collateral for these line of credit.

13.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income attributable to the Company	6,114,028	5,024,193	7,709,407	11,931,079

Denominator:
Weighted-average shares outstanding
- Basic	15,559,658	15,369,674	15,542,076	15,270,898
- Dilutive effects of equity incentive awards	37,599	149,090	58,470	292,114
- Diluted	15,597,257	15,518,764	15,600,546	15,563,012

Net income per share:
- Basic	0.39	0.33	0.50	0.78
- Diluted	0.39	0.32	0.49	0.77

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

The total contributions made, which were expensed as incurred, were $2,380,819 and $1,824,009 for the nine months ended September 30, 2018 and 2017, respectively, and $997,267 and $698,912 for the three months ended September 30, 2018 and 2017, respectively.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Lithium Business	68,594,123	49,302,659	153,694,634	113,802,201
Ni-MH Batteries and Accessories	21,963,356	14,273,058	51,570,258	38,584,272
New Materials	-	7,829,843	-	12,585,865
Total	90,557,479	71,405,560	205,264,892	164,972,338

Cost of Sales
Lithium Business	54,730,548	39,691,844	125,277,530	89,642,088
Ni-MH Batteries and Accessories	18,316,515	11,211,627	43,600,693	29,413,142
New Materials	-	6,941,753	-	10,350,172
Total	73,047,063	57,845,224	168,878,223	129,405,402

Gross Profit
Lithium Business	13,863,575	9,610,815	28,417,104	24,160,113
Ni-MH Batteries and Accessories	3,646,841	3,061,431	7,969,565	9,171,130
New Materials	-	888,090	-	2,235,693
Total	17,510,416	13,560,336	36,386,669	35,566,936

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

15.	Segment information (continued)

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Total Assets
Lithium Business	212,524,600	171,881,450
Ni-MH Batteries and Accessories	51,273,575	48,383,088
Total	263,798,175	220,264,538

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the locations of the Company’s customers is set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China Mainland	36,498,981	40,140,175	97,684,749	94,387,905
Asia, others	44,612,986	24,496,337	85,551,282	50,284,507
Europe	7,321,337	6,456,220	16,708,600	14,921,627
North America	1,871,661	178,262	5,034,735	4,841,329
Others	252,514	134,566	285,526	536,970
	90,557,479	71,405,560	205,264,892	164,972,338

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Accounts receivable
China Mainland	36,314,021	37,636,478
Asia, others	36,761,224	15,294,527
Europe	7,966,358	5,189,859
North America	493,677	94,585
Others	74,961	37,550
	81,610,241	58,252,999

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

16.	Related party balance and transaction

Related party balance

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Accounts receivable	258,825	632,704
Other receivable	1,170	533,134
Amount due from a related party- GZ Highpower	259,995	1,165,838

Other payable-investment (1)	406,050	-
Loan from Mr. Dang Yu Pan (2)	5,720,957	-
Amount due to related parties	6,127,007	-

(1) The Company signed an investment agreement with an aggregate amount of RMB4.9 million (approximately $0.7 million) in investing for 49% of the equity interest of V-power which was set up on March 1, 2018. On April 28, 2018, the Company injected RMB2.1 million (approximately $0.3 million) to V-power, and the unpaid amount was recorded as amount due to a related party. (See Note 7)

(2) The Company entered into a loan agreement with a maximum amount of RMB60 million (approximately $8.7 million) with Mr. Dang Yu Pan on July 20, 2018. As of September 30, 2018, the Company withdrew an aggregate amount of RMB39.45 million (approximately $5.7 million). The interest rate is 5.65% per annum. The Company accrued interest expense $58,037 for the three and nine months ended September 30, 2018, respectively.

Related party transaction

The details of the transactions with GZ Highpower were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income:
Sales	525,983	-	1,184,917	-

Repayment:
Other receivable	(12,986)	-	530,461	-

The details of the transactions with Yipeng were as follows:

	Period from January 1, 2017 to July 27, 2017	Period from July 1, 2017 to July 27, 2017
	(Unaudited)	(Unaudited)
	$	$
Income:
Sales	2,781,745	734,889
Rental income	26,687	8,376

Expenses:
Equipment rental fee	383,351	58,121

17.	Subsequent event

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and no other subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

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

Overview

Net sales increased by $19.2 million, or 26.8%, during the third quarter of 2018 compared to the same quarter in 2017. Excluding GZ Highpower, net sales increased 41.8% to $90.6 million from $63.9 million. The main driver was our lithium business, including high-end consumer products, industrial applications and increased demand for artificial intelligence products.

Lithium business net sales increased by $19.3 million, or 39.1%, during the third quarter of 2018 compared to the same quarter in 2017.

Ni-MH batteries and accessories net sales increased by $7.7 million, or 53.9%, during the third quarter of 2018 compared to the same quarter in 2017.

Gross profit during the third quarter of 2018 was $17.5 million, or 19.3% of net sales, compared to $13.6 million, or 19.0% of net sales, for the comparable period in 2017.

In the third quarter of 2018, our gross profit margin increased by 1.9% compared to the second quarter of 2018. Due to the uncertainty of trade conflict between the USA and China, raw material price fluctuation and exchange rate impact, we will closely monitor all of these potential risks to drive continuous business growth.

Investment in V-power

On February 28, 2018, the Company signed an investment agreement (the “Agreement”) with an aggregate amount of RMB4.9 million (approximately $0.7 million) for 49% of the equity interest of V-power. Pursuant to the terms of the Agreement, the Company shall complete the capital injection to V-power no later than December 31, 2018. On April 28, 2018, the Company injected RMB2.1 million (approximately $0.3 million) to V-power. V-power now focuses on the development of electronic vehicle battery management systems (“EV BMS”), and in the future V-power intends to gradually extend the business to design and produce EV power modules, energy storage systems (“ESS”) and related products.

Critical Accounting Policies

See Note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three and nine months ended September 30, 2018 and 2017, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	$	%	$	%	$	%	$	%
Net sales	90,557	100.0%	71,406	100.0%	205,265	100.0%	164,972	100.0%
Cost of sales	(73,047)	(80.7)%	(57,846)	(81.0)%	(168,878)	(82.3)%	(129,405)	(78.4)%
Gross profit	17,510	19.3%	13,560	19.0%	36,387	17.7%	35,567	21.6%

Research and development expenses	(3,536)	(3.9)%	(2,434)	(3.4)%	(9,690)	(4.7)%	(6,385)	(3.9)%
Selling and distribution expenses	(2,625)	(2.9)%	(1,860)	(2.6)%	(6,722)	(3.3)%	(5,221)	(3.2)%
General and administrative expenses	(5,796)	(6.4)%	(3,960)	(5.5)%	(13,821)	(6.7)%	(10,035)	(6.1)%
Foreign currency transaction gain (loss)	1,925	2.1%	(816)	(1.1)%	2,580	1.3%	(1,645)	(1.0)%
Income from operations	7,478	8.3%	4,490	6.1%	8,734	4.3%	12,281	7.4%

Changes in fair value of warrant liability	-	-	-	-	-	-	-	-
Changes in fair value of foreign exchange derivative assets (liabilities)	(410)	(0.5)%	(146)	(0.2)%	(831)	(0.4)%	(146)	(0.1)%
Government grants	262	0.3%	346	0.5%	1,580	0.8%	905	0.5%
Other income (expense)	28	0.0%	(251)	(0.4)%	109	0.1%	45	0.0%
Equity in earnings of investees	185	0.2%	1	0.0%	501	0.2%	106	0.1%
Gain on dilution in equity method investee	-	-	5	0.0%	-	-	496	0.3%
Gain on sales of long-term investment	-	-	1,664	2.3%	-	-	1,664	1.0%
Interest (expense) income	(519)	(0.6)%	58	0.1%	(1,074)	(0.5)%	(926)	(0.6)%
Income before taxes	7,024	7.8%	6,167	8.6%	9,019	4.4%	14,425	8.7%

Income taxes expenses	(910)	(1.0)%	(1,014)	(1.4)%	(1,310)	(0.6)%	(2,197)	(1.3)%
Net income	6,114	6.8%	5,153	7.2%	7,709	3.8%	12,228	7.4%

Less: net income attributable to non-controlling interest	-	-	129	0.2%	-	-	297	0.2%
Net income attributable to the Company	6,114	6.8%	5,024	7.0%	7,709	3.8%	11,931	7.2%

Net sales

Net sales for the three months ended September 30, 2018 were $90.6 million compared to $71.4 million for the comparable period in 2017, an increase of $19.2 million, or 26.8%.

Net sales for the nine months ended September 30, 2018 were $205.3 million compared to $165.0 million for the comparable period in 2017, an increase of $40.3 million, or 24.4%. The increase was driven by our lithium business, which was partially offset by the impact of the deconsolidation of GZ Highpower. Net sales of Lithium business increased by $39.9 million, or 35.1%, during the nine months ended September 30, 2018, compared to the comparable period in 2017. Ni-MH batteries and accessories net sales increased by $13.0 million, or 33.7%, during the nine months ended September 30, 2018, compared to the comparable period in 2017. The increase in net sales was mainly due to the optimization of our sales structure.

Gross profit

Gross profit for the three months ended September 30, 2018 was $17.5 million, or 19.3% of net sales, compared to $13.6 million, or 19.0% of net sales, for the comparable period in 2017.

Gross profit for the nine months ended September 30, 2018 was $36.4 million, or 17.7% of net sales, compared to $35.6 million, or 21.6% of net sales, for the comparable period in 2017. This decrease of gross profit margin was mainly due to high raw material prices.

Research and development expenses

Research and development expenses were $3.5 million, or 3.9% of net sales, for the three months ended September 30, 2018, compared to $2.4 million, or 3.4% of net sales, for the comparable period in 2017.

Research and development expenses were $9.7 million, or 4.7% of net sales, for the nine months ended September 30, 2018, compared to $6.4 million, or 3.9% of net sales, for the comparable period in 2017. The Company will continue to invest on R&D activities in the future.

Selling and distribution expenses

Selling and distribution expenses were $2.6 million, or 2.9% of net sales, for the three months ended September 30, 2018, compared to $1.9 million, or 2.6% of net sales, for the comparable period in 2017.

Selling and distribution expenses were $6.7 million, or 3.3% of net sales, for the nine months ended September 30, 2018, compared to $5.2 million, or 3.2% of net sales, for the comparable period in 2017. The percent of net sales remained stable.

General and administrative expenses

General and administrative expenses were $5.8 million, or 6.4% of net sales, for the three months ended September 30, 2018, compared to $4.0 million, or 5.5% of net sales, for the comparable period in 2017.

General and administrative expenses were $13.8 million, or 6.7% of net sales, for the nine months ended September 30, 2018, compared to $10.0 million, or 6.1% of net sales, for the comparable period in 2017. The increase was mainly due to the increase of payroll related and amortization of share-based compensation.

Foreign currency transaction gain (loss)

We experienced a gain of $1.9 million and a loss of $0.8 million for the three months ended September 30, 2018 and 2017, respectively, on the exchange rate difference between the US$ and the RMB.

We experienced a gain of $2.6 million and a loss of $1.6 million for the nine months ended September 30, 2018 and 2017, respectively, on the exchange rate difference between the US$ and the RMB. The gain (loss) in exchange rate difference was due to the influence of the RMB relative to the US$ over the respective periods.

Changes in fair value of foreign exchange derivative assets (liabilities)

We experienced a loss on derivative instruments of $0.4 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively.

We experienced a loss on derivative instruments of $0.8 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Government grants

Government grants were $0.3 million for the three months ended September 30, 2018, compared to $0.3 million for the comparable period in 2017.

Government grants were $1.6 million for the nine months ended September 30, 2018, compared to $0.9 million for the comparable period in 2017.

Other income (expense)

Other income was $27,998 for the three months ended September 30, 2018, compared to other expense was $251,166 for the comparable period in 2017.

Other income was $108,140 for the nine months ended September 30, 2018, compared to $44,480 for the comparable period in 2017.

Equity in earnings of investees

Equity in earnings of investees were $184,803 for the three months ended September 30, 2018, compared to equity in earnings of investee $1,087 for the comparable period in 2017.

Equity in earnings of investees were $501,123 for the nine months ended September 30, 2018, compared to $106,412 for the comparable period in 2017.

Gain on dilution in equity method investee

Gain on dilution in equity method investee, which was due to the equity issuance of equity method investee (Yipeng) to a third party, were $5,071 and $496,396 for the three and nine months ended September 30, 2017.

Interest (expense) income

Interest expense was $518,912 for the three months ended September 30, 2018, compared to interest income of $57,663 for the comparable period in 2017.

Interest expense was $1.1 million for the nine months ended September 30, 2018, compared to $0.9 million for the comparable period in 2017.

Income taxes expenses

Income taxes expenses were $0.9 million for the three months ended September 30, 2018, compared to $1.0 million for the comparable period in 2017.

Income taxes expenses were $1.3 million for the nine months ended September 30, 2018, compared to $2.2 million for the comparable period in 2017.

Net income

Net income attributable to the Company for the three months ended September 30, 2018 was $6.1 million. Net income attributable to the Company (excluding net gain attributable to non-controlling interest) of $5.0 million for the comparable period in 2017, increased by $1.1 million, or 21.7%.

Net income attributable to the Company for the nine months ended September 30, 2018 was $7.7 million. Net income attributable to the Company (excluding net gain attributable to non-controlling interest) of $11.9 million for the comparable period in 2017, decreased by $4.2 million, or 35.4%.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net income attributable to the Company	6,114,028	5,024,193	7,709,407	11,931,079

Interest expenses	518,912	(57,663)	1,073,578	926,185
Income taxes expenses	909,539	1,013,919	1,309,181	2,197,392
Depreciation and Amortization	1,490,646	1,362,196	4,494,518	3,792,178

EBITDA	9,033,125	7,342,645	14,586,684	18,846,834

Key financial items excluding GZ Highpower

The Company deconsolidated GZ Highpower on December 21, 2017. Since the Company no longer presents GZ Highpower’s operations and comprehensive income as a result of the deconsolidation, the table below shows the comparative figures of key financial items excluding the effect of GZ Highpower:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Sales:
Lithium Business	68,594,123	49,302,659	153,694,634	113,802,201
Ni-MH Batteries and Accessories	21,963,356	14,273,058	51,570,258	38,584,272
Sales to GZ Highpower	-	288,466	-	492,944
Net sales (excluding GZ Highpwer)	90,557,479	63,864,183	205,264,892	152,879,417
Gross profit (excluding GZ Highpwer)	17,510,416	12,648,471	36,386,669	33,331,242
Gross profit margin (excluding GZ Highpwer)	19.3%	19.8%	17.7%	21.8%

Net income:
Net income	6,114,028	5,152,895	7,709,407	12,227,637
Less: Net income of GZ Highpower	-	429,010	-	988,528
Net income (excluding GZ Highpwer)	6,114,028	4,723,885	7,709,407	11,239,109

Liquidity and Capital Resources

We had cash and restricted cash of approximately $39.6 million as of September 30, 2018, compared to $40.5 million as of December 31, 2017.

To provide liquidity and flexibility in funding our operations, we borrow funds under bank facilities and other external sources of financing. As of September 30, 2018, we had lines of credit with eight financial institutions aggregating $107.9 million. The maturities of these facilities vary from October 2018 to September 2019. The facilities are subject to regular review and approval. Certain of these bank facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the bank facilities. As of September 30, 2018, we had utilized approximately $63.2 million under such general credit facilities and had available unused credit facilities of $44.7 million.

Net cash used in operating activities was approximately $9.8 million for the nine months ended September 30, 2018, compared to net cash used in operating activities of $5.6 million for the comparable period in 2017. The net cash increase of $4.2 million used in operating activities is primarily due to an increase of $17.2 million in cash outflow from accounts receivable, an increase of $11.7 million in cash inflow from other payables and accrued liabilities.

Net cash used in investing activities was $10.1 million for the nine months ended September 30, 2018, compared to net cash provided by investing activities of $3.2 million for the comparable period in 2017. The net cash increase of $13.3 million used in investing activities is primarily due to a cash inflow of $10.5 million from proceeds from sale of long-term investment in 2017.

Net cash provided by financing activities was $23.5 million for the nine months ended September 30, 2018, compared to $12.1 million for the comparable period in 2017. The net cash increase of $11.4 million in net cash provided by financing activities was primarily attributable to an increase of $12.6 million in cash inflow from proceeds from short-term loans, an increase of $23.9 million in cash inflow from proceeds from notes payable, a decrease of $11.7 million in cash outflow from repayments of short-term loans, and an increase of $34.3 million in cash outflow from repayments of notes payable.

Our inventory turnover was 6.7 times and 4.5 times for the nine months ended September 30, 2018 and 2017, respectively. The average days outstanding of our accounts receivable was 92 days at September 30, 2018, compared to 77 days at December 31, 2017. The lower inventory turnover was mainly due to our reserve on main raw material because of the high raw material price in the first half year of 2018.

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

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See the Company’s Form 10-Q for the period ended June 30, 2018 as filed with the SEC on August 13, 2018 for a description of the settlement and dismissal on August 1, 2018 of the FirsTrust matter.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Working Capital Loan Contract between SZ Springpower and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch

On August 8, 2018, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch providing for an aggregate loan of RMB10,000,000 ($1,450,179) to be used as current funds for production and operations. SZ Springpower must withdraw the facility before November 6, 2018, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 5.4378%, which equals to the one year benchmarked by interbank rates, float 51.4%. The loan is guaranteed by HKHTC, HZ HTC, SZ Highpower and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,450,179 as of September 30, 2018.

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

Working Capital Loan Contracts between ICON and Bank of China, Buji Sub-branch

On September 3, 2018, ICON entered into two working capital loan contracts with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,450,179) to be used by ICON to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. ICON must withdraw the facility within 30 days from September 11, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,450,179 as of September 30, 2018.

On September 19, 2018, ICON entered into two working capital loan contracts with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,450,179) to be used by ICON to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. ICON must withdraw the facility within 30 days from September 21, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,450,179 as of September 30, 2018.

The following constitute events of default under each loan agreement: failure to comply with repayment obligations under the agreement or any affiliated credit lines contract; failure to use borrowed funds according to the specified purposes; any statement made by ICON in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; breach of covenants in other credit agreements with the bank or affiliated institutions of the bank; any guarantor breaches a contract or defaults under any agreement with the bank or affiliated institutions of the bank; termination of its business or engagement due to any wind-up, cancellation or bankruptcy issues; involvement or potential involvement in significant economic disputes, litigation, arbitration or assets seizure or confiscation, or its involvement in other judicial proceedings or administrative punishment proceedings that have affected or may affect its capacity to perform its obligations under the affiliated specific credit line contract; an abnormal change in any major individual investor or key management member of ICON or such a person or entity’s becoming subject to investigation or restriction by the judiciary, which have or may affect ICON’s performance of obligation under affiliated specific credit line contract; Bank of China’s discovery of any situation that may affect the financial position or performance capacities of ICON or a guarantor after the bank’s annual review of ICON’s financial position and performance; failure to provide the relevant documentation acceptable to Bank of China about the inflows and outflows of large-sum and abnormal capital in capital recovery account; or being in violation of other rights and obligations under the affiliated specific credit line contract.

Upon the occurrence of an event of default, the bank may: request ICON or any guarantor to rectify the event of default within a specified time period; reduce, temporarily suspend or permanently terminate ICON’s credit limit in whole or in part; temporarily suspend or permanently terminate in part or in whole ICON’s application for specific credit line under the agreement; announce the immediate expiration of all the credit lines granted under the affiliated specific credit line contract as well as other contracts; terminate or release the contract, terminate or release in part or in whole any of the affiliated specific credit line contract as well as the other contracts executed between ICON and the bank; require compensation from ICON on the losses thereafter caused; hold ICON’s deposit account at the bank in custody for repayment of amounts due under the contract; exercise the real rights for security; request repayment from a guarantor; or take any other procedures deemed necessary by the bank.

Loan Contract between SZ Highpower and Ping An Bank Co., Ltd. Shenzhen Branch

On June 28, 2018, SZ Highpower entered into a working capital loan contract with Ping An Bank Co., Ltd. Shenzhen Branch providing for an aggregate loan of $1,500,000 to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. The interest rate will equal to the LIBOR of the withdraw date, plus 2.85%. The loan is guaranteed by SZ Springpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of used facility was $1,500,000 as of September 30, 2018.

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

Comprehensive Credit Line Contract between ICON and Bank of China, Buji Sub-branch

Comprehensive Credit Line Contract between SZ Springpower and Bank of China, Buji Sub-branch

On September 3, 2018, ICON entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to RMB70,000,000 ($10,151,254), consisting of up to RMB50,000,000 ($7,250,895) in loans and up to RMB20,000,000 ($2,900,358) in bank acceptance. ICON may withdraw the loan, from time to time as needed, but must make specific drawdown application on and before September 3, 2019. The loan is guaranteed by SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of used facility was $9,098,859 as of September 30, 2018.

On September 3, 2018, SZ Springpower entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to RMB80,000,000 ($11,601,433), consisting of up to RMB40,000,000 ($5,800,716) in loans and up to RMB40,000,000 ($5,800,716) in bank acceptance. SZ Springpower may withdraw the loan, from time to time as needed, but must make specific drawdown application on and before September 3, 2019. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of used facility was $11,054,715 as of September 30, 2018.

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

Comprehensive Credit Contract between HZ HTC and Guangdong Huaxing Bank Co., Ltd. Huizhou Branch

On September 13, 2018, HZ HTC entered into a comprehensive credit line contract with Guangdong Huaxing Bank Co., Ltd. Huizhou Branch, which provides for a revolving line of credit of up to RMB160,000,000 ($23,202,866). HZ HTC may withdraw from each loan, from time to time as needed, but must make a specific drawdown application on or before August 7, 2019, after which time the bank may cancel all or part of the facilities. The comprehensive credit line shall be automatically terminated if the bank does not issue any credit line to HZ HTC prior to February 8, 2019. The loan is guaranteed by SZ Highpower, our Chief Executive Officer, Dang Yu Pan and HZ HTC’s accounts receivable. The balance of used facility was $8,849,790 as of September 30, 2018.

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

Loan agreement between Shenzhen Highpower Technology Co., Ltd. and Mr. Dang Yu Pan

On July 20, 2018, SZ Highpower entered into a loan agreement with Mr. Dang Yu Pan (Lender) providing for an aggregate loan of RMB60,000,000 (US$8,701,075) to be used by SZ Highpower as working capital. SZ Highpower can withdraw the loan on and before March 20, 2019. SZ Highpower must repay the principal and interest before the maturity day on March 20, 2019. The interest rate is 5.65%, which equals to 130% of one year’s benchmark-lending rate of the People’s Bank of China. The balance of used facility was $5,720,957 as of September 30, 2018.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Working Capital Loan Contract dated August 8, 2018, between Springpower Technology Co., Ltd and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch (translated to English).

10.2	Working Capital Loan Contract dated September 3, 2018, between Icon Energy System (Shenzhen) Co., Ltd and Bank of China, Buji Sub-branch (translated to English).

10.3	Working Capital Loan Contract dated September 19, 2018, between Icon Energy System (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.4	Loan Contract dated June 28, 2018, between Shenzhen Highpower Technology Co., Ltd and Ping An Bank Co., Ltd., Shenzhen Branch (translated to English).

10.5	Comprehensive Credit Line Contract dated September 3, 2018, between Icon Energy System (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.5(a)	Maximum Amount Guaranty Contract dated September 3, 2018, between Huizhou Highpower Technology Co., Ltd., and Bank of China, Buji Sub-branch (translated to English).

10.5(b)	Maximum Amount Guaranty Contract dated September 3, 2018, between Dangyu Pan and Bank of China, Buji Sub-branch (translated to English).

10.5(c)	Maximum Amount Guaranty Contract dated September 3, 2018, between Springpower Technology (Shenzhen) Co., Ltd., and Bank of China, Buji Sub-branch (translated to English).

10.5(d)	Maximum Amount Guaranty Contract dated September 3, 2018, between Shenzhen Highpower Technology Co., Ltd., and Bank of China, Buji Sub-branch (translated to English).

10.6	Comprehensive Credit Line Contract dated September 3, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.6(a)	Maximum Amount Guaranty Contract dated September 3, 2018, between Huizhou Highpower Technology Co., Ltd., and Bank of China, Buji Sub-branch (translated to English).

10.6(b)	Maximum Amount Guaranty Contract dated September 3, 2018, between Dangyu Pan and Bank of China, Buji Sub-branch (translated to English).

10.6(c)	Maximum Amount Guaranty Contract dated September 3, 2018, between Shenzhen Highpower Technology Co., Ltd., and Bank of China, Buji Sub-branch (translated to English).

10.7	Comprehensive Credit Line Contract dated September 13, 2018, between Huizhou Highpower Technology Co., Ltd., and Guangdong Huaxing Bank Co., Ltd., Huizhou Branch (translated to English).

10.7(a)	Maximum Suretyship Guaranty Contract dated September 13, 2018, between Shenzhen Highpower Technology Co., Ltd., and Guangdong Huaxing Bank Co., Ltd., Huizhou Branch (translated to English).

10.7(b)	Maximum Suretyship Guaranty Contract dated September 13, 2018, between Pan Dangyu and Guangdong Huaxing Bank Co., Ltd., Huizhou Branch (translated to English).

10.7(c)	Maximum Pledge Guaranty Contract dated September 13, 2018, between Huizhou Highpower Technology Co., Ltd., and Guangdong Huaxing Bank Co., Ltd., Huizhou Branch (translated to English).

10.8	Loan Agreement dated July 20, 2018, between Shenzhen Highpower Technology Co., Ltd., and Pan Dangyu (translated to English).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: November 13, 2018		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Shengbin (Sunny) Pan
	By:	Shengbin (Sunny) Pan
	Its:	Chief Financial Officer (principal financial and accounting officer)

