Form 10-K
period 2018-12-31
Highpower International, Inc.
filed 2019-03-28
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2018 (based on $3.10 per share, the price at which the registrant’s common stock was last sold on June 29, 2018) was approximately $33.8 million.

There were 15,567,953 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 28, 2019. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “HPJ”.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

HIGHPOWER INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

With respect to this discussion, the terms, the “Company” “Highpower” “we,” “us,” and “our” refer to Highpower International, Inc., and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiary Shenzhen Highpower Technology Company Limited (“SZ Highpower”) and SZ Highpower’s and HKHTC’s jointly owned subsidiaries, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”) and Icon Energy System Company Limited (“ICON”) and SZ Highpower’s and SZ Springpower’s jointly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”). SZ Highpower no longer holds the controlling equity interest over its previously 70%-owned subsidiary Ganzhou Highpower Technology Company Limited (“GZ Highpower”) and deconsolidated GZ Highpower on December 21, 2017. Highpower and its direct and indirect wholly owned subsidiaries are collectively referred to as the “Company”, unless the context indicates otherwise.

Company Overview

Highpower manufactures and sells Lithium-ion and Ni-MH rechargeable batteries. We also design and produce advanced battery packs and systems.

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

Corporate Information

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

In 2012, SZ Highpower formed a wholly-owned subsidiary HZ HTC. In March 2015, HZ HTC increased its paid-in capital to RMB60,000,000 ($9,496,526). On November 28, 2018, HZ HTC further increased its registered capital to RMB300,000,000 ($44,542,231). SZ Springpower holds 80% of the equity interest of HZ HTC, and SZ Highpower holds the remaining 20%.

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

Products

Our Ni-MH rechargeable batteries are versatile solutions for many diverse applications due to their long life, environmentally friendly materials, high power and energy, low cost and safe applications. Developed to meet the requirement for increasingly higher levels of energy demanded by today’s electronic products, our Ni-MH rechargeable batteries offer increased capacity and higher energy density to expect a longer running time between charges as well as the performance of cycle life exceeds 2000 cycles for high-end products. We produce AA, AAA, 9V, C, D, SC (Normal & RTU version) sized batteries in blister packing as well as chargers and battery packs.

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

During the years ended December 31, 2018 and 2017, approximately 25.9% and 21.2% of our net sales were from our five largest customers, respectively. The percentages of net sales disclosed for each of our major customers includes sales to groups of customers under common control or that could be deemed affiliates of such major customers. During the years ended December 31, 2018 and 2017, no customer accounted for 10% or more of net sales.

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

For Ni-MH, we purchase raw materials, consisted primarily of metal materials including nickel oxide, nickel foam, metal hydride alloy and other battery components, such as membranes, from suppliers located in China and Japan. For lithium batteries, we purchase raw materials consisting primarily of LiCoO2, graphite and electrolyte. We believe that the raw materials and components used in manufacturing rechargeable batteries are available from enough sources to be able to satisfy our manufacturing needs; however, some of our materials relating to nickel and cobalt are available from a limited number of suppliers. One supplier accounted for 10.7% and no supplier accounted for over 10% of our total purchase amount during the years ended December 31, 2018 and 2017, respectively. Presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

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

For the years ended December 31, 2018 and 2017, we expended $13,492,057 and $9,512,074, respectively, in research and development.

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

Seasonality

The first quarter of each fiscal year tends to be our slow season due to the Chinese New Year holidays. Our factories and operations are usually shut down for 2 weeks during this time, resulting in lower sales during the first quarter.

Employees

As of December 31, 2018, we had approximately 4,400 employees, all of whom were employed full-time. There are no collective bargaining contracts covering any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

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

Additionally, sales of consumer items such as portable electronic devices, have slowed in previous years and there have been adverse changes in employment levels, job growth, consumer confidence and interest rates. During 2018, Mainland China, which represented 48.5% of our net sales for the year ended December 31, 2018, experienced a pronounced deceleration in its economic growth. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting consumer spending may affect the timing of orders. Thus, any economic downturns generally would have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

We had capital expenditures of approximately $15.6 million and $13.7 million in the years ended December 31, 2018 and 2017, respectively. We may incur significant additional capital expenditures as a result of our expansion of our operations into our new production factory, as well as unanticipated events, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes or adequately expand our production capabilities, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the law, we had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which we have not always been able to pass on to our customers. In addition, under the law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts have substantially increased our employment-related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that labor laws in the PRC will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

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

The Company leverages from various Chinese banks to fund its business operations and our expansion to meet the demand from the fast growing lithium battery market in mobile and portable consumer devices, vehicles of various sizes, and energy storage systems. As of December 31, 2018, the Company’s debt asset ratio was 73.2%. The management of the Company has taken and will take a number of actions and will continue to address our high debt level situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. These actions can include market more higher-margined lithium battery products and systems; control cost in operating expenses, and improve management efficiency; and introduce strategic investment. If we are not successful in implementing these actions, we may not have sufficient cash to meet our payment obligations.

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

As of December 31, 2018, we had outstanding options exercisable for an aggregate of 392,350 shares of common stock at a weighted average exercise price of $3.73 per share. We have registered the issuance of all the shares issuable upon exercise of the options, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As of December 31, 2018, we also had outstanding warrants exercisable for an aggregate of 200,000 shares of common stock at a weighted average exercise price of $3.00 per share. As our stock price rises, the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

If our land use right or the land use right of our landlord are revoked or not renewed, we would be forced to relocate operations.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificates. Land use rights can be revoked or not renewed and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We acquired approximately 126,605 square meters of land equity in Huizhou from the Huizhou State-Owned Land Resource in 2007 upon which we constructed a manufacturing facility. Besides the land use right in Huizhou, we rely on the land use right of our landlord for other facilities, and the loss of our own land use right or our landlord’s land use right would require us to identify and relocate our operations, which could have a material adverse effect on our financial condition and results of operations. Any loss of this land use right would require us to identify and relocate our manufacturing and other facilities, which could have a material adverse effect on our financial condition and results of operations.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily Base Exchange Rate with reference primarily to the supply and demand of RMB against the US$ and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the US$ to RMB and modified the system by which the exchange rates are determined, which has resulted in an appreciation of the RMB against the US$. During the year ended December 31, 2018, the exchange rate of the RMB to the US$ increased approximately 5.2% from the level at the end of December 31, 2017. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of the US$ against the RMB, including future devaluations. Because most of our net sales are made in US$ and most of our expenses are paid in RMB, any future devaluation of the US$ against the RMB could negatively impact our results of operations. Moreover, any affirmative actions by the U.S. Government against the PRC in relation to the exchange rate could negatively impact our results of operations.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, China’s Average Consumer Price Index increased approximately 2.1% in 2018. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets is in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay suppliers, employees and other creditors, we may be unable to continue in business.

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

In China, the companies granted with National High-tech Enterprise status (“NHTE”) enjoy a 15% income tax rate. This status needs to be renewed every three years. As of December 31, 2018, all of our subsidiaries located in China received NHTE status. The loss of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

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

Three of our stockholders beneficially own or control approximately 32.6% of our outstanding shares. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these three stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these three stockholders may differ from the interests of our other stockholders.

On March 13, 2019, Dang Yu Pan, our CEO, Wen Liang Li, a director, and Wen Wei Ma, a former executive officer entered into a consortium agreement with Essence International Financial Holdings (Hong Kong) Limited pursuant to which the parties agreed to cooperate and vote in favor of proposal acquisition of the Company. For further information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

Under our 2017 Equity Incentive Plan we may grant securities to compensate employees and other services providers, which could result in increased share-based compensation expenses and, therefore, reduce net income.

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

In China, only the PRC government and peasant collectives may own land. In February 2007, the Company acquired approximately 126,605 square meters (1,362,765 square feet) of land equity in Huizhou, Guangdong province, China for a total of RMB21.5 million ($3.1 million) under a land use right grant from the Huizhou State-Owned Land Resource Bureau that gave us the right to use the land for 50 years and an agreement with the government of Maan Town. In the event we wish to continue to use the land after the 50-year period, we must apply for an extension at least one year prior to the land grant’s expiration.

Our rights with respect to the land use right grant permit us to develop the land and construct buildings for industrial applications. We have the right to transfer or rent the land and use it as collateral for our loans.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. We are currently not a party to any material legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the stock symbol “HPJ”.

The following table summarizes the highest and lowest sales prices of our common stock during the quarters listed below as reported by the NASDAQ:

	Highest	Lowest
Year ended December 31, 2018
First Quarter	$4.35	$3.225
Second Quarter	$3.70	$2.75
Third Quarter	$3.25	$2.55
Fourth Quarter	$2.73	$2.17

Year ended December 31, 2017
First Quarter	$4.90	$2.10
Second Quarter	$5.70	$3.60
Third Quarter	$5.20	$3.25
Fourth Quarter	$5.75	$3.65

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

Stockholders

As of March 28, 2019, we had 18 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2018 or 2017.

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

Overview

In 2018, Highpower’s overall revenue increased by $49.8 million, or 20.4%, compared to 2017. Excluding impact of GZ Highpower deconsolidation, net sales increased 36.1% to $293.9 million from $215.9 million. The main driver was our lithium business, including high-end consumer products, industrial applications and increased demand for artificial intelligence products.

Lithium business net sales increased by $58.3 million, or 36.1%, during 2018 compared to 2017.

Ni-MH batteries and accessories net sales increased by $20.5 million, or 38.3%, during 2018 compared to 2017.

Gross profit during 2018 was $56.9 million, or 19.3% of net sales, compared to $47.4 million, or 19.4% of net sales in 2017.

For 2019, we will continue to drive business growth and seek to continuously improve our labor efficiency and improve material usage for better gross margin.

Investment in Shenzhen V-power Innovative Technology Co., Ltd (“V-power”)

On February 28, 2018, the Company signed an investment agreement (the “Investment”) with an aggregate amount of RMB4.9 million (approximately $0.7 million) for 49% of the equity interest of V-power. On April 28, 2018, the Company invested RMB2.1 million (approximately $0.3 million) into V-power and on January 14, 2019, the Company invested an additional RMB2.1 million (approximately $0.3 million). V-power now focuses on the development of electronic vehicle battery management systems (“EV BMS”), and in the future V-power intends to gradually extend the business to design and produce EV power modules, energy storage systems (“ESS”) and related products.

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

Accounts Receivable. Accounts receivable are stated at original amount less an allowance for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of receivables. The Company analyzes the aging of the customer accounts, coverage of credit insurance, customer concentrations, customer credit-worthiness, historical and current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

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

The Company does not have any future obligations directly or indirectly related to product resale by customers.

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

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2018 and 2017, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations

(Dollars in Thousands, Except Diluted Earnings per Common Stock attributable to the Company)	For the years Ended December 31,
	2018		2017		Increased %
Net sales	293,932	100.0%	244,166	100.0%	20.4%
Cost of sales	(237,057)	(80.7)%	(196,792)	(80.6)%	20.5%
Gross profit	56,875	19.3%	47,374	19.4%	20.1%

Research and development expenses	(13,492)	(4.6)%	(9,512)	(3.9)%	41.8%
Selling and distribution expenses	(10,088)	(3.4)%	(7,501)	(3.1)%	34.5%
General and administrative expenses	(19,300)	(6.6)%	(15,394)	(6.3)%	25.4%
Foreign currency transaction gain (loss)	1,860	0.6%	(2,390)	(1.0)%	177.8%
Income from operations	15,855	5.4%	12,577	5.2%	26.1%

Changes in fair value of warrant liability	-	-	-	0.0%	-
Changes in fair value of foreign exchange derivatives	(1,144)	(0.4)%	273	0.1%	(519.4)%
Government grants	2,460	0.8%	1,358	0.6%	81.2%
Other income	268	0.1%	459	0.2%	(41.4)%
Equity in (loss) earnings of investee	(140)	(0.0)%	107	0.0%	(230.7)%
Gain on dilution in equity method investee	-	-	500	0.2%	(100.0)%
Gain on sale of long-term investment	-	-	1,677	0.7%	(100.0)%
Gain on deconsolidation of a subsidiary	-	-	6,004	2.5%	(100.0)%
Interest expenses	(1,762)	(0.6)%	(1,426)	(0.6)%	23.5%
Income before income taxes	15,537	5.3%	21,529	8.8%	(27.8)%

Income taxes expenses	(2,382)	(0.8)%	(4,315)	(1.8)%	(44.8)%
Net income	13,155	4.5%	17,214	7.1%	(23.6)%

Less: net income attributable to non-controlling interest	-	-	441	0.2%	(100.0)%
Net income attributable to the Company	13,155	4.5%	16,773	6.9%	(21.6)%

Diluted earnings per common stock attributable to the Company	0.84		1.09

Net sales

Net sales for the year ended December 31, 2018 were $293.9 million compared to $244.2 million for the comparable period in 2017, an increase of $49.8 million, or 20.4%. The increase was driven by our lithium business and Ni-MH batteries and accessories, which was partially offset by the impact of the deconsolidation of GZ Highpower. Lithium business net sales increased by $58.3 million, or 36.1%, during the year ended December 31, 2018, compared to 2017. Ni-MH batteries and accessories net sales increased by $20.5 million, or 38.3%, during the year ended December 31, 2018, compared to 2017. The increase in net sales was mainly due to the optimization of our sales structure.

Gross profit

Gross profit for the year ended December 31, 2018 was $56.9 million, or 19.3% of net sales, compared to $47.4 million, or 19.4% of net sales, respectively, for the comparable period in 2017.

Research and development expenses

Research and development expenses were $13.5 million, or 4.6% of net sales, for the year ended December 31, 2018, as compared to $9.5 million, or 3.9% of net sales, for the comparable period in 2017. The Company will continue to invest on R&D activities in the future.

Selling and distribution expenses

Selling and distribution expenses were $10.1 million, or 3.4% of net sales, for the year ended December 31, 2018 compared to $7.5 million, or 3.1% of net sales, for the comparable period in 2017. The increase of expenses was mainly driven by expanded business scale, including marketing expenses for more brand customers.

General and administrative expenses

General and administrative expenses were $19.3 million, or 6.6% of net sales, for the year ended December 31, 2018, compared to $15.4 million, or 6.3% of net sales, for the comparable period in 2017. The increase was mainly due to the increase of payroll expenses and amortization of share-based compensation. The Company expects that general and administrative expenses will continue to reasonably increase in the future due to self-development.

Foreign currency transaction gain (loss)

We experienced a gain of $1.9 million and a loss of $2.4 million on the foreign currency transaction between the US$ and the RMB for the years ended December 31, 2018 and 2017, respectively. The gain (loss) on the foreign currency transaction was due to the influence of the RMB relative to the US$ over the respective periods.

Changes in fair value of foreign exchange derivatives

We experienced a loss of $1.1 million and a gain of $0.3 million on changes in fair value in foreign currency derivatives for the years ended December 31, 2018 and 2017, respectively.

Government grants

Government grants were $2.5 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively.

Other income

Other income, which mainly represented sundry income, was $0.3 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.

Equity in (loss) earnings of investee

Equity in loss of investee was $0.1 million for the year ended December 31, 2018. Equity in earnings of investee was $0.1 million for the year ended December 31, 2017.

Gain on dilution in equity method investee

Gain on dilution in equity method investee, which was due to the equity issuance of Huizhou Yipeng Energy Technology Co Ltd. (“Yipeng”) to a third party, was $0.5 million for the year ended December 31, 2017.

Gain on sales of long-term investment

Gain on sales of long-term investment, which was due to the sale of the equity of Yipeng to a third party, was $1.7 million for the year ended December 31, 2017.

Gain on deconsolidation of a subsidiary

Gain on deconsolidation of a subsidiary, GZ Highpower, was $6.0 million for the year ended December 31, 2017.

Interest expenses

Interest expenses were $1.8 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively.

Income tax expenses

During the year ended December 31, 2018, we recorded a provision for income tax expense of $2.4 million as compared to $4.3 million for the comparable period in 2017.

Net income

Net income attributable to the Company for the year ended December 31, 2018 was $13.2 million compared to net income attributable to the Company (excluding net income attributable to non-controlling interest) of $16.8 million for the comparable period in 2017.

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

	For the years ended December 31,
	2018	2017
	$	$
Net income attributable to the Company	13,154,581	16,772,852

Interest expense	1,761,718	1,426,547
Income taxes expenses	2,381,934	4,315,325
Depreciation and Amortization	5,938,295	5,290,980
EBITDA	23,236,528	27,805,704

Key financial items excluding GZ Highpower

The Company deconsolidated GZ Highpower on December 21, 2017. Since that the Company no longer presents GZ Highpower’s total assets and liabilities and operations and comprehensive incomes upon deconsolidation, the table below shows the comparative figures of key financial items excluding the effect of GZ Highpower:

	For the years ended December 31,
	2018	2017
	(audited)	(unaudited)
	$	$
Sales:
Lithium Business	219,964,972	161,660,771
Ni-MH Batteries and Accessories	73,966,989	53,492,309
Sales to GZ Highpower	-	746,776
Net sales (excluding GZ Highpwer)	293,931,961	215,899,856
Gross profit (excluding GZ Highpwer)	56,875,236	44,023,549
Gross profit margin (excluding GZ Highpwer)	19.3%	20.4%

Net income:
Net income	13,154,581	17,213,896
Less: Net income of GZ Highpower (including transaction with GZ Highpwer)	-	1,470,145
Net income (excluding GZ Highpwer)	13,154,581	15,743,751

Liquidity and Capital Resources

We had cash of approximately $24.9 million as of December 31, 2018, as compared to $14.5 million as of December 31, 2017.

To provide liquidity and flexibility in funding our operations, we borrow funds under bank facilities and other external sources of financing. As of December 31, 2018, we had lines of credit with seven financial institutions aggregating $102.6 million. The maturities of these facilities vary from January 2019 to October 2021. The facilities are subject to regular review and approval. Certain of these bank facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan and his wife, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the bank facilities. As of December 31, 2018, we utilized approximately $78.8 million under such general credit facilities and had available unused credit facilities of $23.8 million. The Company’s debt asset ratio increased to 73.2% as of December 31, 2018, which increased by 3.7% as compared to a debt asset ratio of 69.5% as of December 31, 2017.

For the year ended December 31, 2018, net cash provided by operating activities was approximately $7.5 million, as compared to net cash used in operating activities of $4.1 million for the comparable period in 2017. The net cash increase of $11.6 million provided by operating activities is primarily due to an decrease of $10.3 million in cash outflow from inventories, an increase of $9.2 million in cash outflow from accounts receivable, and an increase of $8.6 million in cash inflow from advances to suppliers.

Net cash used in investing activities was $15.9 million for the year ended December 31, 2018 compared to $4.3 million for the comparable period in 2017. The net cash increase of $11.6 million used in investing activities is primarily attributable to a decrease of $10.5 million in cash inflow from proceeds from sale of long-term investment.

Net cash provided by financing activities was $42.3 million for the year ended December 31, 2018 as compared to $25.1 million for the comparable period in 2017. The net increase of $17.2 million cash provided by financing activities was primarily attributable to an increase of $16.1 million in cash inflow from proceeds from short-term bank loans.

For fiscal year 2018 and 2017, our inventory turnover was 4.9 and 6.0 times, respectively. The average days outstanding of our accounts receivable at December 31, 2018 was 83 days, as compared to 77 days at December 31, 2017. Inventory turnover and average days outstanding of accounts receivables are key operating measures that management relies on to monitor our business.

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

Not applicable for a smaller reporting company.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

(c) Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of 2018, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Working Capital Loan Contracts between SZ Springpower and Bank of China, Buji Sub-branch

On October 16, 2018, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw the facility within 30 days from October 17, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,460,238 as of December 31, 2018.

On November 15, 2018, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 ($2,920,475) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw the facility within 30 days from November 16, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $2,920,475 as of December 31, 2018.

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

Working Capital Loan Contracts between ICON and Bank of China, Buji Sub-branch

On October 9, 2018, ICON entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used by ICON to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. ICON must withdraw the facility within 30 days from October 10, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,460,238 as of December 31, 2018.

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

Working Capital Loan Contracts between SZ Highpower and Bank of China, Buji Sub-branch

On October 30, 2018, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw the facility within 30 days from December 6, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan. The balance of loan was $1,460,238 as of December 31, 2018.

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

Comprehensive Credit Line Contract between SZ Highpower and Bank of China, Buji Sub-branch

On October 30, 2018, SZ Highpower entered into a comprehensive credit line contract with Bank of China, Buji Sub-branch, which provides for a revolving line of credit of up to RMB80,000,000 ($11,681,902), consisting of up to RMB50,000,000 ($7,301,189) in loans and up to RMB30,000,000 ($4,380,713) in bank acceptance. SZ Highpower may withdraw the loan, from time to time as needed, but must make specific drawdown application on and before October 30, 2021. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serves as collateral for the loan. The balance of used facility was $11,370,345 as of December 31, 2018.

The following constitute events of default under each loan agreement: failure to comply with repayment obligations under the agreement or any affiliated credit line; failure to use borrowed funds according to the specified purposes; any statement made by SZ Highpower in the agreement is untrue or in violation of any commitments in the loan agreement or affiliated loan contracts; failure to provide an additional guarantor as required by the loan agreement; significant business difficulties or risks, deteriorated financial losses or losses of assets, or other financial crisis; violation of other rights and obligations under the agreement; or breach of covenants by SZ Highpower or any guarantor in other credit agreements with the bank or affiliated institutions of the bank.

Upon the occurrence of an event of default, the bank may: request SZ Highpower or any guarantor to rectify the event of default within a specified time period; reduce, temporarily suspend or permanently terminate SZ Highpower’s credit limit in whole or in part; temporarily suspend or permanently terminate in part or in whole SZ Highpower’s application for specific credit line under the agreement; announce the immediate expiration of all the credit line granted under the agreement and affiliated specific credit line contracts; terminate or release the agreement, terminate or release in part or in whole any of the affiliated specific credit line contracts as well as the other contracts executed between SZ Highpower and the bank; require compensation from SZ Highpower on the losses thereafter caused; hold SZ Highpower’s deposit account at the bank in custody for repayment of amounts due under the agreement; exercise the real rights for security; request repayment from a guarantor; or take any other procedures deemed necessary by the bank.

Comprehensive Credit Line Contract between ICON and Bank of Jiangsu, Shenzhen Sub-branch

On October 16, 2018, ICON entered into a comprehensive credit line contract with the Bank of Jiangsu, Shenzhen Sub-branch, which provides for a revolving line of credit of up to RMB10,000,000 ($1,460,238). ICON may withdraw the loan, from time to time as needed, on or before September 24, 2019. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan and SZ Springpower. The used facility was $1,459,654 as of December 31, 2018.

The following constitute events of default under the loan contracts: an adverse change in ICON’s business market or a significant monetary policy change in the PRC; the occurrence of significant business difficulties or adverse changes on the financial conditions of ICON; a termination of business, liquidation, restructuring, dissolution or bankruptcy by or of ICON; ICON’s involvement in significant litigation, arbitration or administrative penalties, or its involvement in any other significant default with other creditors; ICON indicates directly or by its conduct that it will not perform its obligations under the contract or other contracts with the bank; ICON’s providing of false materials or withholding of important financial or operational facts; ICON’s failure to perform its obligations under the contract or the affiliated specific credit line contract executed in connection with specific drawdowns; ICON’s violation of other contracts with the bank; ICON’s transfer of assets, retrieval of capital, denial of indebtedness or other actions that may adversely affect the bank’s rights; ICON’s involvement in illegal operations; ICON’s change in corporate structure, such as a separation, merger, amalgamation, acquisition, reorganization; ICON’s loss of commercial integrity; a change in ICON’s controlling shareholder, or the occurrence of a major event to ICON’s controlling shareholders, actual controllers, legal representative, or senior management staff, including, but not limited to, involvement in or the occurrence of illegal operations, litigation, arbitration, a deteriorated financial situation, bankruptcy or dissolution; the guarantor’s breach of the contract, or guarantee agreement or the occurrence of other situations that may negatively affect the guarantor’s ability to guaranty the loan; or any other circumstance affect or may affect the bank’s ability to collect on the loan.

Upon the occurrence of an event of default, the bank may: adjust the maximum amount of the line of credit and/or cancel the comprehensive contract, terminate the unused portion of the credit line.

Comprehensive Credit Line Contract between SZ Springpower and Bank of Jiangsu, Shenzhen Sub-branch

On October 16, 2018, SZ Springpower entered into a comprehensive credit line contract with the Bank of Jiangsu, Shenzhen Sub-branch, which provides for a revolving line of credit of up to RMB15,000,000 ($2,190,357). SZ Springpower may withdraw the loan, from time to time as needed, on or before September 24, 2019. The loan is guaranteed by SZ Highpower, ICON, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The used facility was $2,188,604 as of December 31, 2018.

The following constitute events of default under the loan contracts: an adverse change in SZ Springpower’s business market or a significant monetary policy change in the PRC; the occurrence of significant business difficulties or adverse changes on the financial conditions of SZ Springpower; a termination of business, liquidation, restructuring, dissolution or bankruptcy by or of SZ Springpower; SZ Springpower’s involvement in significant litigation, arbitration or administrative penalties, or its involvement in any other significant default with other creditors; SZ Springpower indicates directly or by its conduct that it will not perform its obligations under the contract or other contracts with the bank; SZ Springpower’s providing of false materials or withholding of important financial or operational facts; SZ Springpower’s failure to perform its obligations under the contract or the affiliated specific credit line contract executed in connection with specific drawdowns; SZ Springpower’s violation of other contracts with the bank; SZ Springpower’s transfer of assets, retrieval of capital, denial of indebtedness or other actions that may adversely affect the bank’s rights; SZ Springpower’s involvement in illegal operations; SZ Springpower’s change in corporate structure, such as a separation, merger, amalgamation, acquisition, reorganization; SZ Springpower’s loss of commercial integrity; a change in SZ Springpower’s controlling shareholder, or the occurrence of a major event to SZ Springpower’s controlling shareholders, actual controllers, legal representative, or senior management staff, including, but not limited to, involvement in or the occurrence of illegal operations, litigation, arbitration, a deteriorated financial situation, bankruptcy or dissolution; the guarantor’s breach of the contract, or guarantee agreement or the occurrence of other situations that may negatively affect the guarantor’s ability to guaranty the loan; or any other circumstance affect or may affect the bank’s ability to collect on the loan.

Upon the occurrence of an event of default, the bank may: adjust the maximum amount of the line of credit and/or cancel the comprehensive contract, terminate the unused portion of the credit line.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors (our "Board") and executive management:

Name	Age	Position
Dangyu (George) Pan	51	Chief Executive Officer and Chairman of the Board
Shengbin (Sunny) Pan	42	Chief Financial Officer and Corporate Secretary
Xingqun (Leo) Liao	39	Chief Technology Officer
Wen Liang Li	53	Director
T. Joseph Fisher, III	66	Director
Ping Li	53	Director
Jie Wang	55	Director

Dangyu (George) Pan has been the Chairman of the Board and Chief Executive officer of Highpower International and HKHTC since November 2007 and July 2003, respectively. Mr. Pan is the founder of SZ Highpower and has served as the Chairman of the Board and Chief Executive Officer since October 2002. Mr. Pan has served as a director ICON since February 2011; as a director and Chief Executive Officer of SZ Springpower since June 2008; and as a director of HZ HTC since March 2012. From May 2001 to October 2002, Mr. Pan was the General Manager and Chairman of the Board of Guangzhou Haopeng Technology Co., Ltd. From January 1997 to July 2000, Mr. Pan was the Vice General Manager of NanhaiShida Battery Co., Ltd. From January 1995 to December 1996, Mr. Pan served as a director of the Huangpu Aluminum Factory. Additionally, from August 1990 to December 1994, Mr. Pan worked in the sales department of the Guangzhou Aluminum Products Factory. Mr. Pan received a bachelor’s degree in metallurgical engineering from Central South University in China in 1990. We believe Mr. Pan’s qualifications to sit on our Board include his extensive understanding of our business, our products and the battery industry that he has acquired over his 20 years working in the battery industry, including over 15 years as an officer and director of SZ Highpower.

Shengbin (Sunny) Pan has served as the Chief Financial Officer of the Company since February 2017 and was interim CFO prior to that, since August 7, 2016. From January 2016 to September 2017, Mr. Pan has been General Manager of HZ HTC. Mr. Pan joined the Company in January 2015 as its Finance Controller. Mr. Pan has over 20 years' experience in finance and IT management positions with several multi-national companies. Prior to joining the Company, Mr. Pan held positions with subsidiaries of Philips in China. From December 2013 to December 2014, Mr. Pan was Finance Controller and a director at Philips Luminaire Manufacturing (Shenzhen) Co., Ltd. and Finance Controller, managing director and legal representative at Philips Luminaire Manufacturing (Ningbo) Co., Ltd. and, from January 2011 to December 2013 he was Finance Controller at Philips Domestic Appliance & Personal Care Co., Ltd., Zhuhai. He has ACCA (UK) and CICPA (China) qualifications, and has extensive experience in OX IFRS/China GAAP/US GAAP. Mr. Pan received a B.S. in International Accounting from Shanxi Financial & Economical Institute in China in 1996, and an MBA from New York Institution of Technology.

Xingqun (Leo) Liao has served as Chief Technology Officer of the Company since June 2017. From June 2003 to September 2017, Mr. Liao has served as an engineer, R&D Manager, Chief Engineer, Deputy General Manager and General Manager of SZ Highpower. Since October 2017, Mr. Liao has been General Manager of HZ HTC. Mr. Liao received his Master and BA degrees in Central South University.

Wen Liang Li has been a director of Highpower International since November 2007 and a director of HKHTC since July 2003. From January 1996 to December 2002, Mr. Li served as Vice General Manager of Zhuhai Taiyi Battery Co., Ltd., a battery manufacturer. From November 2007 to June 2017, Wen Liang Li was Vice President, Chief Technology Officer of the Company and prior to that he held positions with the Company’s subsidiaries. Wen Liang Li remains as a director of the Company and continues working with the Company as Senior New Energy Scientist. Mr. Li received a master’s degree in Electrochemistry from the Harbin Institute of Technology in China in 1991. We believe that Mr. Li’s over 25 years of work experience in the battery industry, including 15 years as an officer and director of SZ Highpower, well qualify Mr. Li to serve on our Board.

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

Jie Wang was appointed to our Board on October 18, 2017. Dr. Wang has been Executive Director of the Stanford Center for Sustainable Development and Global Competitiveness since 2008, and Consulting Professor, Department of Civil and Environmental Engineering, since 2013. In addition, since 2003, Dr. Wang has been Director of the Stanford Sustainable Development and Environmental Informatics Group. Dr. Wang has held numerous positions with Stanford University, including as Consulting Associate Professor and Consulting Assistant Professor, Department of Civil and Environmental Engineering from 2005-2013 and 2003-2005, respectively, Executive Director, Stanford-China Executive Leadership Program from 2005-2010, Senior Architect of E-commerce, ITSS from 1998-2000, and Architect of Distributed Computing Environment, ITSS, from 1995-1998. From 2002 to 2005, Dr. Wang was Senior System Architect at Collation, Inc., an IT management software provider, which is now a subsidiary of IBM [NYSE: IBM], and from 2000 to 2002, he was Senior Architect of Loudcloud Inc. one of the first cloud computing service providers, which is now a subsidiary of Hewlett-Packard Enterprise [NYSE: HPE]. In collaboration with colleagues, Dr. Wang has published extensively on computational reasoning and learning models for smart infrastructures/smart manufacturing and their optimized services, management and engineering informatics and knowledge integration for intelligent social services, social and service computing, sustainable development and environmental informatics, decision making and knowledge management for research and educational collaborations, E-commerce and E-government, IT as a modern tool for business competitive strategy, smart manufacturing, and strategy and implementation of smart city and smart region. Dr. Wang holds Ph.D. and M.S. degrees in Civil and Environmental Engineering from Stanford University, an M.S. in Meteorology and Physical Oceanography from the University of Miami, FL, and a B.S. in Naval Architecture and Ocean Engineering from Shanghai Jiao Tong University, China. We believe that Dr. Wang’s qualifications to sit on our Board include his background and comprehensive research in automation software for IT, smart infrastructure/smart manufacturing, and information and communication technologies and that Dr. Wang will provide the Company with valuable insight as we expand to take advantage of opportunities to apply our niche expertise within the IoT industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2018, all directors, officers and more than 10% owners filed reports required by Section 16(a) of Exchange Act on a timely basis.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2018 and 2017 of the principal executive officer (our “named executive officers”).

Name and Position	Year	Salary	Non-equity Incentive Plan Awards	Stock Awards (1)	Option Awards (1)	Total
		$	$	$	$	$
Dangyu (George) Pan	2018	98,587	63,297	-	-	161,884
CEO and Chairman	2017	74,191	124,639	139,500	265,352	603,682
Shengbin (Sunny) Pan	2018	97,845	60,283	-	-	158,128
Chief Financial Officer	2017	75,007	65,935	93,000	226,242	460,184
Xingqun (Leo) Liao	2018	80,979	47,467	-	-	128,446
Chief Technology Officer (2)	2017	59,797	54,095	-	204,117	318,009

(1)	Represents the full grant date fair value computed in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718. For assumptions used in calculation of awards, see Note 20 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Mr. Liao was appointed Chief Technology Officer in June 2017.

Bonus is based on performance. Key performance indicators, as criteria for determining bonuses include corporate profitability, net sales, net income, gross profit, efficiency and improvement, cost control and corporate milestone achievements.

Shengbin (Sunny) Pan has entered into an Employment Contract with a subsidiary of the Company to serve as Chief Financial Officer. The Contract has a term until December 31, 2022. Mr. Pan does not have a fixed salary under the Contract. The Company may immediately terminate the Contract if, among other items, Mr. Pan does not perform to standards, violates the Company’s rules, conducts an act of serious misconduct significantly damaging the Company’s interest, discloses confidential information, engages in another occupation without the Company’s consent, or is held criminally liable. If the Company terminates the contract in breach of its terms, it will be liable for compensation. The Company may provide 30 days advance notice of termination or pay Mr. Pan one month of salary if he is unable to perform his duties based on illness or injury, he is no longer qualified to perform his duties (after additional training), or significant changes in the Company result in Mr. Pan’s inability to perform under the Contract.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock options and unvested shares of restricted stock for each of our named executive officers as of December 31, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable(1)		Option Exercise Price($)	Option Expiration Date	Number of Shares that have Not Vested (#)(2)	Market Value of Shares that have not vested ($)(3)
Dangyu (George) Pan	31,688	52,812		4.65	09/21/2027	18,750	40,688

Shengbin (Sunny) Pan	24,375	40,625		4.65	09/21/2027	12,500	27,125
	5,000	10,000	(3)	2.20	02/12/2027	-	-

Xingqun (Leo) Liao	24,375	40,625		4.65	09/21/2027	-	-

(1)	On September 22, 2017, Dangyu (George) Pan was granted 84,500 options to purchase common stock, and Shengbin (Sunny) Pan and Xingqun (Leo) Liao were each granted 65,000 options to purchase common stock. The options vest over a three year period on the anniversary date of the grant at 30%, 30% and 40%, respectively. On September 22, 2018, 30% of the options vested, and thereafter on each subsequent anniversary date of the grant, the restricted shares vest in equal installments on a 1/12th basis each month per year for the applicable percentage. On February 12, 2017, Shengbin (Sunny) Pan was granted 15,000 options to purchase common stock. Such options vest one-third on each anniversary date of the grant.

(2)	On September 22, 2017, Dangyu (George) Pan was granted 30,000 shares of restricted common stock, and Shengbin (Sunny) Pan was granted 20,000 shares of restricted common stock. The restricted common stock vests over a three year period on the anniversary date of the grant at 30%, 30% and 40%, respectively. On September 22, 2018, 30% of the restricted shares vested, and thereafter on each subsequent anniversary date of the grant, the restricted shares vest in equal installments on a 1/12th basis each month per year for the applicable percentage.

(3)	Market value is based on the closing price of $2.17 of the Company’s common stock on December 31, 2018.

The Company did not grant any equity awards to the named executive officers during 2018.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2018 by members of our Board. Compensation information for Dang Yu Pan is described in the summary compensation table above.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (2)	Total
	$	$	$	$
T. Joseph Fisher, III	94,000	-	-	94,000
Ping Li	127,000	-	-	127,000
Jie Wang	-	-	-	-
Wen Liang Li	151,761	-	-	151,761

(1)	Includes fees paid as a member of the Special Committee, as further described below.
(2)	Represents the full grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in calculation of awards, see Note 20 (Share Based Payment) to our consolidated financial statements included in this Annual Report on Form 10-K.

We do not have a formal policy with respect to the compensation of our non-executive directors. We pay our non-executive directors for their services at the rate of $2,000 to $3,000 per month.

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

On September 22, 2017, the Company granted Wen Liang Li awards of 20,000 shares of restricted stock and 32,500 options. The options have an exercise price of $4.65 per share and the awards vest over a three year period on the anniversary date of the grant at 30%, 30% and 40%, respectively, with the entire 30% vesting on the first anniversary of the grant, and thereafter on each subsequent anniversary date of the grant, the awards vest in equal installments on a 1/12th basis each month per year for the applicable percentage.

In June 2018, the Board formed a Special Committee to evaluate a preliminary non-binding proposal. The members of the Special Committee are Ping Li, chairman, and T. Joseph Fisher, III. The members of the Special Committee receive a monthly payment of $10,000 and the chairman receive a monthly payment of $13,000.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Highpower International, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	823,848	$4.01	2,250,000
Equity compensation plans not approved by security holders	-	-	-
Total	823,848	$4.01	2,250,000

As of March 28, 2019, there were 2,250,000 shares available for issuance pursuant to the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of March 28, 2019, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of March 28, 2019 certain information with respect to beneficial ownership of our common stock based on 15,567,953 issued and outstanding shares of common stock, by:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

5% Stockholders
Renaissance Technologies LLC 800 Third Avenue, NY, NY 10022	1,047,299	(1)	6.7%

Wen Wei Ma	5,115,257	(2)	32.5%

Directors and Executive Officers
Dang Yu Pan	5,115,257	(2)	32.5%

Wen Liang Li	5,115,257	(2)	32.5%

Sunny Pan	62,500	(3)	*

T. Joseph Fisher III	51,000	(3)	*

Ping Li	15,000		*

Jie Wang	-		*

Xing Qun Liao	32,500	(3)	*

Officers and Directors as a Group (total of 7 persons)	5,276,257	(2)(3)	33.6%

* Indicates beneficial ownership of less than 1.0%.

(1)	According to a Schedule 13G filed with the SEC on February 13, 2019, Renaissance Technologies LLC (“RTC”) is majority owned by Renaissance Technology Holdings Corporation (“RTHC”). Each of RTC and RTHC have sole voting and dispositive power over 1,047,299 shares.

(2)	Consists of (i) an aggregate of 3,135,023 shares beneficially owned by Dang Yu Pan, which includes 269,959 shares held by Advance Pride International Limited, which is 100% owned by Mr. Pan, and options to purchase 42,250 shares, (ii) an aggregate of 1,517,367 beneficially owned by Wen Liang Li, which includes options to purchase 16,250 shares, and (iii) 462,867 shares owned by Wen Wei Mai, which includes options to purchase 6,500 shares. Pursuant to a Schedule 13D/A filed with the SEC on March 15, 2019, on March 13, 2019, Mr. Pan, Mr. Li, and Mr. Ma, a stockholder and former officer of the Company (collectively, the “Founders”), and Essence International Financial Holdings (Hong Kong) Limited (“Essence”, together with the Founders, the “Consortium”) entered into a consortium agreement (the “Consortium Agreement”), pursuant to which the members of the Consortium agreed, among other things, to participate and cooperate with each other in a transaction to acquire the Company (the “Transaction”) and to vote, or cause to be voted, at every stockholder meeting all securities beneficially owned by such party and which have voting rights in favor of the Transaction and against any competing proposal or matter that would facilitate a competing proposal. Pursuant to the Schedule 13D/A, the Founders may be deemed, by reason of the proposal letter and Consortium Agreement as described therein, to beneficially own the shares of Common Stock beneficially owned by all such persons, as a “group.”
(3)	For Sunny Pan, includes 42,500 shares underlying vested options. For T. Joseph Fisher III, includes 15,000 shares underlying options. For Xing Qun Liao, includes 32,500 shares underlying options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Non-Binding Proposal and Consortium Agreement

On June 2, 2018, the Company received a preliminary non-binding proposal (the “Proposal Letter”) from Mr. Dangyu (George) Pan, Chairman and Chief Executive Officer of the Company, proposing to acquire, through an acquisition vehicle to be formed by Mr. Pan, all of the outstanding shares of the Company’s common stock that are not already directly or indirectly beneficially owned by Mr. Pan for cash consideration equal to US$4.80 per share of common stock to be funded by a combination of debt and equity capital arranged by Mr. Pan. The Proposal Letter stated that Mr. Pan expects commitments for the debt financing, subject to terms and conditions set forth therein, to be in place when the definitive agreements for the acquisition are executed. Mr. Pan also stated in the Proposal Letter that he is only interested in pursuing the acquisition and does not intend to sell his stake in the Company to a third party. Furthermore, the Proposal Letter specifies that it constitutes only a preliminary indication of interest, and is subject to negotiation and execution of definitive agreements relating to the proposed transaction.

On June 25, 2018, the Company announced that its Board of Directors formed a Special Committee comprised solely of independent directors (the "Special Committee") to consider the terms in the Proposal Letter. Ping (David) Li and T. Joseph Fisher, III will serve on the Special Committee and Mr. Li will serve as Chairman.

On March 13, 2019, Mr. Pan, Mr. Wen Liang Li, Mr. Wen Wei Ma (collectively, the “Founders”), and Essence International Financial Holdings (Hong Kong) Limited (“Essence”, together with the Founders, the “Consortium”) entered into a consortium agreement (the “Consortium Agreement”). Under the Consortium Agreement, the members of the Consortium agreed, among other things, to form a consortium to (i) participate in a transaction (the “Transaction”) to acquire the Company, which would result in a delisting of the Company from the Nasdaq Global Market and deregistering the Company under the Securities Act, (ii) work exclusively with each other with respect to the Transaction for six months after the date of the Consortium Agreement, or nine months after the date of the Consortium Agreement if the Consortium is still in bona fide negotiation with the special committee of the board of directors of the Company on the Transaction following six months after the date of the Consortium Agreement (subject to certain exceptions and possible extension as set forth in the Consortium Agreement), (iii) cooperate with each other in connection with the Transaction, (iv) incorporate a holding company (“Holdco”) under the laws of the Cayman Islands and cause Holdco to incorporate a wholly-owned subsidiary of Holdco under the laws of the State of Delaware to be merged with and into the Company upon consummation of the Transaction, unless agreed otherwise, (v) vote, or cause to be voted, at every shareholder or stakeholder meeting all securities beneficially owned by such party and which have voting rights in favor of the Transaction and against any competing proposal or matter that would facilitate a competing proposal, (vi) contribute to Holdco all the Common Stock of the Company held by the Founders as set forth in the Consortium Agreement (subject to mutually agreed roll-over agreement to be entered into by each Founder), (vii) finance the cash needed for payment of the consideration in the Transaction through equity commitment letter to be delivered by Essence or its affiliate(s), subject to certain conditions provided in the Consortium Agreement, and (viii) allocate certain costs and expenses related to the Transaction. In addition, the members of the Consortium have agreed during the exclusivity period, among other things, not to (1) make a competing proposal or join with, or solicit, encourage, facilitate or invite any other person in the making of any competing proposal, or (2) acquire (other than pursuant to equity incentive plans of the Company) or dispose of any Common Stock or other securities of the Company (subject to certain exceptions set forth therein). The Founders also irrevocably appointed Mr. Dangyu (George) Pan as the representative (the “Founder Representative”) to act on behalf of the Founders in respect of all matters arising from or in connection with the Proposal Letter, the Transaction and the Consortium Agreement. Subject to the survival of certain provisions set forth in the Consortium Agreement, if Essence and the Founder Representative are unable to agree (after good faith endeavors to pursue the Transaction) upon the material terms of the Transaction or the shareholders’ agreement among the members of the Consortium, or with the special committee of the board of directors of the Company on the material terms of the Transaction which the special committee agrees to recommend to the public shareholders of the Company, then either Essence or the Founder Representative may cease the participation in the Transaction and the Consortium Agreement will terminate thereafter.

The Proposal Letter is preliminary and on-binding and no decisions have been made with respect to the Company’s response to the Proposal Letter. There can be no assurance that any definitive offer will be made by Mr. Pan and the Consortium or any other person, that any definitive agreement will be executed relating to the proposed Transaction, or that the proposed Transaction or any other transaction will be approved or consummated. The Company is not obligated to complete the transactions described above, and a binding commitment with respect to the Acquisition will result only from the execution of definitive documents, and then will be on the terms provided in such documentation.

Subsidiaries of Highpower International, Inc.

HKHTC, a wholly-owned subsidiary of Highpower International, Inc., and each of HKHTC’s direct and indirect wholly-owned subsidiaries, SZ Highpower, HZ HTC, SZ Springpower and ICON have interlocking executive and director positions with the Company.

Guarantee Agreements

Mr. Dang Yu Pan, our Chairman and Chief Executive Officer and his wife, Ms. Zhou Tao Yin have provided personal guarantees under certain of our outstanding banking facilities. The following table shows the amount outstanding on each of our bank loans as of December 31, 2018 and the guarantors of each loan:

	December 31, 2018
Lender	Starting date	Maturity date	Maximum Amount Available of Line of Credit	Unused line of credit
			$	$
Bank of China (1)	10/30/2018	10/30/2021	12,777,080	389,445
Bank of China (1)	9/3/2018	9/3/2019	29,691,501	4,643,021
Industrial and Commercial Bank of China (1)	8/28/2018	8/28/2019	7,301,188	744,721
China Everbright Bank (2)	1/24/2018	1/23/2019	7,301,188	-
Industrial Bank CO., LTD. (1)	3/15/2018	3/15/2019	5,840,951	364,446
Guangdong Huaxing Bank (1)	9/13/2018	8/7/2019	23,363,804	10,829,780
Ping An Bank Co., Ltd (1)	5/15/2018	5/14/2019	10,221,664	6,851,536
Jiang Su Bank Co., Ltd. (1)	9/25/2018	9/24/2019	6,084,324	3,894
Total			102,581,700	23,826,843

(1)	The lines of credits are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.
(2)	The lines of credit are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife.

As of December 31, 2018, the bank borrowings in the above table were for working capital and capital expenditure purposes. These borrowings were secured by the land use right with a carrying amount of $2,445,751, the buildings with a carrying amount of $8,889,998. The loans as of December 31, 2018 were primarily obtained from three banks with interest rates ranging from 5.2300% to 6.5253% per annum. The interest expenses were $877,961 and $909,878 for the years ended December 31, 2018 and 2017, respectively.

On November 15, 2018, SZ Springpower entered into a working capital loan contracts with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 ($2,920,475) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw the facility within 30 days from November 16, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Springpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

On October 30, 2018, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw the facility within 30 days from December 6, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

On October 16, 2018, SZ Springpower entered into a working capital loan contracts with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw the facility within 30 days from October 17, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

On October 9, 2018, ICON entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used by ICON to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. ICON must withdraw the facility within 30 days from October 10, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

On September 19, 2018, ICON entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238)to be used by ICON to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. ICON must withdraw the facility within 30 days from September 21, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

On September 3, 2018, ICON entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used by ICON to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. ICON must withdraw the facility within 30 days from September 11, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 2.215%. The loan is guaranteed by SZ Springpower, SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

On August 8, 2018, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used as current funds for production and operations. SZ Springpower must withdraw the facility before November 6, 2018, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 6.5253%, which equals to the one year benchmarked by interbank rates, float 51.4%. The loan is guaranteed by HKHTC, HZ HTC, SZ Highpower and our Chief Executive Officer, Dang Yu Pan.

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

On June 12, 2018, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used as current funds for production and operations. SZ Highpower must withdraw the facility before September 11, 2018, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 6.5253%, which equals to the one year benchmarked by interbank rates, float 51.4%.The loan is guaranteed by HK HTC, SZ Springpower and our Chief Executive Officer, Dang Yu Pan.

On March 19, 2018, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used as current funds for production and operations. SZ Highpower must withdraw the facility before June 15, 2018, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 5.6461%, which equals to the one year benchmarked by interbank rates, float 31%.The loan is guaranteed by HK HTC, SZ Springpower and our Chief Executive Officer, Dang Yu Pan.

On March 15, 2018, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB30,000,000 ($4,380,713) to be used by SZ Highpower to purchase raw materials. The term of the loan is 296 days from the first withdrawal date. SZ Highpower must withdraw the facility in 30 days from March 20, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.79%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

On March 7, 2018, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB20,000,000 ($2,920,475) to be used by SZ Springpower to purchase raw materials. The term of the loan is 10 months from the first withdrawal date. SZ Highpower must withdraw the facility in 30 days from March 8, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.79%. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan.

On January 24, 2018, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used by SZ Highpower to purchase raw materials. The term of the loan is 11 months from the first withdrawal date. SZ Highpower must withdraw the facility in 30 days from February 1, 2018, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.79%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan.

On January 23, 2018, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,460,238) to be used as current funds for production and operations. SZ Springpower must withdraw the facility before January 11, 2019, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 5.23%, which equals to the one year benchmarked by interbank rates, plus 0.92%.The loan is guaranteed by HK HTC, HZ HTC, and our Chief Executive Officer, Dang Yu Pan. The Company’s building in Shenzhen also serves as collateral for the loan.

Also see Note 17. Short-term loans, Note 18. Non-financial institution borrowings, Note 19. Lines of credit and Note 26. Related party balances and transactions in the Notes to Consolidated Financial Statements.

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

Director Independence

See Item 10 “Directors, Officers and Corporate Governance” for a discussion of board member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents professional audit service fees and all the audit-related expenses rendered by Marcum Bernstein & Pinchuk LLP, who reviewed the Company’s quarterly financial statements and audited the annual financial statements for the years ended December 31, 2018 and 2017.

	For the years ended December 31,
	2018	2017
	$	$
Audit Fees (1)	219,375	192,487
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	219,375	192,487

(1) These were fees for professional services performed by Marcum Bernstein & Pinchuk LLP for the review of quarterly financial reports and audit of annual financial statements in 2018 and 2017.

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

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 28, 2019.

Highpower International, Inc.
(Registrant)

Dated: March 28, 2019	/s/ Dang Yu Pan
By: Dang Yu Pan
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	March 28, 2019
/s/ Dang Yu Pan	Chairman of the Board
By: Dang Yu Pan	(Principal Executive Officer)

/s/ Sunny Pan	Chief Financial Officer	March 28, 2019
By: Sunny Pan	(Principal Financial and Accounting Officer)

/s/ Wen Liang Li	Director	March 28, 2019
By: Wen Liang Li

/s/ Jie Wang	Director	March 28, 2019
By: Jie Wang

/s/ T. Joseph Fisher III	Director	March 28, 2019
By: T. Joseph Fisher III

/s/ Ping Li	Director	March 28, 2019
By: Ping Li

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52103) filed with the Securities and Exchange Commission on July 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Current Report on Form 8-K filed with the SEC on September 13, 2017).

4.1	Rights Agreement by and between Registrant and Corporate Stock Transfer, dated September 12, 2017 (incorporated by reference from Current Report on Form 8-K filed with the SEC on September 13, 2017).

10.1	State-owned Land Use Rights Grant Contract No. 441302 – B – 112 dated as of May 23, 2007, by and between the Land and Resources Bureau of Huizhou City, Guangdong Province and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.2	Land Use Right Agreement dated January 5, 2012 by and between Ganzhou Land and Resource Bureau and Ganzhou Highpower Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012).

10.3*	2008 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (file no. 001-34098) filed with the Securities and Exchange Commission on October 31, 2008).

10.4*	2017 Omnibus Incentive Plan (incorporated by reference from Current Report on Form 8-K filed December 7, 2017).

10.4(a)*	Form of Notice of Grant of [Non-Qualified/Incentive] Stock Option Award for 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 99.2 to Registration Statement on Form S-8 (Registration No. 333-222315) filed with the SEC on December 28, 2017).

10.4(b)*	Form of Notice of Grant of Restricted Stock Award for 2017 Omnibus Incentive Plan (incorporated by reference from Exhibit 99.3 to Registration Statement on Form S-8 (Registration No. 333-222315) filed with the SEC on December 28, 2017).

10.5	Comprehensive Credit Line Contract dated July 25, 2016, between Icon Energy System Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.5(a)	Maximum Guarantee Contract dated July 25, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.5(b)	Maximum Guarantee Contract dated July 25, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.5(c)	Maximum Guarantee Contract dated July 25, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.5(d)	Maximum Guarantee Contract dated July 25, 2016, between Huizhou Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.6	Comprehensive Credit Line Contract dated July 11, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.6(a)	Personal Maximum Guarantee Contract dated July 11, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.6(b)	Maximum Guarantee Contract dated July 11, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.6(c)	Collateral Contract dated July 11, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.7	Comprehensive Credit Line Contract dated July 12, 2016, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.7(a)	Maximum Guarantee Contract dated July 12, 2016, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.7(b)	Maximum Guarantee Contract dated July 12, 2016, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.7(c)	Maximum Guarantee Contract dated July 12, 2016, between Huizhou Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.7(d)	Collateral Contract dated July 12, 2016, between Ganzhou Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.10(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

10.8	Comprehensive Credit Line Contract dated March 17, 2017, between Shenzhen Highpower Technology Co., Ltd. and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017).

10.8(a)	Maximum Guarantee Contract between Dang Yu Pan and Ping An Bank Co., Ltd., Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017).

10.8(b)	Maximum Guarantee Contract between Huizhou Highpower Technology Company, Limited. and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017).

10.8(c)	Maximum Guarantee Contract between Springpower Technology (Shenzhen) Company, Limited and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017).

10.9	Maximum Amount Comprehensive Credit Line Contract dated April 20, 2017, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.9(a)	Maximum Amount Personal Joint Responsibility Guarantee between Dang Yu Pan and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.9(b)	Maximum Amount Guarantee Contract between Huizhou Highpower Technology Company, Limited. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.9(c)	Maximum Amount Guarantee Contract between Shenzhen Highpower Technology Company, Limited. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.9(d)	Maximum Amount Guarantee Contract between Icon Energy System (Shenzhen) Company, Limited. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(d) to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.10	Agreement for Equity Transfer and Capital Increase dated May 5, 2017 between Xiamen Jiupai Yuanjiang New Power Equity Investment Funds Partnership (Limited Partnership) and Huizhou Yipeng Energy Technology Co Ltd. and its shareholders (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.11	Maximum Amount Comprehensive Credit Line Contract dated July 3, 2017, between Icon Energy System Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.11(a)	Maximum Amount Personal Joint Responsibility Guarantee between Dang Yu Pan and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.11(b)	Maximum Amount Personal Joint Responsibility Guarantee between Zhou Tao Yin and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.11(c)	Maximum Amount Guaranty Contract between Huizhou Highpower Technology Company, Limited and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.11(d)	Maximum Amount Guaranty Contract between Shenzhen Highpower Technology Company, Limited and Bank of Jiangsu, Shenzhen Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.12	Basic Credit Line Contract dated September 20, 2017, between Huizhou Highpower Technology Company, Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.12(a)	Maximum Amount Guaranty Contract between Dang Yu Pan and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.3(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.12(b)	Maximum Amount Guaranty Contract between Icon Energy System Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.12(c)	Maximum Amount Guaranty Contract between Shenzhen Highpower Technology Company, Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.3(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.12(d)	Maximum Amount Guaranty Contract between Springpower Technology (Shenzhen) Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.13	Working Capital Loan Contract dated August 3, 2017, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Sub-branch (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.14	Comprehensive Credit Line Supplementary Contract between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated in English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017).

10.15	Working Capital Loan Contract dated March 19, 2018, between Shenzhen Highpower Technology Co., Ltd and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.16	Working Capital Loan Contract dated January 23, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.17	Working Capital Loan Contract dated January 24, 2018, between Shenzhen Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.18	Working Capital Loan Contract dated March 15, 2018, between Shenzhen Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.19	Working Capital Loan Contract dated March 7, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.20	Comprehensive Credit Contract dated January 24, 2018, between Shenzhen Highpower Technology Co., Ltd and China Everbright Bank Shenzhen branch (translated to English) (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.20(a)	Guaranteed Maximum Contract dated January 24, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.6(a) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.20(b)	Guaranteed Maximum Contract dated January 24, 2018, between Huizhou Highpower Technology Co., Ltd and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.20(c)	Guaranteed Maximum Contract dated January 24, 2018, between Icon Energy systems (Shenzhen) Co., Ltd. and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.6(c) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.20(d)	Guaranteed Maximum Contract dated January 24, 2018, between Dang Yu Pan and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.6(d) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.20(e)	Guaranteed Maximum Contract dated January 24, 2018, between Yin Zhoutao and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.6(e) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.21	Comprehensive Credit Contract dated January 24, 2018, between Springpower Technology (Shenzhen) Co., Ltd and China Everbright Bank Shenzhen branch (translated to English) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.21(a)	Guaranteed Maximum Contract dated January 24, 2018, between Shenzhen Highpower Technology Co., Ltd. and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.7(a) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.21(b)	Guaranteed Maximum Contract dated January 24, 2018, between Huizhou Highpower Technology Co., Ltd and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.7(b) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.21(c)	Guaranteed Maximum Contract dated January 24, 2018, between Icon Energy systems (Shenzhen) Co., Ltd. and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.7(c) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.21(d)	Guaranteed Maximum Contract dated January 24, 2018, between Dang Yu Pan and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.7(d) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.21(e)	Guaranteed Maximum Contract dated January 24, 2018, between Yin Zhoutao and China Everbright Bank Co., Ltd, Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.7(e) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.22	Basic Credit Line Contract dated March 15, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.22(a)	Maximum Amount Guaranty Contract dated March 15, 2018, between Shenzhen Highpower Technology Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.8(a) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.22(b)	Maximum Amount Guaranty Contract dated March 15, 2018, between Dang Yu Pan and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English) (incorporated by reference from Exhibit 10.8(b) to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018)

10.23	Working Capital Loan Contract dated June 12, 2018, between Shenzhen Highpower Technology Co., Ltd and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018).

10.24	Comprehensive Credit Line Contract dated May 15, 2018, between Shenzhen Highpower Technology Co., Ltd and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018).

10.24(a)	Maximum Guarantee Contract dated May 15, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018).

10.24(b)	Maximum Guarantee Contract dated May 15, 2018, between Huizhou Highpower Technology Co., Ltd and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018).

10.24(c)	Maximum Guarantee Contract dated May 15, 2018, between Dang Yu Pan and Ping An Bank Co., Ltd. Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018).

10.25	Working Capital Loan Contract dated August 8, 2018, between Springpower Technology Co., Ltd and Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.26	Working Capital Loan Contract dated September 3, 2018, between Icon Energy System (Shenzhen) Co., Ltd and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.27	Working Capital Loan Contract dated September 19, 2018, between Icon Energy System (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.28	Loan Contract dated June 28, 2018, between Shenzhen Highpower Technology Co., Ltd and Ping An Bank Co., Ltd., Shenzhen Branch (translated to English) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.29	Comprehensive Credit Line Contract dated September 3, 2018, between Icon Energy System (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.29(a)	Maximum Amount Guaranty Contract dated September 3, 2018, between Huizhou Highpower Technology Co., Ltd., and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.29(b)	Maximum Amount Guaranty Contract dated September 3, 2018, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.29(c)	Maximum Amount Guaranty Contract dated September 3, 2018, between Springpower Technology (Shenzhen) Co., Ltd., and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.29(d)	Maximum Amount Guaranty Contract dated September 3, 2018, between Shenzhen Highpower Technology Co., Ltd., and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.5(d) to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.30	Comprehensive Credit Line Contract dated September 3, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.30(a)	Maximum Amount Guaranty Contract dated September 3, 2018, between Huizhou Highpower Technology Co., Ltd., and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.6(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.30(b)	Maximum Amount Guaranty Contract dated September 3, 2018, between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.30(c)	Maximum Amount Guaranty Contract dated September 3, 2018, between Shenzhen Highpower Technology Co., Ltd., and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.6(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.31	Comprehensive Credit Line Contract dated September 13, 2018, between Huizhou Highpower Technology Co., Ltd., and Guangdong Huaxing Bank Co., Ltd., Huizhou Branch (translated to English) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.31(a)	Maximum Suretyship Guaranty Contract dated September 13, 2018, between Shenzhen Highpower Technology Co., Ltd., and Guangdong Huaxing Bank Co., Ltd., Huizhou Branch (translated to English) (incorporated by reference from Exhibit 10.7(a) to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.31(b)	Maximum Suretyship Guaranty Contract dated September 13, 2018, between Dang Yu Pan and Guangdong Huaxing Bank Co., Ltd., Huizhou Branch (translated to English) (incorporated by reference from Exhibit 10.7(b) to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.31(c)	Maximum Pledge Guaranty Contract dated September 13, 2018, between Huizhou Highpower Technology Co., Ltd., and Guangdong Huaxing Bank Co., Ltd., Huizhou Branch (translated to English) (incorporated by reference from Exhibit 10.7(c) to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.32	Loan Agreement dated July 20, 2018, between Shenzhen Highpower Technology Co., Ltd., and Dang Yu Pan (translated to English) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018).

10.33	Working Capital Loan Contract dated October 20, 2017, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.34	Working Capital Loan Contract dated October 20, 2017, between Shenzhen Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English) (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.35	Comprehensive Credit Granting Contract dated November 14, 2017, between Shenzhen Highpower Technology Co., Ltd and China Minsheng Banking Corp., Ltd (translated to English) (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K filed with the SEC on April 4, 2018)..

10.35(a)	Maximum Guarantee Contract between China Minsheng Banking Corp., Ltd and Dang Yu Pan (translated to English) (incorporated by reference from Exhibit 10.24(a) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.35(b)	Maximum Guarantee Contract between China Minsheng Banking Corp., Ltd and Huizhou Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.24(b) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.35(c)	Maximum Guarantee Contract between China Minsheng Banking Corp., Ltd and Springpower Technology (Shenzhen) Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.24(c) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.36	Maximum Financing Contract dated October 23, 2017, between Springpower Technology (Shenzhen) Co., Ltd. and Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch (translated to English) (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.36(a)	Personal Maximum Guarantee Contract between Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch and Dang Yu Pan (translated to English) (incorporated by reference from Exhibit 10.25(a) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.36(b)	Personal Maximum Guarantee Contract between Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch and Yin Zhoutao (translated to English) (incorporated by reference from Exhibit 10.25(b) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.36(c)	Maximum Guarantee Contract between Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch and Huizhou Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.25(c) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.36(d)	Maximum Guarantee Contract between Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch and Icon Energy System (Shenzhen) Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.25(d) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.36(e)	Maximum Guarantee Contract between Huaxia Bank Co., Ltd. Shenzhen Great China Sub-branch and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.25(e) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.37	Comprehensive Credit Line Contract dated October 26, 2017, between Huizhou Highpower Technology Co. Ltd. and Guangdong Huaxing Bank Co., Ltd. Huizhou Branch (translated to English) (incorporated by reference from Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.37(a)	Maximum Suretyship Guaranty Contract between Guangdong Huaxing Bank Co., Ltd. Huizhou Branch and Dang Yu Pan (translated to English) (incorporated by reference from Exhibit 10.26(a) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.37(b)	Maximum Suretyship Guaranty Contract between Guangdong Huaxing Bank Co., Ltd. Huizhou Branch and Shenzhen Highpower Technology Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.26(b) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.37(c)	Maximum Pledge Guaranty Contract between Guangdong Huaxing Bank Co., Ltd. Huizhou Branch and Huizhou Highpower Technology Co. Ltd. (translated to English) (incorporated by reference from Exhibit 10.26(c) to the Annual Report on Form 10-K filed with the SEC on April 4, 2018).

10.38	Working Capital Loan Contract dated October 16, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.39	Working Capital Loan Contract dated November 15, 2018, between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.40	Comprehensive Credit Line Contract dated October 30, 2018, between Shenzhen Highpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.40(a)	Maximum Amount Guaranty Contract between Dang Yu Pan and Bank of China, Buji Sub-branch (translated to English).

10.40(b)	Maximum Amount Guaranty Contract between Springpower Technology (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.41	Working Capital Loan Contract dated December 5, 2018, between Shenzhen Highpower Technology Co., Ltd and Bank of China, Buji Sub-branch (translated to English).

10.42	Maximum Amount Comprehensive Credit Line Contract dated October 16, 2018, between Icon Energy System (Shenzhen) Company Limited and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.42(a)	Maximum Amount Guaranty Contract between Shenzhen Highpower Technology Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.42(b)	Maximum Amount Guaranty Contract between Springpower Technology Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.42(c)	Maximum Amount Guaranty Contract between Huizhou Highpower Technology (Shenzhen) Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.42(d)	Maximum Amount Personal Joint Responsibility Contract between Dang Yu Pan and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.43	Maximum Amount Comprehensive Credit Line Contract dated October 16, 2018, between Springpower Technology (Shenzhen) Co. Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.43(a)	Maximum Amount Guaranty Contract between Shenzhen Highpower Technology Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.43(b)	Maximum Amount Guaranty Contract between Icon Energy System (Shenzhen) Company, Limited and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.43(c)	Maximum Amount Guaranty Contract between Huizhou Highpower Technology (Shenzhen) Co., Ltd. and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.43(d)	Maximum Amount Personal Joint Responsibility Contract between Dang Yu Pan and Bank of Jiangsu, Shenzhen Sub-branch (translated to English).

10.44	Working Capital Loan Contract dated October 9, 2018, between Icon Energy System (Shenzhen) Co. Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.45	Collateral Contract between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.46	Employment Contract dated January 1, 2018 between Shenzhen Highpower Technology Co., Ltd. and Sunny Pan (translated to English).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

23.1	Consent of Marcum Bernstein & Pinchuk LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Proposal Letter, dated June 2, 2018, to the Board of Directors of the Company (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on June 4, 2018).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan.
**	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934 as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
+	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Highpower International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highpower International, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, change in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Beijing, China

March 28, 2019

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31,	December 31,
	2018	2017
	$	$
ASSETS
Current Assets:
Cash	24,916,484	14,502,171
Restricted cash	44,495,633	25,953,946
Accounts receivable, net	77,279,817	58,252,999
Amount due from a related party	477,663	1,165,838
Notes receivable	256,712	2,606,517
Advances to suppliers	2,292,843	6,050,531
Prepayments and other receivables	10,457,789	4,268,527
Foreign exchange derivative assets	-	236,436
Inventories	54,790,461	42,946,644

Total Current Assets	214,967,402	155,983,609

Long-term prepayments	2,617,419	3,715,445
Property, plant and equipment, net	56,523,177	46,520,776
Land use right, net	2,445,751	2,639,631
Other assets	643,128	748,431
Deferred tax assets, net	865,370	750,267
Long-term investments	9,993,852	9,906,379

TOTAL ASSETS	288,056,099	220,264,538

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	66,486,690	60,368,012
Deferred government grants	464,206	309,638
Short-term loans	24,856,744	10,128,646
Non-financial institution borrowings	8,761,426	10,756,158
Notes payable	73,607,284	54,859,478
Foreign exchange derivative liabilities	521,509	-
Amount due to related parties	6,116,851	-
Other payables and accrued liabilities	25,860,703	12,243,345
Income taxes payable	4,124,719	3,609,391

Total Current Liabilities	210,800,132	152,274,668

Income taxes payable, noncurrent	-	777,685

TOTAL LIABILITIES	210,800,132	153,052,353

COMMITMENTS AND CONTINGENCIES	-	-
F-3

HIGHPOWER INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Stated in US Dollars)

	December 31,	December 31,
	2018	2017
	$	$

EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,559,658 shares issued and outstanding at December 31, 2018 and 15,509,658 shares issued and outstanding at December 31, 2017, respectively)	1,556	1,551
Additional paid-in capital	13,863,282	12,709,756
Statutory and other reserves	8,012,052	6,549,815
Retained earnings	56,173,912	44,481,568
Accumulated other comprehensive (loss) income	(794,835)	3,469,495

TOTAL EQUITY	77,255,967	67,212,185

TOTAL LIABILITIES AND EQUITY	288,056,099	220,264,538

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the years ended December 31,
	2018	2017
	$	$
Net sales	293,931,961	244,166,312
Cost of sales	(237,056,725)	(196,792,444)
Gross profit	56,875,236	47,373,868

Research and development expenses	(13,492,057)	(9,512,074)
Selling and distribution expenses	(10,087,885)	(7,500,560)
General and administrative expenses	(19,300,316)	(15,393,791)
Foreign currency transaction gain (loss)	1,860,323	(2,390,417)
Total operating expenses	(41,019,935)	(34,796,842)

Income from operations	15,855,301	12,577,026

Changes in fair value of warrant liability	-	259
Changes in fair value of foreign exchange derivatives	(1,145,387)	273,496
Government grants	2,460,013	1,357,852
Other income	268,438	458,247
Equity in (loss) earnings of investee	(140,132)	107,243
Gain on dilution in equity method investee	-	500,270
Gain on sale of long-term investment	-	1,677,367
Gain on deconsolidation of a subsidiary	-	6,004,008
Interest expenses	(1,761,718)	(1,426,547)
Income before income taxes	15,536,515	21,529,221

Income taxes expenses	(2,381,934)	(4,315,325)
Net income	13,154,581	17,213,896

Less: net income attributable to non-controlling interest	-	441,044
Net income attributable to the Company	13,154,581	16,772,852

Comprehensive income
Net income	13,154,581	17,213,896
Foreign currency translation (loss) gain	(4,264,330)	4,234,078
Comprehensive income	8,890,251	21,447,974

Less: comprehensive income attributable to non-controlling interest	-	479,098
Comprehensive income attributable to the Company	8,890,251	20,968,876

Earnings per share of common stock attributable to the Company
- Basic	0.85	1.09
- Diluted	0.84	1.09

Weighted average number of common stock outstanding
- Basic	15,546,644	15,326,797
- Diluted	15,606,177	15,435,371

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(Stated in US Dollars)

	Common stock		Additional paid-in	Statutory and	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	other reserves	earnings	income	interest	Total
		$	$	$	$	$	$	$

Balance, December 31, 2016	15,114,991	1,511	11,580,934	4,992,463	29,266,068	(873,582)	329,343	45,296,737
Proceeds from exercise of stock options	294,667	30	802,661	-	-	-	-	802,691
Foreign currency translation adjustments	-	-	-	-	-	4,196,024	38,054	4,234,078
Share-based compensation expenses	100,000	10	326,161	-	-	-	-	326,171
Transfer to statutory and other reserves	-	-	-	1,705,747	(1,705,747)	-	-	-
Net income	-	-	-	-	16,772,852	-	441,044	17,213,896
Deconsolidation of a subsidiary	-	-	-	(148,395)	148,395	147,053	(808,441)	(661,388)

Balance, December 31, 2017	15,509,658	1,551	12,709,756	6,549,815	44,481,568	3,469,495	-	67,212,185

Shares issued for legal case settlement	50,000	5	212,495	-	-	-	-	212,500
Foreign currency translation adjustments	-	-	-	-	-	(4,264,330)	-	(4,264,330)
Share-based compensation expenses	-	-	941,031	-	-	-	-	941,031
Transfer to statutory and other reserves	-	-	-	1,462,237	(1,462,237)	-	-	-
Net income	-	-	-	-	13,154,581	-	-	13,154,581

Balance, December 31, 2018	15,559,658	1,556	13,863,282	8,012,052	56,173,912	(794,835)	-	77,255,967

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the years ended December 31,
	2018	2017
	$	$
Cash flows from operating activities
Net income	13,154,581	17,213,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,938,295	5,290,980
(Recovery of bad debt) bad debt expense	(784,431)	58,728
Loss on disposal of property, plant and equipment	272,633	48,976
Impairment of property, plant and equipment	569,120	-
Deferred taxes	(156,441)	374,626
Changes in fair value of foreign exchange derivatives	1,145,387	(228,314)
Gain on deconsolidation of a subsidiary	-	(6,004,008)
Equity in loss (earnings) of investee	140,132	(107,243)
Gain on dilution in equity method investee	-	(500,270)
Gain on sale of long-term investment	-	(1,677,367)
Share based compensation	941,031	326,171
Changes in fair value of warrant liability	-	(259)
Changes in operating assets and liabilities:
Accounts receivable	(21,085,450)	(11,926,311)
Other assets	76,027	(288,180)
Notes receivable	2,291,487	(1,389,107)
Advances to suppliers	3,567,895	(5,070,174)
Prepayments and other receivables	(5,039,974)	(673,006)
Amount due from a related party	650,454	7,140,963
Amount due to related parties	141,577	(1,569,839)
Inventories	(14,407,492)	(24,705,574)
Accounts payable	5,509,066	15,183,933
Deferred government grants	250,989	154,151
Other payables and accrued liabilities	14,422,792	2,023,991
Income taxes payable	(86,809)	2,240,550
Net cash flows provided by (used in) operating activities	7,510,869	(4,082,687)

Cash flows from investing activities
Acquisitions of plant and equipment	(15,598,608)	(13,730,328)
Loan to a related party	-	(514,821)
Proceeds from sale of long-term investment	-	10,535,062
Impact to cash resulting from deconsolidation of a subsidiary	-	(632,754)
Payment for long-term investment	(316,484)	-
Net cash flows used in investing activities	(15,915,092)	(4,342,841)

Cash flows from financing activities
Proceeds from short-term bank loans	28,824,056	12,725,676
Repayments of short-term bank loans	(12,983,353)	(22,331,365)
Proceeds from a related party	5,945,384	-
Repayment of loan from a related party	(195,919)	-
Proceeds from non-financial institution borrowings	-	10,386,681
Repayments of non-financial institution borrowings	(1,507,068)	(3,857,910)
Proceeds from notes payable	130,784,037	90,871,294
Repayments of notes payable	(108,233,565)	(69,511,376)
Payment of derivative instruments	(375,260)	-
Proceeds from exercise of employee options	-	802,691
Repayment from GZ Highpower	-	6,035,600
Net cash flows provided by financing activities	42,258,312	25,121,291
Effect of foreign currency translation on cash	(4,898,089)	3,222,321
Net increase in cash and restricted cash	28,956,000	19,918,084
Cash and restricted cash- beginning of year	40,456,117	20,538,033
Cash and restricted cash- end of year	69,412,117	40,456,117

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	2,625,182	1,700,149
Interest expenses	1,950,076	1,550,878
Non-cash investing and financing activities:
Shares issued for legal case settlement	212,500	-
Offset of deferred income related to government grant and property, plant and equipment	75,584	263,948
Purchase of property and equipment financed by accounts payables	3,895,765	(1,150,460)
Reconciliation of cash and restricted cash
Cash	24,916,484	14,502,171
Restricted cash	44,495,633	25,953,946
Total cash and restricted cash shown in the consolidated statements of cash flows	69,412,117	40,456,117

See notes to consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

1.	Principal activities and organization

The consolidated financial statements include the financial statements of Highpower International, Inc. ("Highpower") and its 100%-owned subsidiary Hong Kong Highpower Technology Company Limited (“HKHTC”), HKHTC’s wholly-owned subsidiary Shenzhen Highpower Technology Company Limited (“SZ Highpower”), SZ Highpower’s and HKHTC’s jointly owned subsidiaries, Springpower Technology (Shenzhen) Company Limited (“SZ Springpower”) and Icon Energy System Company Limited (“ICON”) and SZ Highpower’s and SZ Springpower’s jointly owned subsidiary Huizhou Highpower Technology Company Limited (“HZ HTC”). Highpower and its direct and indirect wholly owned subsidiaries are collectively referred to as the "Company".

Highpower was incorporated in the State of Delaware on January 3, 2006. HKHTC was incorporated in Hong Kong on July 4, 2003. All other subsidiaries are incorporated in the People’s Republic of China ("PRC").

On December 21, 2017, after the completion of the capital increase to Ganzhou Highpower Technology Company Limited (“GZ Highpower”) by other shareholders, the Company lost the controlling power over GZ Highpower and deconsolidated GZ Highpower. SZ Highpower holds 31.294% of the equity interest of GZ Highpower.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

2.	Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP").

Consolidation

The consolidated financial statements include the accounts of Highpower and its directly and indirectly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company deconsolidates a subsidiary as of the date the Company ceases to have a controlling financial interest in that subsidiary. In 2017, the Company deconsolidated GZ Highpower (See Note 13).

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

No customer accounted for 10% or more of net sales during the years ended December 31, 2018 and 2017.

There was one major supplier accounted for 10.7% of our total purchase amount during the year ended December 31, 2018. There was no supplier accounted for or over 10% of our total purchase amount during the year ended December 31, 2017.

There was no customer accounted for 10% of the accounts receivable as of December 31, 2018. There was one customer accounted for 10.1% of the accounts receivable as of December 31, 2017.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Cash

Cash include all cash on hand and cash in bank with no restrictions.

Restricted cash

Restricted cash include time deposit pledged for bank loan facilities within one-year maturities, cash deposit for bank acceptance bills within six-month maturities, break-even financial products with less than three months remaining maturity pledged for notes payable and special bank accounts required by government grant.

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

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to net realizable value. The Company wrote down inventories of $1,171,456 and $1,109,702 for the years ended December 31, 2018 and 2017, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary. As of December 31, 2018 and 2017, management believes no impairment charge is necessary.

Land use right, net

Land use right represents payment for the right to use certain parcel of land for a certain period of time in the PRC. Land use right is carried at cost and charged to expense on a straight-line basis over 50 years the right is granted.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Government grants

Conditional government grants are recognized as deferred government grants when received. Specifically, government grants whose primary condition is that the Company should purchase, construct or otherwise acquire non-current assets is recognized on the consolidated balance sheet as deferred government grants and deducted in calculating the carrying amount of the related asset. The revenue from such grants is recognized in profit or loss over the life of the related depreciable asset as a reduction of depreciation expense. As of December 31, 2018 and 2017, the Company recorded deferred government grants of $464,206 and $309,638, respectively, for the government grants to purchase non-current assets.

Government grants as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Company with no future related benefit are recognized in the period in which they become receivable. Approximately $2,460,013 and $1,357,852 government grants were recognized for the years ended December 31, 2018 and 2017, respectively.

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

The Company does not have any future obligations directly or indirectly related to product resale by customers.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost or net realizable value is also recorded in cost of sales.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of December 31, 2018 and 2017 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

Comprehensive income

Comprehensive income is comprised of the Company’s net income and other comprehensive income. The component of other comprehensive income or loss is consisted solely of foreign currency translation adjustments, net of the income tax effect.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Foreign currency translation and transactions

Highpower’s functional currency is the United States dollar ("US$"). HKHTC's functional currency is the Hong Kong dollar ("HK$"). The functional currency of Highpower's other directly and indirectly wholly owned subsidiaries in the PRC is the Renminbi ("RMB").

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

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash, restricted cash, accounts receivables, accounts payable and short-term borrowings, approximate their fair value due to the short-term maturity of such instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Foreign exchange derivatives

From time to time the Company may utilize foreign currency forward contracts to reduce the impact of foreign currency exchange rate risk. Management considered that the foreign currency forwards did not meet the criteria for designated hedging instruments and hedged transactions to qualify for cash flow hedge or fair value hedge accounting. The currency forwards therefore are accounted for as derivatives, with fair value changes reported as gain (loss) of derivative instruments in the statements of operations. The derivatives asset is recognized in the balance sheets at the fair value (level 2).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Management has adopted this standard effective January 1, 2018 using the modified-retrospective approach, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations and statement of cash flows as of and for the year ended December 31, 2018. See Note 3 for disclosures required by ASC 606 and the updated accounting policy for revenue recognition.

On February 25, 2017, the FASB issued ASU 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result of the adoption, all of the leases greater than one year in duration will be recognized in the Consolidated Balance Sheets as both lease liabilities and right-of-use assets upon adoption of the standard. The Company has adopted this standard effective January 1, 2019 using the alternative transition method. Upon adoption, the Company expected to record right-of-use assets and operating lease liabilities of $5.7 million and $5.9 million in the Consolidated Balance Sheets, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting standards (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The following table disaggregates product sales by business segment by geography which provides information as to the major source of revenue. See Note 25 for additional description of our reportable business segments and the products being sold in each segment.

	For the year ended December 31, 2018
	Lithium Business	Ni-MH Batteries and Accessories	Consolidated
Primary Geographic Markets	$	$	$
China Mainland	111,255,771	31,173,443	142,429,214
Asia, others	100,595,601	18,659,965	119,255,566
Europe	5,330,496	19,152,307	24,482,803
North America	2,783,104	4,602,476	7,385,580
Others	-	378,798	378,798
Total sales	219,964,972	73,966,989	293,931,961

The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations in (i) contracts that have an original expected length of one year or less; and (ii) contracts where revenue is recognized as invoiced.

The Company does not have amounts of contract assets since revenue is recognized as control of goods is transferred. The contract liabilities consist of advance payments from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. All contract liabilities are expected to be recognized as revenue within one year and are included in other payables and accrued liabilities in the Consolidated Balance Sheet.

Contract liabilities consisted of the following,

	December 31, 2018	December 31, 2017	Change
	$	$	$	%
Contract liabilities	5,639,886	1,759,021	3,880,865	221%

For the year ended December 31, 2018, the Company recognized sales of $1.5 million related to contract liabilities at January 1, 2018.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

4.	Restricted cash

	December 31,	December 31,
	2018	2017
	$	$
Financial product	5,594,200	-
Security deposit	36,898,661	21,837,690
Time deposit	1,733,757	3,982,226
Government subsidy deposit	269,015	134,030
	44,495,633	25,953,946

As of December 31, 2018, cash of $5.6 million was purchased financial product, cash of $36.9 million was restricted by eight banks for bank acceptance bill, cash of $1.7 million was restricted for short-term bank loan and cash of $0.3 million was restricted under supervision by the Government due to government subsidy granted.

As of December 31, 2017, cash of $21.8 million was restricted by eight banks for bank acceptance bill, cash of $4.0 million was restricted for short-term bank loan and cash of $0.1 million was restricted under supervision by the Government due to government subsidy granted.

5.	Accounts receivable, net

	December 31,	December 31,
	2018	2017
	$	$
Accounts receivable	77,340,837	61,431,785
Allowance for doubtful accounts	(61,020)	(3,178,786)
	77,279,817	58,252,999

The Company recorded bad debt expense of $30,608 and $58,728 for the years ended December 31, 2018 and 2017, respectively. The Company reversed and wrote off bad debt provision of $338,359 and $2,792,806, respectively, for the year ended December 31, 2018. The Company reversed bad debt provision of $100,213 for the year ended December 31, 2017.

6.	Advances to suppliers

Balances of advances to suppliers were $2,292,843 and $6,050,531 as of December 31, 2018 and 2017, respectively, which represented prepayments to suppliers for raw materials.

7.	Prepayments and other receivables

	December 31,	December 31,
	2018	2017
	$	$
Value-added tax (“VAT”) prepayment	8,227,478	3,132,236
Other receivables from third parties	1,109,527	444,263
Payroll deposit	365,059	-
Compensation receivable for land occupation	-	486,019
Prepaid expense	755,725	692,028
	10,457,789	4,754,546
Less: allowance for doubtful accounts (1)	-	486,019
	10,457,789	4,268,527

(1) The Company collected the receivable and reversed the allowance for doubtful accounts of $476,680 for the year ended December 31, 2018.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

8.	Inventories

	December 31,	December 31,
	2018	2017
	$	$
Raw materials	25,952,099	21,428,315
Work in progress	10,192,772	6,931,486
Finished goods	18,348,119	14,284,563
Packing materials	14,394	36,797
Consumables	283,077	265,483
	54,790,461	42,946,644

9.	Long-term prepayments

Balances of long-term prepayments were $2,617,419 and $3,715,445 as of December 31, 2018 and 2017, respectively, which represented prepayments for equipment purchases.

10.	Property, plant and equipment, net

	December 31,	December 31,
	2018	2017
	$	$
Cost
Construction in progress	6,991,889	1,330,643
Furniture, fixtures and office equipment	7,221,527	5,794,983
Leasehold improvement	7,090,162	7,080,409
Machinery and equipment	40,316,428	33,176,416
Motor vehicles	1,508,398	1,498,605
Building	19,166,951	20,169,197
	82,295,355	69,050,253
Less: accumulated depreciation	25,772,178	22,529,477
	56,523,177	46,520,776

The construction in process represented machines under construction or testing as of December 31, 2018 and 2017, respectively.

The Company recorded depreciation expenses of $5,823,572 and $5,152,396 for the years ended December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, deferred government grants of $75,584 and $263,948, respectively, was reduced from the carrying amount of property, plant and equipment.

During the years ended December 31, 2018 and 2017, the Company recorded $569,120 and $nil of impairment loss of machinery and equipment in the general and administrative expenses, respectively, due to the replacement of the outdated machinery and equipment. The impairment was related to the Ni-MH Batteries and Accessories segment based on the residual value.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans as of December 31, 2018 and 2017. The net carrying amounts of the buildings were $8,536,246 and $9,224,694 as of December 31, 2018 and 2017, respectively.

The buildings located in Longgang, Shenzhen, Guangdong was pledged as collateral for bank loans as of December 31, 2018 and 2017. The net carrying amounts of the buildings were $353,752 and $396,843 as of December 31, 2018 and 2017, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

11.	Land use right, net

	December 31,	December 31,
	2018	2017
	$	$
Cost
Land located in Huizhou	3,135,578	3,299,539
Less: accumulated amortization	689,827	659,908
	2,445,751	2,639,631

As of December 31, 2018, land use right included certain parcel of land located in Huizhou City, Guangdong Province, PRC. Land use rights for land in Huizhou City with an area of approximately 126,605 square meters will expire on May 23, 2057.

Land use right is being amortized annually using the straight-line method over a contract term of 50 years. Estimated amortization for the coming years is as follows:

For the years ending December 31,	$
2019	62,712
2020	62,712
2021	62,712
2022	62,712
2023	62,712
Thereafter	2,132,191
2,445,751

The Company recorded amortization expenses of $64,723 and $88,584 for the years ended December 31, 2018 and 2017, respectively.

The land use right for land located in Huizhou was pledged as collateral for bank loans as of December 31, 2018 and 2017.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

12.	Other assets

	December 31,	December 31,
	2018	2017
	$	$
Consumer battery license fee (1)	400,000	450,000
Long-term rental deposit	243,128	298,431
	643,128	748,431

(1) The Company is amortizing the $1,000,000 cost of the Consumer Battery License Agreement with a License Provider over a period of 20 years on the straight line basis in accordance with the terms of license.

Amortization expenses included in research and development expense were $50,000 for both the years ended December 31, 2018 and 2017.

13.	Long-term investments

	December 31,		December 31,
	2018		2017
	$	Interest %	$	Interest %
Equity method investments
-GZ Highpower (1)	7,683,900	31.294%	8,102,520	31.294%
-Shenzhen V-power Innovative Technology Co., Ltd (“V-power”) (2)	595,730	49.000%	-	N/A
Cost method investment
-Huizhou Yipeng Energy Technology Co Ltd. (“Yipeng”) (3)	1,714,222	4.654%	1,803,859	4.654%
	9,993,852		9,906,379

(1) Investment in GZ Highpower

On December 11, 2017, GZ Highpower signed an Agreement with Xiamen Tungsten and Mr. Ou, the General Manager of GZ Highpower. Pursuant to the terms of the Agreement, GZ Highpower received a total of RMB92.8 million (approximately $14.3 million), including RMB78.9 million (approximately $12.1 million) from Xiamen Tungsten in exchange for 55.294% ownership of GZ Highpower (“the Transaction”). The Transaction was completed on December 21, 2017 upon the receipt of the payments by GZ Highpower. After the Transaction, the Company lost the controlling power over GZ Highpower and deconsolidated GZ Highpower. As of December 31, 2017, the Company held 31.294% of the equity interest of GZ Highpower which was recorded under the equity method.

In connection with the Transaction, RMB 40 million (approximately $6.1 million) of the proceeds was received by the Company in the form of repayments of loans and related interests that were previously extended by the Company to GZ Highpower.

During the year ended December 31, 2017, the Company recognized a gain on deconsolidation of a subsidiary of $6,004,008.

The equity in loss of investee was $16,504 for the year ended December 31, 2018.

(2) Investment in V-power

On February 28, 2018, the Company signed an investment agreement with a related company and a group of individuals (the “Founder Team”) with an aggregate amount of RMB4.9 million (approximately $0.7 million) for 49% of the equity interest of V-power, which was recorded under the equity method. In addition, the Company agreed to transfer the 15% of original equity interest of V-power to the Founder Team as compensation under voluntary assignment as any of the following requirements met: 1. annual sales revenue higher or equal to RMB30 million before the first capital increase of V-power; 2. valuation of V-power higher or equal to RMB30 million before equity issuance. As of December 31, 2018, the Company injected RMB2.1 million (approximately $0.3 million) to V-power, and the unpaid amount was recorded as amount due to a related party (See Note 26). In January 2019, the Company injected RMB2.1 million (approximately $0.3 million) to V-power.

The equity in loss of investee was $123,628 for the year ended December 31, 2018.

(3) Investment in Yipeng

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

The equity in earnings of investee was $107,243 from January 1, 2017 to July 27, 2017.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

14.	Other payables and accrued liabilities

	December 31,	December 31,
	2018	2017
	$	$
Accrued expenses	2,242,301	1,140,443
Accrued payroll	10,506,404	7,442,056
Royalty payable	406,719	427,986
VAT payable	23,655	94,612
Sales deposit received	6,000,000	-
Contract liabilities	5,639,886	1,759,021
Other payables	1,041,738	1,379,227
	25,860,703	12,243,345

Sales deposit received represented deposit which would be returned to a customer in the future under certain conditions.

15.	Taxation

Highpower and its directly and indirectly owned subsidiaries file tax returns separately.

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

The Company evaluated the Global Intangible Low Taxed Income ("GILTI") inclusion on current earnings and profits of greater than 10% owned foreign controlled corporations. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The law also provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, which effectively reduces the 21% U.S. corporate tax rate on the foreign income to an effective rate of 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. In 2018, the Company recorded a GILTI inclusion of $7,222,667. However, the total tax of $1,243,075 is fully offset by the deemed paid foreign tax credit.

The Company completed quantification of the Tax Act impact. The final adjustment is not material.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

15.	Taxation (continued)

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

The components of the provision (benefit) for income taxes expenses are:

	For the years ended December 31,
	2018	2017
	$	$
Current	2,538,375	3,940,699
Deferred	(156,441)	374,626
Total income taxes expenses	2,381,934	4,315,325

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

15.	Taxation (continued)

The reconciliation of income taxes expenses computed at the PRC statutory tax rate to income tax expense is as follows:

	For the years ended December 31,
	2018	2017
	$	$
Income before tax	15,536,515	21,529,221

Provision for income taxes at PRC statutory income tax rate (25%)	3,884,129	5,382,305
Impact of different tax rates in other jurisdictions	144,866	(75,504)
Effect of PRC preferential tax rate	(1,587,956)	(2,313,343)
R&D expenses eligible for super deduction	(776,444)	(451,003)
Other non-deductible expenses	139,090	754,820
Toll-charge from the Tax Act	-	5,773,436
Foreign tax credits	-	(2,063,810)
Change in valuation allowance of deferred tax assets	578,249	(2,691,576)
Effective enterprise income tax	2,381,934	4,315,325

3) Deferred tax assets, net

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	December 31,	December 31,
	2018	2017
	$	$
Tax loss carry-forward	1,096,956	991,766
Allowance for doubtful receivables	9,153	136,562
Impairment for inventory	382,375	222,289
Difference for sales cut-off	15,526	17,322
Deferred government grants	69,631	46,446
Property, plant and equipment subsidized by government grant	250,563	269,344
Impairment for property, plant and equipment	138,122	58,304
Total gross deferred tax assets	1,962,326	1,742,033
Valuation allowance	(1,096,956)	(991,766)
Total net deferred tax assets	865,370	750,267

As of December 31, 2018, the Company had net operating loss carry-forwards in Hong Kong of $6,648,217 and all of the losses do not expire.

Valuation allowance was provided against deferred tax assets in entities where it was determined, it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards and others, which can be carried forward to offset future taxable income. The management determines it is more likely than not that part of deferred tax assets could not be utilized, so allowance was provided as of December 31, 2018 and 2017. The net valuation allowance increased by approximately $0.1 million and decreased by approximately $2.7 million during the years ended December 31, 2018 and 2017, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

16.	Notes payable

Notes payable are presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptable bills which are non-interest bearing and generally mature within six months. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $73,607,284 and $54,859,478 as of December 31, 2018 and 2017, respectively.

17.	Short-term loans

As of December 31, 2018, the bank borrowings were for working capital and capital expenditure purposes and were secured by personal guarantees executed by the Company’s Chief Executive Officer of the Company, Mr. Dang Yu Pan, the time deposit with a carrying amount of $1,733,757, the land use right with a net carrying amount of $2,445,751 and the buildings with a net carrying amount of $8,889,998, respectively.

The loans as of December 31, 2018 were primarily obtained from three banks with interest rates ranging from 5.2300% to 6.5253% per annum. The interest expenses were $877,961 and $909,878 for the years ended December 31, 2018 and 2017, respectively.

The weighted average interest rates of short-term loans outstanding were 5.98% and 4.34% per annum as of December 31, 2018 and 2017, respectively.

18.	Non-financial institution borrowings

As of December 31, 2018, the Company had a borrowing from an individual in amount of $8,761,426, which was used for working capital and capital expenditure purposes. The interest rate for the borrowing is 5.66% per annum. The borrowing is personally guaranteed by the Company's Chief Executive Officer, Mr. Dang Yu Pan. For the year ended December 31, 2018, the Company paid back $1,507,068 to the third party non-financial institution.

In 2017, the Company obtained borrowings from a third party non-financial institution in amount of $1,483,812 and an individual in an amount of $8,902,869, which were used for working capital and capital expenditure purposes. The interest rates for the borrowings were 5.655% and 5.66% per annum, respectively. The borrowings are personally guaranteed by the Company's Chief Executive Officer, Mr. Dang Yu Pan. For the year ended December 31, 2017, the Company paid back $2,374,099 to the third party non-financial institution and $1,483,811 to the individual, respectively.

The interest expenses of the above borrowings were $547,317 and $622,694 for the years ended December 31, 2018 and 2017, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

19.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. The following tables summarize the unused lines of credit as of December 31, 2018 and 2017:

	December 31, 2018
Lender	Starting date	Maturity date	Maximum Amount Available of Line of Credit	Unused line of credit
			$	$
Bank of China (1)	10/30/2018	10/30/2021	12,777,080	389,445
Bank of China (1)	9/3/2018	9/3/2019	29,691,501	4,643,021
Industrial and Commercial Bank of China (1)	8/28/2018	8/28/2019	7,301,188	744,721
China Everbright Bank (2)	1/24/2018	1/23/2019	7,301,188	-
Industrial Bank CO., LTD. (1)	3/15/2018	3/15/2019	5,840,951	364,446
Guangdong Huaxing Bank (1)	9/13/2018	8/7/2019	23,363,804	10,829,780
Ping An Bank Co., Ltd (1)	5/15/2018	5/14/2019	10,221,664	6,851,536
Jiang Su Bank Co., Ltd. (1)	9/25/2018	9/24/2019	6,084,324	3,894
Total			102,581,700	23,826,843

	December 31, 2017
Lender	Starting date	Maturity date	Maximum Amount Available of Line of Credit	Unused line of credit
			$	$
Ping An Bank Co., Ltd. (1)	3/17/2017	3/16/2018	10,756,158	3,130,042
Industrial and Commercial Bank of China (1)	8/24/2017	8/31/2018	7,682,970	6,146,376
Jiang Su Bank Co., Ltd. (1)	4/20/2017	4/19/2018	3,841,485	113,708
Jiang Su Bank Co., Ltd. (2)	7/3/2017	7/2/2018	2,560,990	7,171
Industrial Bank Co., Ltd. (1)	9/20/2017	9/20/2018	3,073,188	517,832
Guangdong Huaxing Bank (1)	10/26/2017	9/27/2018	9,219,564	3,543,386
Hua Xia Bank Co., Ltd. (2)	10/23/2017	10/23/2018	7,682,970	4,745,002
China Minsheng Banking Corp., Ltd. (1)	11/14/2017	11/14/2018	5,121,980	1,280,495
Bank of China (1)	7/11/2016	7/11/2019	13,445,197	8,279,168
Bank of China (1)	7/12/2016	7/12/2019	12,292,752	3,366,677
Bank of China (1)	7/25/2016	7/25/2019	4,097,584	143,928
Total			79,774,838	31,273,785

(1)	The lines of credits are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan.
(2)	The lines of credits are guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, and his wife.

Certain of the agreements governing the Company’s loans include standard affirmative and negative as well as financial covenants, including restrictions on granting additional pledges on the Company’s property and incurring additional debt and obligations to provide advance notice of major corporate actions, and other covenants including: that the borrower may not serve as a guarantor for more than double its net assets; that the borrower is restricted in certain circumstances from using the loans in connection with related party transactions or other transactions with affiliates; that the borrower must provide monthly reports to certain lenders describing the actual use of loans; that the borrower may need to obtain approval to engage in major corporate transactions. The covenants in these loan agreements could prohibit the Company from incurring any additional debt without consent from its lenders. The Company believes it would be able to obtain consents from the lenders in the event it needed to do so. The agreements governing the Company’s loans may also include covenants that, in certain circumstances, may require the Company’s PRC operating subsidiaries to give notice to, or obtain consent from, certain of their lenders prior to making a distribution of net profit, as well as covenants restricting the ability of the Company’s PRC operating subsidiaries from extending loans.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

20.	Share-based compensation

Under the Company’s 2008 Omnibus Incentive Plan (the "2008 Plan") a total of two million shares were reserved for issuance. In October 2017, the Company ceased granting awards under the 2008 Plan. No further grants will be made under the 2008 Plan. Under the terms of the 2008 Plan, options were granted with a contractual term of ten years and generally vest over three to five years with an exercise price equal to the fair market value on the date of grant. Incentive stock options (ISOs) granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. Repricing of stock options and stock appreciation rights (SARs) is permitted without stockholder approval. If a particular award agreement so provides, certain change in control transactions may cause such awards granted under the 2008 Plan to vest at an accelerated rate, unless the awards are continued or substituted for in connection with the transaction.

A total of 2,250,000 shares were reserved for issuance under the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was adopted on October 3, 2017. As of December 31, 2018, 2,250,000 shares were available for future grant under the 2017 Plan. The 2017 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, SARs and other equity and/or cash performance incentive awards to employees, directors, and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2017 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Under the terms of the 2017 Plan, in general, options and SAR’s will vest over a three to five-year period with an exercise price not less than the fair market value on the date of grant. However, options may vest based on time or achievement of performance conditions. Options may contain early exercise provisions, to which the Company will have the right to repurchase any unvested shares in the event that the awardee is terminated. ISOs granted must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. The maximum term of options granted under the 2017 Plan is ten years, except that the maximum permitted term of incentive stock options granted to 10% stockholders is five years.

A summary of the option activity as of December 31, 2018 and 2017 and changes during the fiscal years then ended is presented below:

Options Granted to Employees

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2017	555,392	2.70	7.39

Granted	665,000	4.59	-
Exercised	(294,667)	3.26	-
Forfeited	(3,619)	2.63	-
Canceled	(7,064)	2.63	-
Outstanding, December 31, 2017	915,042	4.07	8.34
Exercisable, December 31, 2017	130,042	2.80	5.74

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

20.	Share-based compensation (continued)

Options Granted to Employees (continued)

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
		$
Outstanding, January 1, 2018	915,042	4.07	8.34

Granted	40,500	4.10	-
Forfeited	(106,312)	4.44	-
Canceled	(25,382)	4.63	-
Outstanding, December 31, 2018	823,848	4.01	7.50
Exercisable, December 31, 2018	392,350	3.73	7.31

Intrinsic value is calculated as the amount by which the current market value of a share of common stock exceeds the exercise price multiplied by the number of option. The aggregate intrinsic value of options exercisable, and vested and expected to vest as of December 31, 2018, was approximately $38,000 and $62,000, respectively. The aggregate intrinsic value of options exercisable, and vested and expected to vest as of December 31, 2017 was approximately $133,000 and $298,000, respectively.

During the year ended December 31, 2018, the Company granted options to purchase 40,500 shares to one employee at a grant date fair value of $4.10 per share. No employee exercised their options. Four employees resigned and their options to purchase an aggregate number of 106,312 shares of the Company’s common stock were forfeited. These employees had resigned with 37,570 options vested, which if not exercised within 90 days after termination, will be cancelled. Of these vested options, none were exercised and 25,382 options were cancelled during the year ended December 31, 2018, and 12,188 options were outstanding and exercisable as of December 31, 2018.

During the years ended December 31, 2017, the Company granted options to purchase 665,000 shares to twenty-three employees at a weighted average grant date fair value of $3.10 per share. Thirty-six employees exercised their options to purchase 294,667 shares of the Company’s common stock. Three employees resigned and their options to purchase a total of 3,619 shares of the Company’s common stock were forfeited. These employees had resigned with 17,100 shares vested. Of these vested shares 10,036 options were exercised and 7,064 options were cancelled during the year ended December 31, 2017, and none were outstanding and exercisable as of December 31, 2017.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

20.	Share-based compensation (continued)

Total Share-based Compensation Expense

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	For the years ended December 31,
	2018	2017
Dividend yield	-	-
Risk-free interest rate	2.49%	2%-2.06%
Expected term (in years)	6.05	6-6.05
Volatility	75.15%	76.16%-76.74%

As of December 31, 2018, total unrecognized compensation cost related to unvested share-based compensation awards was $1,327,199. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 1.72 years.

In connection with the grant of stock options and RSAs to employees, the Company recorded stock-based compensation charges of $941,031 and $326,171 for the years ended December 31, 2018 and 2017, respectively. No options were granted to non-employees during the years ended December 31, 2018 and 2017.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

21.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2018 and 2017.

	For the years ended December 31,
	2018	2017
	$	$
Numerator:
Net income attributable to the Company	13,154,581	16,772,852

Denominator:
Weighted-average shares outstanding
- Basic	15,546,644	15,326,797
- Dilutive effects of equity incentive awards	59,533	108,574
- Diluted	15,606,177	15,435,371

Net income per share:
- Basic	0.85	1.09
- Diluted	0.84	1.09

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

823,848 shares underlying outstanding stock options with a total dilutive effect of 22,144 shares were included in the computation of diluted EPS for the year ended December 31, 2018. There were 200,000 warrants with a total dilutive effect of 25,254 shares included in the computation of diluted EPS for the year ended December 31, 2018. There were 106,312 forfeited options with a total dilutive effect of 12,135 shares included in the computation of diluted EPS for the year ended December 31, 2018.

915,042 shares underlying outstanding stock options with a total dilutive effect of 54,325 shares were included in the computation of diluted EPS for the year ended December 31, 2017. There were 200,000 warrants with a total dilutive effect of 53,846 shares included in the computation of diluted EPS for the year ended December 31, 2017. There were 7,064 forfeited options with a total dilutive effect of 403 shares included in the computation of diluted EPS for the year ended December 31, 2017.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

22.	Non-controlling interest

As of December 31, 2018, GZ Highpower was deconsolidated (See Note 13).

For the year ended December 31, 2017, non-controlling interest related to GZ Highpower in the consolidated statements of operations was gain of $441,044.

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

The total contributions made, which were expensed as incurred, were $3,097,926 and $2,752,901 for the years ended December 31, 2018 and 2017, respectively.

24.	Commitments and contingencies

Operating leases commitments

The Company leases factory and office premises under various non-cancelable operating lease agreements that expire at various dates through years 2019 to 2022 with an option to renew the lease. All leases are on a fixed payment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of December 31, 2018 are as follows:

For the years ending December 31,	$
2019	2,288,437
2020	1,790,861
2021	1,621,298
2022	668,792
6,369,388

Rent expenses for the years ended December 31, 2018 and 2017 were $2,908,175 and $2,540,031, respectively.

Capital commitment

The Company has entered into agreements with an independent third party for construction of a plant and two dormitories. As of December 31, 2018, the Company had non-cancellable construction commitment of $10,971,456.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	For the years ended December 31,
	2018	2017
	$	$
Net sales
Lithium Business	219,964,972	161,660,771
Ni-MH Batteries and Accessories	73,966,989	53,492,309
New Materials	-	29,013,232
Total	293,931,961	244,166,312

Cost of Sales
Lithium Business	176,414,365	129,295,264
Ni-MH Batteries and Accessories	60,642,360	41,834,267
New Materials	-	25,662,913
Total	237,056,725	196,792,444

Gross Profit
Lithium Business	43,550,607	32,365,507
Ni-MH Batteries and Accessories	13,324,629	11,658,042
New Materials	-	3,350,319
Total	56,875,236	47,373,868

	December 31, 2018	December 31, 2017
	$	$
Total Assets
Lithium Business	231,795,621	171,881,450
Ni-MH Batteries and Accessories	56,260,478	48,383,088
Total	288,056,099	220,264,538

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

25.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the locations of the Company’s customers is set out as follows:

	For the years ended December 31,
	2018	2017
	$	$
Net sales
China mainland	142,429,214	139,096,630
Asia, others	119,255,566	81,060,414
Europe	24,482,803	18,684,852
North America	7,385,580	4,769,797
Others	378,798	554,619
	293,931,961	244,166,312

	December 31,	December 31,
	2018	2017
	$	$
Accounts receivable
China mainland	38,048,651	37,636,478
Asia, others	33,237,051	15,294,527
Europe	5,413,343	5,189,859
North America	566,769	94,585
Others	14,003	37,550
	77,279,817	58,252,999

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

26.	Related party balances and transactions

Related party balances

	December 31,	December 31,
	2018	2017
	$	$
Accounts receivable	476,093	632,704
Other receivable- GZ Highpower	1,570	533,134
Amount due from a related party- GZ Highpower	477,663	1,165,838

Other payable-investment (1)	408,867	-
Loan from Mr. Dang Yu Pan (2)	5,707,984	-
Amount due to related parties	6,116,851	-

(1) The Company signed an investment agreement with an aggregate amount of RMB4.9 million (approximately $0.7 million) in investing for 49% of the equity interest of V-power which was set up on March 1, 2018. On April 28, 2018, the Company injected RMB2.1 million (approximately $0.3 million) to V-power, and the unpaid amount was recorded as amount due to a related party. (See Note 13)

(2) The Company entered into a loan agreement with a maximum amount of RMB60 million (approximately $8.8 million) with Mr. Dang Yu Pan on July 20, 2018. For the year ended December 31, 2018, the Company withdrew an aggregate amount of RMB39.45 million (approximately $5.9 million) and repaid an aggregate amount of RMB1.3 million (approximately $0.2 million). The interest rate is 5.65% per annum. The Company accrued interest expense $141,577 for the year ended December 31, 2018.

Related party transaction

The details of the transactions with GZ Highpower were as follows:

	For the year ended December 31,
	2018	2017
	$	$
Sales	1,590,329	30,601
Purchase		6,111
Payment on behalf of GZ Highpower	1,621	-
Repayment of other receivable from GZ Highpower	522,890	-
Repayment of the entrusted loan from GZ Highpower	-	6,035,600

The detail of the transactions with V-Power was as follows:

	For the year ended December 31,
	2018	2017
	$	$
Investment:
Payment of investment	316,484	-

The details of the transactions with Yipeng were as follows:

Period from January 1, 2017 to July 27, 2017
$
Income:
Sales	2,188,957
Rental income	26,895

Expenses:
Equipment rental fee	386,341

27.	Subsequent event

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

