Form 10-Q
period 2019-03-31
Highpower International, Inc.
filed 2019-05-13
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	HPJ	Nasdaq Stock Market LLC (Nasdaq Global Market)
Preferred Stock Purchase Rights	HPJ	Nasdaq Stock Market LLC (Nasdaq Global Market)

The registrant had 15,567,953 shares of common stock, par value $0.0001 per share, outstanding as of May 13, 2019.

HIGHPOWER INTERNATIONAL, INC.

FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED March 31, 2019

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2019	2018
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	24,167,300	24,916,484
Restricted cash	39,562,823	44,495,633
Accounts receivable, net	59,037,769	77,279,817
Amount due from a related party	61,131	477,663
Notes receivable	4,375,399	256,712
Advances to suppliers	926,624	2,292,843
Prepayments and other receivables	8,282,896	10,457,789
Inventories	58,456,282	54,790,461

Total Current Assets	194,870,224	214,967,402

Property, plant and equipment, net	68,148,472	56,523,177
Long-term prepayments	1,949,214	2,617,419
Land use right, net	2,476,691	2,445,751
Other assets	635,015	643,128
Deferred tax assets, net	983,879	865,370
Long-term investments	9,768,087	9,993,852
Right-of-use assets	5,272,558	-

TOTAL ASSETS	284,104,140	288,056,099

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	68,943,619	66,486,690
Deferred government grants	473,111	464,206
Short-term loans	17,749,981	24,856,744
Non-financial institution borrowing	-	8,761,426
Notes payable	75,053,041	73,607,284
Foreign exchange derivative liabilities	2,240	521,509
Amount due to related parties	9,011,760	6,116,851
Other payables and accrued liabilities	23,733,687	25,860,703
Income taxes payable	4,246,421	4,124,719
Lease liabilities, current	1,866,177	-

Total Current Liabilities	201,080,037	210,800,132

Lease liabilities, non current	3,550,051	-

TOTAL LIABILITIES	204,630,088	210,800,132

COMMITMENTS AND CONTINGENCIES	-	-

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2019	2018
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,567,953 shares issued and outstanding at March 31, 2019 and 15,559,658 at December 31, 2018, respectively)	1,557	1,556
Additional paid-in capital	14,067,883	13,863,282
Statutory and other reserves	8,012,052	8,012,052
Retained earnings	56,481,633	56,173,912
Accumulated other comprehensive income (loss)	910,927	(794,835)

TOTAL EQUITY	79,474,052	77,255,967

TOTAL LIABILITIES AND EQUITY	284,104,140	288,056,099

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
Net sales	58,113,480	49,783,453
Cost of sales	(45,452,951)	(42,217,126)
Gross profit	12,660,529	7,566,327

Research and development expenses	(2,986,709)	(2,561,837)
Selling and distribution expenses	(2,792,862)	(1,975,096)
General and administrative expenses	(4,823,489)	(4,114,810)
Foreign currency transaction loss	(1,250,895)	(1,014,693)
Total operating expenses	(11,853,955)	(9,666,436)

Income (loss) from operations	806,574	(2,100,109)

Changes in fair value of foreign exchange derivatives	387,100	703,715
Government grants	221,435	329,820
Other income	66,698	23,561
Equity in (loss) earnings of investee	(418,204)	156,250
Interest expenses	(470,423)	(241,852)
Income (loss) before income taxes	593,180	(1,128,615)

Income taxes (expense) benefit	(285,459)	9,679
Net income (loss)	307,721	(1,118,936)

Comprehensive income
Net income (loss)	307,721	(1,118,936)
Foreign currency translation gain	1,705,762	2,836,556
Comprehensive income	2,013,483	1,717,620

Earnings (loss) per share of common stock attributable to the Company
- Basic	0.02	(0.07)
- Diluted	0.02	(0.07)

Weighted average number of common stock outstanding
- Basic	15,566,478	15,509,658
- Diluted	15,604,907	15,509,658

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income (loss)	307,721	(1,118,936)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,729,440	1,475,228
Bad debt expense	89,427	18,524
Loss on disposal of property, plant and equipment	-	21,805
Deferred taxes	(102,366)	(356,616)
Changes in fair value of foreign exchange derivatives	(387,100)	(414,042)
Equity in loss (earnings) of investee	418,204	(156,250)
Share based compensation	204,602	241,421
Changes in operating assets and liabilities:
Accounts receivable	18,954,393	3,713,692
Notes receivable	(4,120,877)	2,622,925
Advances to suppliers	1,412,642	(236,789)
Prepayments and other receivables	2,379,960	(601,315)
Amount due from a related party	426,432	285,657
Amount due to related parties	113,794	-
Inventories	(2,626,489)	(10,779,233)
Accounts payable	(6,016,313)	(1,377,447)
Deferred government grants	-	475,783
Other payables and accrued liabilities	(2,287,547)	665,379
Income taxes payable	57,542	19,371
Net cash flows provided by (used in) operating activities	10,553,465	(5,500,843)

Cash flows from investing activities
Acquisitions of plant and equipment	(4,336,823)	(1,553,979)
Payment for long-term investment	(313,073)	(317,188)
Net cash flows used in investing activities	(4,649,896)	(1,871,167)

Cash flows from financing activities
Proceeds from short-term bank loans	5,963,296	14,427,164
Repayments of short-term bank loans	(13,560,014)	-
Proceeds from a related party	2,981,648	-
Repayments of non-financial institution borrowing	(8,944,944)	-
Proceeds from notes payable	30,205,286	28,429,600
Repayments of notes payable	(30,171,519)	(26,488,407)
Payment of derivative instruments	(143,089)	-
Net cash flows (used in) provided by financing activities	(13,669,336)	16,368,357
Effect of foreign currency translation on cash	2,083,773	2,046,039
Net (decrease) increase in cash and restricted cash	(5,681,994)	11,042,386
Cash and restricted cash- beginning of year	69,412,117	40,456,117
Cash and restricted cash- end of year	63,730,123	51,498,503

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	330,283	327,565
Interest expenses	863,923	114,588
Non-cash investing and financing activities:
Purchase of plant and equipment financed by accounts payable	7,203,680	-
Reconciliation of cash and restricted cash:
Cash	24,167,300	18,859,355
Restricted cash	39,562,823	32,639,148
Total cash and restricted cash shown in the condensed consolidated statements of cash flows	63,730,123	51,498,503

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(Stated in US Dollars)

	Common stock		Additional paid-in	Statutory and other	Retained	Accumulated other comprehensive
	Shares	Amount	capital	reserves	earnings	income	Total
		$	$	$	$	$	$
Balance, January 1, 2018	15,509,658	1,551	12,709,756	6,549,815	44,481,568	3,469,495	67,212,185
Foreign currency translation adjustments	-	-	-	-	-	2,836,556	2,836,556
Share-based compensation expenses	-	-	241,421	-	-	-	241,421
Net loss	-	-	-	-	(1,118,936)	-	(1,118,936)
Balance, March 31, 2018	15,509,658	1,551	12,951,177	6,549,815	43,362,632	6,306,051	69,171,226

Balance, January 1, 2019	15,559,658	1,556	13,863,282	8,012,052	56,173,912	(794,835)	77,255,967
Exercise of the warrants	8,295	1	(1)	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	1,705,762	1,705,762
Share-based compensation expenses	-	-	204,602	-	-	-	204,602
Net income	-	-	-	-	307,721	-	307,721
Balance, March 31, 2019	15,567,953	1,557	14,067,883	8,012,052	56,481,633	910,927	79,474,052

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

2.	Summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of March 31, 2019, its consolidated results of operations for the three months ended March 31, 2019, cash flows for the three months ended March 31, 2019 and change in equity for the three months ended March 31, 2019, as applicable, have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019 or any future periods.

Concentrations of credit risk

One major customer accounted for 10.9% of the total sales for the three months ended March 31, 2019. There was no customer accounted for over 10% or more of the total sales during the three months ended March 31, 2018.

One supplier accounted for 12.2% and 21.2% of the total purchase amount during the three months ended March 31, 2019 and 2018, respectively.

One customer accounted for 12.6% of the accounts receivable as of March 31, 2019. No customer accounted for 10% or more of the accounts receivable as of December 31, 2018.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recently issued accounting standards

On February 25, 2017, the FASB issued ASU 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing its right to use the underlying asset for the lease term. We adopted this guidance in the first quarter of 2019 using the modified retrospective approach, electing the package of practical expedients, and the practical expedient to not separate lease and non-lease components for data center operating leases. We also elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. Adoption of the standard resulted in the recognition of $5.3 million of ROU assets and $5.4 million of lease liabilities on the consolidated balance sheet at adoption related to office space, data and fulfillment centers, and other corporate assets.

See Note 7 for disclosure required by ASC 842.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. Public business entities should apply the amendments in ASU 2018-02 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption of this guidance did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In March 2018, the FASB issued ASU No. 2018-05, Income Tax (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Act was signed into law. The adoption of this guidance did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

3.	Revenue Recognition

The Company follows the guidance under ASC 606 effective January 1, 2018. The following table disaggregates product sales by business segment and by geography, which provides information as to the major source of revenue. See Note 16 for additional description of the reportable business segments and the products being sold in each segment.

	Three months ended March 31, 2019
	Lithium Business	Ni-MH Batteries and Accessories	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Primary Geographic Markets
China Mainland	23,064,520	4,906,515	27,971,035
Asia, others	17,011,230	6,059,484	23,070,714
Europe	1,403,314	3,217,017	4,620,331
North America	1,251,103	1,066,423	2,317,526
Others	-	133,874	133,874
Total sales	42,730,167	15,383,313	58,113,480

The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations (i) contracts that have an original expected length of one year or less; and (ii) contracts where revenue is recognized as invoiced.

The Company does not have amounts of contract assets since revenue is recognized as control of goods is transferred. The contract liabilities consist of advance payments from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. All contract liabilities are expected to be recognized as revenue within one year and are included in other payables and accrued liabilities in the condensed consolidated balance sheets.

4.	Accounts receivable, net

	March 31,	December 31,
	2019	2018
	(Unaudited)
	$	$
Accounts receivable	59,189,232	77,340,837
Less: allowance for doubtful accounts	151,463	61,020
	59,037,769	77,279,817

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

5.	Inventories

	March 31,	December 31,
	2019	2018
	(Unaudited)
	$	$
Raw materials	28,701,009	25,952,099
Work in progress	9,377,147	10,192,772
Finished goods	20,141,273	18,348,119
Packing materials	31,193	14,394
Consumables	205,660	283,077
	58,456,282	54,790,461

6.	Property, plant and equipment, net

	March 31,	December 31,
	2019	2018
	(Unaudited)
	$	$
Cost
Construction in progress	11,339,810	6,991,889
Furniture, fixtures and office equipment	7,699,164	7,221,527
Leasehold improvement	7,258,819	7,090,162
Machinery and equipment	48,551,295	40,316,428
Motor vehicles	1,609,150	1,508,398
Buildings	19,534,641	19,166,951
	95,992,879	82,295,355
Less: accumulated depreciation	27,844,407	25,772,178
	68,148,472	56,523,177

The construction in process represented buildings and machines under construction or testing as of March 31, 2019 and December 31, 2018.

The Company recorded depreciation expenses of $1,700,934 and $1,445,700 for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, the Company deducted deferred government grants of $nil on the carrying amount of property, plant and equipment. During the year ended December 31, 2018, the Company deducted deferred government grants of $75,584 in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loans. The net carrying amounts of the buildings were $8,641,385 and $8,536,246 as of March 31, 2019 and December 31, 2018, respectively.

The buildings located in Shenzhen, Guangdong was pledged as collateral for bank loans. The net carrying amount of the buildings was $354,583 and $353,752 as of March 31, 2019 and December 31, 2018, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Leases

The Company has various non-cancelable lease agreements for certain of the warehouses and accommodations with original lease periods expiring between 2019 and 2022. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Certain of the arrangements have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. The Company recognizes rental expense on a straight-line basis over the lease term.

The following table provides a summary of leases by balance sheet location as of March 31, 2019:

	Balance Sheet Location	March 31, 2019
		(Unaudited)
		$
Assets
Operating	Right-of-use assets	5,272,558
Total leased assets		5,272,558

Liabilities
Operating - current	Lease liabilities, current	1,866,177
Operating - non current	Lease liabilities, non current	3,550,051
Total lease liabilities		5,416,228

The components of lease expense for the three months ended March 31, 2019 were as follows:

	Statement of Income Location	Three months ended March 31, 2019
		(Unaudited)
		$
Lease Costs
Operating lease expense	Cost of sales, Selling and distribution expenses, General and administrative expenses, Research and development expenses	757,707
Total net lease costs		757,707

Maturity of lease liabilities under the non-cancelable operating leases as of March 31, 2019 were as follows:

Operating
(Unaudited)
$
Remaining 2019	1,635,280
2020	1,888,266
2021	1,715,654
2022	745,078
Total lease payments	5,984,278
Less: interest	568,050
Present value of lease liabilities	5,416,228

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Leases (continued)

Future minimum rental payments under the non-cancelable operating leases as of December 31, 2018 were as follows:

Leases (1)
$
2019	2,288,437
2020	1,790,861
2021	1,621,298
2022	668,792
6,369,388

(1) Amounts are based on ASC 840, Leases that was superseded upon our adoption of ASC 842, Leases on January 1, 2019.

The following table provides a summary of the lease terms and discount rates for the three months ended March 31, 2019:

Three months ended March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	3.00 years

Weighted Average Discount Rate
Operating leases	6.18%

As most of the leases do not provide an implicit rate, the Company use the incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Supplemental information related to the leases for the three months ended March 31, 2019 is as follows:

Three months ended March 31, 2019
(Unaudited)
$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	626,145

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

8.	Long-term investments

	March 31, 2019		December 31, 2018
	(Unaudited)
	$	Interest %	$	Interest %
Equity method investments
-Ganzhou Highpower Technology Company Limited (“GZ Highpower”) (1)	7,490,318	31.294%	7,683,900	31.294%
-Shenzhen V-power Innovative Technology Co., Ltd (“V-power”) (2)	530,662	49.000%	595,730	49.000%
Cost method investment
-Huizhou Yipeng Energy Technology Co Ltd.	1,747,107	4.654%	1,714,222	4.654%
	9,768,087		9,993,852

(1) Investment in GZ Highpower

On December 21, 2017, after the completion of the capital increase to GZ Highpower by other shareholders, the Company lost the controlling power over GZ Highpower and deconsolidated GZ Highpower. Thereafter, the investment was recorded under the equity method.

The equity in loss of investee was $341,576 for the three months ended March 31, 2019. The equity in earnings of investee was $156,250 for the three months ended March 31, 2018.

(2) Investment in V-power

On February 28, 2018, the Company signed an investment agreement with a related company and a group of individuals (the “Founder Team”) with an aggregate amount of RMB4.9 million (approximately $0.7 million) for 49% of the equity interest of V-power, which was recorded under the equity method. In addition, the Company agreed to transfer the 15% of original equity interest of V-power to the Founder Team as compensation under voluntary assignment as any of the following requirements met: 1. annual sales revenue higher or equal to RMB30 million before the first capital increase of V-power; and 2. valuation of V-power higher or equal to RMB30 million before equity issuance. As of March 31, 2019, the Company injected RMB4.2 million (approximately $0.6 million) to V-power, and the unpaid amount was recorded as amount due to a related party (See Note 17).

The equity in loss of investee was $76,628 and $nil for the three months ended March 31, 2019 and 2018, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

9.	Taxation

Highpower and its direct and indirect wholly owned subsidiaries file tax returns separately.

1) VAT

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals ("taxpayers") that are engaged in the sale of products in the PRC are generally required to pay VAT, at a rate of which was changed from 17% to 16% on May 1, 2018 of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred. The Company’s PRC subsidiaries are subject to VAT on their revenues.

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

The Company evaluated the Global Intangible Low Taxed Income ("GILTI") inclusion on current earnings and profits of greater than 10% owned foreign controlled corporations. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The law also provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, which effectively reduces the 21% U.S. corporate tax rate on the foreign income to an effective rate of 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. In 2019, the Company recorded a GILTI inclusion of $7,830,673. However, the total tax of $245,585 is fully offset by the deemed paid foreign tax credit.

The Company completed quantification of the Tax Act impact. The final adjustment is not material.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

9.	Taxation (continued)

Hong Kong

HKHTC, which was incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

In accordance with the relevant tax laws and regulations of Hong Kong, a company registered in Hong Kong is subject to income taxes within Hong Kong at the applicable tax rate on taxable income. In March 2018, the Hong Kong Government introduced a two-tiered profit tax rate regime by enacting the Inland Revenue (Amendment) (No.3) Ordinance 2018 (the “Ordinance”). Under the two-tiered profits tax rate regime, the first $2 million of assessable profits of qualifying corporations is taxed at 8.25% and the remaining assessable profits at 16.5%. The Ordinance is effective from the year of assessment 2018-2019. According to the policy, if no election has been made, the whole of the taxpaying entity’s assessable profits will be chargeable to Profits Tax at the rate of 16.5% or 15%, as applicable. Because the preferential tax treatment is not elected by the Company, HKHTC is subject to income tax at a rate of 16.5%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income.

In China, the companies granted with National High-tech Enterprise (“NHTE”) status enjoy 15% income tax rate. This status needs to be renewed every three years. If these subsidiaries fail to renew NHTE status, they will be subject to income tax at a rate of 25% after the expiration of NHTE status. All the PRC subsidiaries received NHTE status and enjoy 15% income tax rate for calendar year 2019 and 2018.

The components of the income taxes expense (benefit) are:

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
Current	387,825	346,937
Deferred	(102,366)	(356,616)
Total income taxes expense (benefit)	285,459	(9,679)

The reconciliation of income taxes expenses (benefit) computed at the PRC statutory tax rate to income tax expense is as follows:

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
Income (loss) before tax	593,180	(1,128,615)

Provision for income taxes at PRC statutory income tax rate (25%)	148,295	(282,154)
Impact of different tax rates in other jurisdictions	118,621	58,660
Effect of PRC preferential tax rate	(190,307)	6,453
R&D expenses eligible for super deduction	(138,394)	-
Other non-deductible expenses	100,362	16,576
Change in valuation allowance of deferred tax assets	246,882	190,786
Effective enterprise income tax expense (benefit)	285,459	(9,679)

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

9.	Taxation (continued)

3) Deferred tax assets, net

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	March 31,	December 31,
	2019	2018
	(Unaudited)
	$	$
Tax loss carry-forward	1,408,109	1,096,956
Allowance for doubtful receivables	22,719	9,153
Impairment for inventory	382,398	382,375
Difference for sales cut-off	25,340	15,526
Deferred government grants	70,967	69,631
Property, plant and equipment subsidized by government grant	246,965	250,563
Impairment for property, plant and equipment	117,384	138,122
Total gross deferred tax assets	2,273,882	1,962,326
Valuation allowance	(1,290,003)	(1,096,956)
Total net deferred tax assets	983,879	865,370

As of March 31, 2019, the Company had net operating loss carry-forwards in Hong Kong of $7,818,199 without expiration and in the PRC of $787,374, which will expire in 2023.

The Company has deferred tax assets which consisted of tax loss carry-forwards and other items that can be carried forward to offset future taxable income. Management determined it is more likely than not that part of the deferred tax assets could not be utilized, so a valuation allowance was provided for as of March 31, 2019 and December 31, 2018. The net valuation allowance increased by $0.2 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively.

10.	Notes payable

Notes payable presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within one year. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $75,053,041 and $73,607,284 as of March 31, 2019 and December 31, 2018, respectively.

11.	Short-term loans

As of March 31, 2019, the bank borrowings were for working capital and capital expenditure purposes with maturity of one year and were secured by personal guarantees executed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, the land use right with a net carrying amount of $2,476,691 and the buildings with a net carrying amount of $8,995,968, respectively.

The loans were primarily obtained from three banks with interest rates ranging from 5.6160% to 6.5253% per annum and 5.2300% to 6.5253% per annum as of March 31, 2019 and December 31, 2018, respectively. The interest expenses were $344,983 and $111,713 for the three months ended March 31, 2019 and 2018, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

12.	Non-financial institution borrowing

For the three months ended March 31, 2019, the Company paid back $8,944,944 to the third party non-financial institution.

The interest expense of the above borrowing was $4,922 and $162,303 for the three months ended March 31, 2019 and 2018, respectively

13.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. As of March 31, 2019, the total and unused lines of credit were $109.6 million and $33.6 million, respectively, with maturity dates from May 2019 to October 2021. As of December 31, 2018, the total and unused lines of credit were $102.6 million and $23.8 million, respectively, with maturity dates from March 2019 to October 2021.

These lines of credit were guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan. The Company’s buildings and the land use right were pledged as collateral for these line of credit.

14.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net income (loss) attributable to the Company	307,721	(1,118,936)

Denominator:
Weighted-average shares outstanding
- Basic	15,566,478	15,509,658
- Dilutive effects of equity incentive awards	38,429	-
- Diluted	15,604,907	15,509,658

Net earnings (loss) per share:
- Basic	0.02	(0.07)
- Diluted	0.02	(0.07)

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

The total contributions made, which were expensed as incurred, were $983,374 and $653,957 for the three months ended March 31, 2019 and 2018, respectively.

16.	Segment information

The reportable segments are components of the Company that offer different products and are separately managed, with separate financial information available that is separately evaluated regularly by the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, in determining the performance of the business. The Company categorizes its business into two reportable segments, namely (i) Lithium Business and (ii) Ni-MH Batteries and Accessories.

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
Net sales
Lithium Business	42,730,167	36,596,655
Ni-MH Batteries and Accessories	15,383,313	13,186,798
Total	58,113,480	49,783,453

Cost of Sales
Lithium Business	33,628,468	30,791,339
Ni-MH Batteries and Accessories	11,824,483	11,425,787
Total	45,452,951	42,217,126

Gross Profit
Lithium Business	9,101,699	5,805,316
Ni-MH Batteries and Accessories	3,558,830	1,761,011
Total	12,660,529	7,566,327

	March 31,	December 31,
	2019	2018
	(Unaudited)
	$	$
Total Assets
Lithium Business	221,165,885	231,795,621
Ni-MH Batteries and Accessories	62,938,255	56,260,478
Total	284,104,140	288,056,099

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

16.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the locations of the Company’s customers is set out as follows:

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
Net sales
China Mainland	27,971,035	28,305,763
Asia, others	23,070,714	15,754,396
Europe	4,620,331	4,537,903
North America	2,317,526	1,164,831
Others	133,874	20,560
	58,113,480	49,783,453

	March 31,	December 31,
	2019	2018
	(Unaudited)
	$	$
Accounts receivable
China Mainland	37,572,057	38,048,651
Asia, others	17,487,874	33,237,051
Europe	3,244,105	5,413,343
North America	696,234	566,769
Others	37,499	14,003
	59,037,769	77,279,817

17.	Related party balance and transaction

Related party balance

	March 31	December 31,
	2019	2018
	(Unaudited)
	$	$
Accounts receivable	-	476,093
Other receivable	61,131	1,570
Amount due from a related party- GZ Highpower	61,131	477,663

Other payable-investment (1)	104,178	408,867
Loan from Mr. Dang Yu Pan (2)	8,907,582	5,707,984
Amount due to related parties	9,011,760	6,116,851

(1)	The Company signed an investment agreement with an aggregate amount of RMB4.9 million (approximately $0.7 million) in investing for 49% of the equity interest of V-power which was set up on March 1, 2018. On April 28, 2018, the Company injected RMB2.1 million (approximately $0.3 million) to V-power. On January 14, 2019, the Company injected RMB2.1 million (approximately $0.3 million) to V-power and the unpaid amount was recorded as amount due to a related party. (See Note 8)

(2)	The Company entered into a loan agreement with a maximum amount of RMB60 million (approximately $8.9 million) with Mr. Dang Yu Pan on July 20, 2018. As of March 31, 2019, the Company withdrew an aggregate amount of RMB58.2 million (approximately $8.7 million). The interest rate is 5.65% per annum. The Company accrued interest expense $113,795 for the three months ended March 31, 2019.

 HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

17.	Related party balance and transaction (continued)

Related party transaction

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
GZ Highpower
Sales	200,733	225,787

V-Power
Payment of investment	313,073	-

Dang Yu Pan
Loan from Dang Yu Pan	2,981,648	-
Interest expense	113,795

18.	Subsequent event

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and no other subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with SEC on March 28, 2019 (the “Annual Report”).

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

Overview

Net sales increased by $8.3 million, or 16.7%, during the first quarter of 2019 compared to the same quarter in 2018. The main driver was our lithium business, including high-end consumer products, industrial applications and increased demand for artificial intelligence products.

Lithium business net sales increased by $6.1 million, or 16.8%, during the first quarter of 2019 compared to the same quarter in 2018.

Ni-MH batteries and accessories net sales increased by $2.2 million, or 16.7%, during the first quarter of 2019 compared to the same quarter in 2018.

Gross profit during the first quarter of 2019 was $12.7 million, or 21.8% of net sales, compared to $7.6 million, or 15.2% of net sales, for the comparable period in 2018.

For 2019, we will continue to drive business growth and seek to continuously improve our labor efficiency.

Critical Accounting Policies

See Note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three months ended March 31, 2019 and 2018, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share
Amounts)	Three months ended March 31,
	2019		2018		Increased (decreased) %
	(Unaudited)		(Unaudited)
Net Sales	58,113	100.0%	49,783	100.0%	16.7%
Cost of Sales	(45,452)	(78.2%)	(42,217)	(84.8%)	7.7%
Gross profit	12,661	21.8%	7,566	15.2%	67.3%

Research and development expenses	(2,987)	(5.1%)	(2,562)	(5.1%)	16.6%
Selling and distribution expenses	(2,793)	(4.8%)	(1,975)	(4.0%)	41.4%
General and administrative expenses	(4,823)	(8.3%)	(4,115)	(8.3%)	17.2%
Foreign currency transaction loss	(1,251)	(2.2%)	(1,015)	(2.0%)	23.3%
Income (loss) from operations	807	1.4%	(2,101)	(4.2%)	138.4%

Changes in fair value of foreign exchange derivatives	386	0.7%	704	1.4%	(45.0%)
Government grants	221	0.4%	330	0.7%	(32.9%)
Other income	67	0.1%	24	0.0%	183.1%
Equity in (loss) earnings of investee	(418)	(0.7%)	156	0.3%	(367.7%)
Interest expenses	(470)	(0.8%)	(242)	(0.5%)	94.5%
Income (loss) before income taxes	593	1.0%	(1,129)	(2.3%)	152.6%

Income taxes (expense) benefit	(285)	(0.5%)	10	0.0%	(3,049.3%)
Net income (loss)	308	0.5%	(1,119)	(2.2%)	127.5%

Diluted earnings (loss) per common stock attributable to the Company	0.02		(0.07)

Net sales

Net sales for the three months ended March 31, 2019 were $58.1 million compared to $49.8 million for the comparable period in 2018, an increase of $8.3 million, or 16.7%. Net sales of Lithium business increased by $6.1 million, or 16.8%, during the three months ended March 31, 2019, compared to the comparable period in 2018. Ni-MH batteries and accessories net sales increased by $2.2 million, or 16.7%, during the three months ended March 31, 2019, compared to the comparable period in 2018. The increase in net sales was mainly due to the optimization of our sales structure.

Gross profit

Gross profit for the three months ended March 31, 2019 was $12.7 million, or 21.8% of net sales, compared to $7.6 million, or 15.2% of net sales, for the comparable period in 2018. This increase was attributed to the product mix and improvement in our labor efficiency.

Research and development expenses

Research and development expenses were $3.0 million, or 5.1% of net sales, for the three months ended March 31, 2019, compared to $2.6 million, or 5.1% of net sales, for the comparable period in 2018. The Company will continue to invest on R&D activities in the future.

Selling and distribution expenses

Selling and distribution expenses were $2.8 million, or 4.8% of net sales, for the three months ended March 31, 2019, compared to $2.0 million, or 4.0% of net sales, for the comparable period in 2018. The increase of expenses was mainly driven by expanded business scale, including marketing expenses for more brand customers.

General and administrative expenses

General and administrative expenses were $4.8 million, or 8.3% of net sales, for the three months ended March 31, 2019, compared to $4.1 million, or 8.3% of net sales, for the comparable period in 2018.

Foreign currency transaction loss

We experienced a loss of $1.3 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively, on the exchange rate difference between the US$ and the RMB. The loss in exchange rate difference was due to the influence of the RMB relative to the US$ over the respective periods.

Changes in fair value of foreign exchange derivatives

We experienced a gain on derivative instruments of $0.4 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

Government grants

Government grants were $0.2 million for the three months ended March 31, 2019, compared to $0.3 million for the comparable period in 2018.

Other income

Other income was $66,698 for the three months ended March 31, 2019, compared to other income was $23,561 for the comparable period in 2018.

Equity in (loss) earnings of investees

Equity in loss of investees were $418,204 for the three months ended March 31, 2019, compared to equity in earnings of investee $156,250 for the comparable period in 2018.

Interest expenses

Interest expenses were $470,423 for the three months ended March 31, 2019, compared to interest expenses of $241,852 for the comparable period in 2018.

Income taxes (expense) benefit

Income taxes expense was $285,459 for the three months ended March 31, 2019, compared to income taxes benefit of $9,679 for comparable period in 2018.

Net income (loss)

Net income attributable to the Company for the three months ended March 31, 2019 was $0.3 million. Net loss attributable to the Company of $1.1 million for the comparable period in 2018, increased by $1.4 million, or 127.5%.

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

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
Net income (loss) attributable to the Company	307,721	(1,118,936)

Interest expenses	470,423	241,852
Income taxes expenses (benefit)	285,459	(9,679)
Depreciation and Amortization	1,729,440	1,475,228

EBITDA	2,793,043	588,465

Liquidity and Capital Resources

We had cash of approximately $24.2 million as of March 31, 2019, compared to $24.9 million as of December 31, 2018.

To provide liquidity and flexibility in funding our operations, we borrow funds under bank facilities and other external sources of financing. As of March 31, 2019, we had lines of credit with seven financial institutions aggregating $109.6 million. The maturities of these facilities vary from May 2019 to October 2021. The facilities are subject to regular review and approval. Certain of these bank facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the bank facilities. As of March 31, 2019, we had utilized approximately $76.0 million under such general credit facilities and had available unused credit facilities of $33.6 million.

Net cash provided by operating activities was approximately $10.6 million for the three months ended March 31, 2019, compared to net cash used in operating activities of $5.5 million for the comparable period in 2018. The net cash increase of $16.1 million provided by operating activities is primarily due to an increase of $15.2 million in cash inflow from accounts receivable, a decrease of $8.2 million in cash outflow from inventories and an increase of $6.7 million in cash outflow from notes receivable.

Net cash used in investing activities was $4.6 million for the three months ended March 31, 2019, compared to net cash used in investing activities of $1.9 million for the comparable period in 2018. The net cash increase of $2.7 million used in investing activities is primarily due to an increase of $2.8 million in cash outflow from acquisitions of plant and equipment.

Net cash used in financing activities was $13.7 million for the three months ended March 31, 2019, compared to net cash provided by financing activities of $16.4 million for the comparable period in 2018. The net cash increase of $30.1 million in net cash used in financing activities was primarily attributable to an increase of $13.6 million in cash outflow from repayments of short-term bank loans, a decrease of $8.5 million in cash inflow from proceeds from short-term bank loans and an increase of $8.9 million in cash outflow from repayments of non-financial institution borrowing.

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

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. We are currently not a party to any material legal proceedings

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 28, 2019 and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Working Capital Loan Contract between SZ Highpower and Bank of China, Buji Sub-branch

On January 9, 2019, SZ Highpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB40,000,000 ($5,953,001) to be used by SZ Highpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Highpower must withdraw the facility within 30 days from January 10, 2019, after which time the bank may cancel all or part of the facility. The interest rate will equal the one year benchmarked by interbank rates, plus 1.345%. The loan is guaranteed by SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate properties and land use rights in Huizhou also serve as collateral for the loan. The balance of loan was $4,464,751 as of March 31, 2019.

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

Comprehensive Credit Line Contract between SZ Springpower and Bank of Beijing Co., Ltd. Shenzhen Branch

On January 22, 2019, SZ Springpower entered into a comprehensive credit line contract with the Bank of Beijing Co., Ltd. Shenzhen Branch, which provides for a revolving line of credit of up to RMB50,000,000 ($7,441,251). SZ Springpower may withdraw the loan, from time to time as needed, on or before January 21, 2020. The loan is guaranteed by SZ Highpower, ICON, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The used facility was $3,159,555 as of March 31, 2019.

The following constitute events of default under the loan contracts: SZ Springpower fails to use the credit limit as per the agreements in this contract or specific business contracts, or fails to pay interest, principal or other funds payable on time in full amount, or fails to timely pay fully on time, causing that Bank of Beijing pays in advance; SZ Springpower fails to (or affirmatively shows or shows that it won’t with behavior) totally and duly perform the commitments, guarantee, obligations or responsibilities under this contract or specific business contracts; the guarantor fails to totally and duly perform the commitments, guarantee, obligations or responsibilities under this contract or specific business contracts, or has other default event under the guarantee document, or the collateral / pledge (if any) is damaged, lost, the ownership is shifted, closed/ frozen / detained or compulsorily executed, or the guarantee document or any guarantee right of Bank of Beijing is regarded as invalid, revoked or dissolved without the written consent of Bank of Beijing; any significant credit finance, guarantee, compensation or other repayment liability of the credit grantee can’t be performed when mature; or the operation license of the main business or significant business is suspended or canceled, or business suspension and rectification / takeover / dissolution / declaration of bankruptcy, etc. are entered; the financial or operational status of the credit grantee has significant and adverse change, or has bad credit record, or involves in the dispute or administrative punishment, etc. that has significant adverse influence on its repayment ability or the performance of this contract and specific business contracts, or has other situation that has serious adverse influence on the creditor’s right or guarantee right of Bank of Beijing.

Upon the occurrence of an event of default, the bank may: adjust the maximum amount of the line of credit and/or cancel the comprehensive contract, terminate the unused portion of the credit line.

Basic Credit Line Contract Between SZ Springpower and Industrial Bank Co., Ltd., Shenzhen Longgang Branch

Basic Credit Line Contract Between HZ HTC and Industrial Bank Co., Ltd., Shenzhen Longgang Branch

On March 19, 2019, each of SZ Springpower and HZ HTC entered into a basic credit line contract with Industrial Bank Co., Ltd., Shenzhen Longgang Branch. SZ Springpower’s loan agreement provides for a revolving line of credit of up to RMB40,000,000 ($5,953,001) and HZ HTC’s loan agreement provides for a revolving line of credit of up to RMB20,000,000 ($2,976,501). Each Company may withdraw the loan from time to time as needed on or before March 19, 2019. SZ Springpower’s loan is guaranteed by SZ Highpower, HZ HTC, ICON and our Chief Executive Officer, Dang Yu Pan. HZ HTC’s loan is guaranteed by SZ Highpower, SZ Springpower, ICON and our Chief Executive Officer, Dang Yu Pan. The used facility of SZ Springpower and HZ HTC was $4,991,324 and $nil as of March 31, 2019.

The following constitute events of default under the loan contract: any information provided by or representation or warranty made by the borrower proves to have been untrue, inaccurate, incomplete or misleading; a deterioration or obvious weakening of the borrower’s credit standing or ability to repay the loan; a cross default under certain agreements involving the borrower or a guarantor, or their affiliated related parties; the borrower’s violation of any obligations in an affiliated specific credit line contract; the borrower’s failure to timely repay the principal, interest and fees under the contract and any specific contract; the borrower’s suspension of payment, or failure or indication that it is unable to repay, the debt due; the borrower’s termination of its business, liquidation, bankruptcy, dissolution, or revocation or cancellation of it business permit; the borrower’s involvement in a major business dispute or deteriorated financial situation; or the emergence of any other situation that endanger, damage, or may endanger, damage the bank’s rights and benefits.

Upon the occurrence of an event of default, the bank may: temporarily suspend or permanently terminate the borrower’s credit limit in whole or in part; announce the immediate expiration of all or part of the debts under the contract; terminate the contract and declare all amounts outstanding under the contract immediately due and payable; request overdue interest from the borrower caused by the default; request penalty interest; or request compensation in full from the borrower for the breach.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Working Capital Loan Contract dated January 9, 2019, between Shenzhen Highpower Technology Co., Ltd. and Bank of China, Buji Sub-branch, (translated to English).

10.2	Comprehensive Credit Line Contract dated January 22, 2019, between Springpower Technology (Shenzhen) Company Limited and Bank of Beijing Co., Ltd. Shenzhen Branch (translated to English).

10.2(a)	Maximum Warranty Contract dated January 22, 2019, between Icon Energy System (Shenzhen) Company Limited and Bank of Beijing Co., Ltd. Shenzhen Branch (translated to English).

10.2(b)	Maximum Warranty Contract dated January 22, 2019, between Huizhou Highpower Technology Co., Ltd. and Bank of Beijing Co., Ltd. Shenzhen Branch (translated to English).

10.2(c)	Maximum Warranty Contract dated January 22, 2019, between Shenzhen Highpower Technology Co., Ltd. and Bank of Beijing Co., Ltd. Shenzhen Branch (translated to English).

10.2(d)	Maximum Warranty Contract dated January 22, 2019, between Dang Yu Pan and Bank of Beijing Co., Ltd. Shenzhen Branch (translated to English).

10.3	Basic Credit Line Contract dated March 19, 2019, between Springpower Technology (Shenzhen) Company Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.3(a)	Maximum Amount Guaranty Contract dated March 19, 2019, between Icon Energy System (Shenzhen) Company Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.3(b)	Maximum Amount Guaranty Contract dated March 19, 2019, between Huizhou Highpower Technology Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.3(c)	Maximum Amount Guaranty Contract dated March 19, 2019, between Shenzhen Highpower Technology Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.3(d)	Maximum Amount Guaranty Contract dated March 19, 2019, between Dang Yu Pan and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.4	Basic Credit Line Contract dated March 19, 2019, between Huizhou Highpower Technology Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.4(a)	Maximum Amount Guaranty Contract dated March 19, 2019, between Icon Energy System (Shenzhen) Company Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.4(b)	Maximum Amount Guaranty Contract dated March 19, 2019, between Springpower Technology (Shenzhen) Company Limited and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.4(c)	Maximum Amount Guaranty Contract dated March 19, 2019, between Shenzhen Highpower Technology Co., Ltd. and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

10.4(d)	Maximum Amount Guaranty Contract dated March 19, 2019, between Dang Yu Pan and Industrial Bank Co., Ltd., Shenzhen Longgang Branch (translated to English).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: May 13, 2019		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Sunny Pan
	By:	Sunny Pan
	Its:	Chief Financial Officer (principal financial and accounting officer)

