Form 10-Q
period 2019-06-30
Highpower International, Inc.
filed 2019-08-13
CIK 1368308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

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

The registrant had 15,690,533 shares of common stock, par value $0.0001 per share, outstanding as of August 13, 2019.

HIGHPOWER INTERNATIONAL, INC.

FORM10-Q

 FOR THE QUARTERLY PERIOD ENDED June 30, 2019

Item 1. Consolidated Financial Statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash	18,092,242	24,916,484
Restricted cash	29,154,304	44,495,633
Accounts receivable, net	68,999,026	77,279,817
Amount due from a related party	146,119	477,663
Notes receivable	3,664,108	256,712
Advances to suppliers	463,891	2,292,843
Prepayments and other receivables	6,419,803	10,457,789
Inventories	51,980,426	54,790,461
Total Current Assets	178,919,919	214,967,402

Property, plant and equipment, net	65,089,990	56,523,177
Long-term prepayments	2,373,543	2,617,419
Land use right, net	2,406,173	2,445,751
Other assets	770,717	643,128
Deferred tax assets, net	935,443	865,370
Long-term investments	8,387,618	9,993,852
Right-of-use assets	10,213,704	-

TOTAL ASSETS	269,097,107	288,056,099

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	64,413,566	66,486,690
Deferred government grants	680,915	464,206
Short-term loans	24,662,933	24,856,744
Non-financial institution borrowing	-	8,761,426
Notes payable	60,168,272	73,607,284
Foreign exchange derivative liabilities	932,378	521,509
Amount due to related parties	101,869	6,116,851
Other payables and accrued liabilities	21,818,077	25,860,703
Income taxes payable	3,394,112	4,124,719
Lease liabilities, current	2,334,110	-
Total Current Liabilities	178,506,232	210,800,132

Long-term payable	359,033	-
Lease liabilities, non current	8,040,487	-

TOTAL LIABILITIES	186,905,752	210,800,132

COMMITMENTS AND CONTINGENCIES	-	-

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
EQUITY
Stockholders’ equity
Preferred stock
(Par value: $0.0001, Authorized: 10,000,000 shares, Issued and outstanding: none)	-	-
Common stock
(Par value: $0.0001, Authorized: 100,000,000 shares, 15,567,953 shares issued and outstanding at June 30, 2019 and 15,559,658 at December 31, 2018, respectively)	1,557	1,556
Additional paid-in capital	14,257,469	13,863,282
Statutory and other reserves	8,012,052	8,012,052
Retained earnings	61,169,856	56,173,912
Accumulated other comprehensive loss	(1,249,579)	(794,835)

TOTAL EQUITY	82,191,355	77,255,967

TOTAL LIABILITIES AND EQUITY	269,097,107	288,056,099

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	75,807,093	64,923,960	133,920,573	114,707,413
Cost of sales	(57,436,018)	(53,614,034)	(102,888,969)	(95,831,160)
Gross profit	18,371,075	11,309,926	31,031,604	18,876,253

Research and development expenses	(4,380,399)	(3,592,760)	(7,367,108)	(6,154,597)
Selling and distribution expenses	(3,279,570)	(2,121,650)	(6,072,432)	(4,096,746)
General and administrative expenses	(5,027,418)	(3,910,188)	(9,850,907)	(8,024,998)
Foreign currency transaction gain (loss)	1,213,623	1,670,932	(37,272)	656,239
Total operating expenses	(11,473,764)	(7,953,666)	(23,327,719)	(17,620,102)

Income from operations	6,897,311	3,356,260	7,703,885	1,256,151

Changes in fair value of foreign exchange derivatives	(996,012)	(1,125,140)	(608,912)	(421,425)
Government grants	729,204	988,679	950,639	1,318,499
Other income	15,550	56,581	82,248	80,142
Equity in (loss) earnings of investees	(1,177,639)	160,070	(1,595,843)	316,320
Interest expenses, net	(38,675)	(312,814)	(509,098)	(554,666)
Income before taxes	5,429,739	3,123,636	6,022,919	1,995,021

Income taxes expenses	(741,516)	(409,321)	(1,026,975)	(399,642)
Net income	4,688,223	2,714,315	4,995,944	1,595,379

Comprehensive income
Net income	4,688,223	2,714,315	4,995,944	1,595,379
Foreign currency translation loss	(2,160,506)	(4,168,216)	(454,744)	(1,331,660)
Comprehensive income (loss)	2,527,717	(1,453,901)	4,541,200	263,719

Earnings per share of common stock
- Basic	0.30	0.17	0.32	0.10
- Diluted	0.30	0.17	0.32	0.10

Weighted average number of common stock outstanding
- Basic	15,567,953	15,556,361	15,567,220	15,533,139
- Diluted	15,626,265	15,629,413	15,615,590	15,619,771

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	4,995,944	1,595,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,616,314	3,003,872
Bad debt expense	93,576	(472,799)
Loss on disposal of property, plant and equipment	94,147	159,458
Impairment of plant and equipment	75,783	-
Deferred taxes	(73,794)	(498,878)
Changes in fair value of foreign exchange derivatives	608,912	955,790
Equity in loss (earnings) of investees	1,595,843	(316,320)
Share based compensation	394,188	488,117
Changes in operating assets and liabilities:
Accounts receivable	8,198,062	(3,877,577)
Notes receivable	(3,459,522)	986,591
Advances to suppliers	1,848,529	(2,154,883)
Prepayments and other receivables	4,064,320	(4,921,059)
Amount due from a related party	334,879	740,408
Amount due to related parties	(138,767)	-
Inventories	2,668,278	(27,915,901)
Accounts payable	(7,588,132)	21,683,401
Deferred government grants	221,572	469,895
Other payables and accrued liabilities	(3,379,969)	3,578,815
Income taxes payable	(727,876)	(1,140,753)
Net cash flows provided by (used in) operating activities	13,442,287	(7,636,444)

Cash flows from investing activities
Acquisitions of plant and equipment	(6,700,225)	(5,681,723)
Payment for long-term investment	(310,201)	(328,927)
Net cash flows used in investing activities	(7,010,426)	(6,010,650)

Cash flows from financing activities
Proceeds from short-term bank loans	14,771,485	15,664,587
Repayments of short-term bank loans	(14,882,292)	-
Proceeds from a related party	2,954,297	-
Repayment of loan from a related party	(8,589,619)	-
Repayments of non-financial institution borrowing	(8,862,891)	(1,566,318)
Proceeds from notes payable	58,314,662	53,584,205
Repayments of notes payable	(71,701,335)	(55,920,682)
Payment of derivative instruments	(190,062)	-
Net cash flows (used in) provided by financing activities	(28,185,755)	11,761,792
Effect of foreign currency translation on cash	(411,677)	(1,130,850)
Net decrease in cash and restricted cash	(22,165,571)	(3,016,152)
Cash and restricted cash- beginning of year	69,412,117	40,456,117
Cash and restricted cash- end of year	47,246,546	37,439,965

Supplemental disclosures for cash flow information:
Cash paid for:
Income taxes	1,960,545	2,039,273
Interest expenses	1,394,561	1,002,653
Non-cash investing and financing activities:
Shares issued for legal case settlement	-	212,500
Purchase of plant and equipment financed by accounts payable	5,715,931	-
Reconciliation of cash and restricted cash:
Cash	18,092,242	7,280,576
Restricted cash	29,154,304	30,159,389
Total cash and restricted cash shown in the condensed consolidated statements of cash flows	47,246,546	37,439,965

See notes to condensed consolidated financial statements

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(Stated in US Dollars)

						Accumulated
			Additional	Statutory		other
	Common stock		paid-in	and other	Retained	comprehensive
	Shares	Amount	capital	reserves	earnings	income (loss)	Total
		$	$	$	$	$	$
Balance, January 1, 2018	15,509,658	1,551	12,709,756	6,549,815	44,481,568	3,469,495	67,212,185
Foreign currency translation adjustments	-	-	-	-	-	2,836,556	2,836,556
Share-based compensation expenses	-	-	241,421	-	-	-	241,421
Net loss	-	-	-	-	(1,118,936)	-	(1,118,936)
Balance, March 31, 2018	15,509,658	1,551	12,951,177	6,549,815	43,362,632	6,306,051	69,171,226

Shares issued for legal case settlement	50,000	5	212,495	-	-	-	212,500
Foreign currency translation adjustments	-	-	-	-	-	(4,168,216)	(4,168,216)
Share-based compensation expenses	-	-	246,696	-	-	-	246,696
Net income	-	-	-	-	2,714,315	-	2,714,315
Balance, June 30, 2018	15,559,658	1,556	13,410,368	6,549,815	46,076,947	2,137,835	68,176,521

Balance, January 1, 2019	15,559,658	1,556	13,863,282	8,012,052	56,173,912	(794,835)	77,255,967
Exercise of the warrants	8,295	1	(1)	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	1,705,762	1,705,762
Share-based compensation expenses	-	-	204,602	-	-	-	204,602
Net income	-	-	-	-	307,721	-	307,721
Balance, March 31, 2019	15,567,953	1,557	14,067,883	8,012,052	56,481,633	910,927	79,474,052

Foreign currency translation adjustments	-	-	-	-	-	(2,160,506)	(2,160,506)
Share-based compensation expenses	-	-	189,586	-	-	-	189,586
Net income	-	-	-	-	4,688,223	-	4,688,223
Balance, June 30, 2019	15,567,953	1,557	14,257,469	8,012,052	61,169,856	(1,249,579)	82,191,355

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of June 30, 2019, its consolidated results of operations for the three and six months ended June 30, 2019, cash flows for the six months ended June 30, 2019 and change in equity for the three and six months ended June 30, 2019, as applicable, have been made. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019 or any future periods.

Concentrations of credit risk

One major customer accounted for 12.7% and 12.2% of the total sales for the three and six months ended June 30, 2019, respectively. No customer accounted for over 10% or more of the total sales during the three and six months ended June 30, 2018.

One supplier accounted for 12.1% and 12.2% of the total purchase amount during the three and six months ended June 30, 2019, respectively. One supplier accounted for 12.0% and 13.3% of the total purchase amount during the three and six months ended June 30, 2018, respectively.

One customer accounted for 16.4% of the accounts receivable as of June 30, 2019. No customer accounted for 10% or more of the accounts receivable as of December 31, 2018.

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

See Note 7 for disclosure required by ASC 842.

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

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Lithium Business	Ni-MH Batteries and Accessories	Consolidated	Lithium Business	Ni-MH Batteries and Accessories	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$	$	$
Primary Geographic Markets
China Mainland	26,502,519	3,641,324	30,143,843	49,567,039	8,547,839	58,114,878
Asia, others	33,804,072	1,911,993	35,716,065	50,815,302	7,971,477	58,786,779
Europe	1,501,876	7,487,090	8,988,966	2,905,190	10,704,107	13,609,297
North America	446,867	511,352	958,219	1,697,970	1,577,775	3,275,745
Others	-	-	-	-	133,874	133,874
Total sales	62,255,334	13,551,759	75,807,093	104,985,501	28,935,072	133,920,573

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

4.	Accounts receivable, net

	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
Accounts receivable	69,152,027	77,340,837
Less: allowance for doubtful accounts	153,001	61,020
	68,999,026	77,279,817

5.	Inventories

	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
Raw materials	20,577,090	25,952,099
Work in progress	10,619,229	10,192,772
Finished goods	20,560,649	18,348,119
Packing materials	33,291	14,394
Consumables	190,167	283,077
	51,980,426	54,790,461

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

6.	Property, plant and equipment, net

	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
Cost
Construction in progress	8,615,548	6,991,889
Furniture, fixtures and office equipment	8,011,061	7,221,527
Leasehold improvement	7,707,640	7,090,162
Machinery and equipment	49,048,270	40,316,428
Motor vehicles	1,574,860	1,508,398
Buildings	19,101,682	19,166,951
	94,059,061	82,295,355
Less: accumulated depreciation	28,969,071	25,772,178
	65,089,990	56,523,177

The construction in process represented buildings and machines under construction or testing as of June 30, 2019 and December 31, 2018.

The Company recorded depreciation expenses of $1,858,661 and $1,499,538 for the three months ended June 30, 2019 and 2018, respectively, and $3,559,595 and $2,945,238 for the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, the Company deducted deferred government grants of $nil on the carrying amount of property, plant and equipment. During the year ended December 31, 2018, the Company deducted deferred government grants of $75,584 in calculating the carrying amount of property, plant and equipment.

The buildings comprising the Huizhou facilities were pledged as collateral for bank loan. The net carrying amounts of the buildings were $8,392,542 and $8,536,246 as of June 30, 2019 and December 31, 2018, respectively.

The building located in Shenzhen, Guangdong was pledged as collateral for bank loans. The net carrying amount of the building was $340,901 and $353,752 as of June 30, 2019 and December 31, 2018, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Leases

The Company has various non-cancelable lease agreements for certain of the warehouses and accommodations with original lease periods expiring between 2019 and 2024. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Certain of the arrangements have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. The Company recognizes rental expense on a straight-line basis over the lease term.

The following table provides a summary of leases by balance sheet location as of June 30, 2019:

	Balance Sheet Location	June 30, 2019
		(Unaudited)
		$
Assets
Operating	Right-of-use assets	10,213,704
Total leased assets		10,213,704

Liabilities
Operating - current	Lease Liabilities, current	2,334,110
Operating - non current	Lease liabilities, non current	8,040,487
Total lease liabilities		10,374,597

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

	Statement of Income Location	Three months ended June 30, 2019	Six months ended June 30, 2019
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	Cost of sales, Selling and distribution expenses, General and administrative expenses, Research and development expenses	764,149	1,521,856
Total net lease costs		764,149	1,521,856

Maturity of lease liabilities under the non-cancelable operating leases as of June 30, 2019 were as follows:

Operating
(Unaudited)
$
Remaining 2019	1,281,201
2020	3,189,784
2021	3,361,853
2022	2,596,847
2023	980,182
2024	167,850
Total lease payments	11,577,717
Less: interest	1,203,120
Present value of lease liabilities	10,374,597

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

7.	Leases (continued)

Future minimum rental payments under the non-cancelable operating leases as of December 31, 2018 were as follows:

Leases (1)
$
2019	2,288,437
2020	1,790,861
2021	1,621,298
2022	668,792
6,369,388

(1) Amounts are based on ASC 840, Leases that was superseded upon our adoption of ASC 842, Leases on January 1, 2019.

The following table provides a summary of the lease terms and discount rates as of June 30, 2019:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	3.52 years

Weighted Average Discount Rate
Operating leases	6.18%

As most of the leases do not provide an implicit rate, the Company use the incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Supplemental information related to the leases for the three and six months ended June 30, 2019 is as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(Unaudited)	(Unaudited)
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	732,090	1,358,235

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

8.	Long-term investments

	June 30, 2019		December 31, 2018
	(Unaudited)
	$	Interest %	$	Interest %
Equity method investments
-Ganzhou Highpower Technology Company Limited (“GZ Highpower”) (1)	6,188,223	31.294%	7,683,900	31.294%
-Shenzhen V-power Innovative Technology Co., Ltd (“V-power”) (2)	491,011	49.000%	595,730	49.000%
Cost method investment
-Huizhou Yipeng Energy Technology Co Ltd.	1,708,384	4.654%	1,714,222	4.654%
	8,387,618		9,993,852

(1) Investment in GZ Highpower

On December 21, 2017, after the completion of the capital increase to GZ Highpower by other shareholders, the Company lost the controlling power over GZ Highpower and deconsolidated GZ Highpower. Thereafter, the investment was recorded under the equity method.

The equity in loss of investee was $1,150,032 and $1,491,608 for the three and six months ended June 30, 2019, respectively. The equity in earnings of investee was $179,964 and $336,214 for the three and six months ended June 30, 2018, respectively.

(2) Investment in V-power

On February 28, 2018, the Company signed an investment agreement with a related company and a group of individuals (the “Founder Team”) with an aggregate amount of RMB4.9 million (approximately $0.7 million) for 49% of the equity interest of V-power, which was recorded under the equity method. In addition, the Company agreed to transfer the 15% of original equity interest of V-power to the Founder Team as compensation under voluntary assignment as any of the following requirements met: 1. annual sales revenue higher or equal to RMB30 million before the first capital increase of V-power; and 2. valuation of V-power higher or equal to RMB30 million before equity issuance. As of June 30, 2019, the requirements have not been met and no such transfer was needed. As of June 30, 2019, the Company has injected RMB4.2 million (approximately $0.6 million) to V-power, and the unpaid amount was recorded as amount due to a related party (See Note 17).

The equity in loss of investee was $27,607 and $104,235 for the three and six months ended June 30, 2019, respectively. The equity in loss of investee was $19,894 and $19,894 for the three and six months ended June 30, 2018, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

9.	Taxation

Highpower and its direct and indirect wholly owned subsidiaries file tax returns separately.

1) VAT

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals ("taxpayers") that are engaged in the sale of products in the PRC are generally required to pay VAT, at a rate of which was changed from 17% to 16% on May 1, 2018, and changed from 16% to 13% on April 1, 2019 of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred. The Company’s PRC subsidiaries are subject to VAT on their revenues.

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

The Company evaluated the Global Intangible Low Taxed Income ("GILTI") inclusion on current earnings and profits of greater than 10% owned foreign controlled corporations. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The law also provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, which effectively reduces the 21% U.S. corporate tax rate on the foreign income to an effective rate of 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. In 2019, the Company recorded a GILTI inclusion of $8,210,686. However, the total tax of $898,875 is fully offset by the deemed paid foreign tax credit.

The Company completed quantification of the Tax Act impact in 2018. The final adjustment is not material.

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

The components of the income taxes expenses are:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	712,944	551,583	1,100,769	898,520
Deferred	28,572	(142,262)	(73,794)	(498,878)
Total income taxes expenses	741,516	409,321	1,026,975	399,642

The reconciliation of income taxes expenses computed at the PRC statutory tax rate to income tax expense is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Income before tax	5,429,739	3,123,636	6,022,919	1,995,021

Provision for income taxes at PRC statutory income tax rate (25%)	1,357,435	780,909	1,505,730	498,755
Impact of different tax rates in other jurisdictions	88,722	37,886	207,343	96,546
Effect of PRC preferential tax rate	(494,344)	(272,880)	(684,651)	(266,427)
R&D expenses eligible for super deduction	(541,876)	(334,892)	(680,270)	(334,892)
Other non-deductible expenses	87,610	32,175	187,972	48,751
Change in valuation allowance of deferred tax assets	243,969	166,123	490,851	356,909
Effective enterprise income tax expenses	741,516	409,321	1,026,975	399,642

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

9.	Taxation (continued)

3) Deferred tax assets, net

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
Deferred tax assets
Tax loss carry-forward	1,604,854	1,096,956
Allowance for doubtful receivables	22,950	9,153
Impairment for inventory	409,863	382,375
Difference for sales cut-off	33,519	15,526
Deferred government grants	102,137	69,631
Property, plant and equipment subsidized by government grant	233,274	250,563
Impairment for property, plant and equipment	122,431	138,122
Total gross deferred tax assets	2,529,028	1,962,326
Valuation allowance	(1,403,764)	(1,096,956)
Total deferred tax assets, net of valuation allowance	1,125,264	865,370
Deferred tax liability
PPE, due to difference in depreciation	(189,821)	-
Total deferred tax liability	(189,821)	-
Total net deferred tax assets	935,443	865,370

As of June 30, 2019, the Company had net operating loss carry-forwards in Hong Kong of $8,507,665 without expiration and in the PRC of $1,340,597, which will start to expire in 2023.

The Company has deferred tax assets which consisted of tax loss carry-forwards and other items that can be carried forward to offset future taxable income. Management determined it is more likely than not that part of the deferred tax assets could not be utilized, so a valuation allowance was provided for as of June 30, 2019 and December 31, 2018. The net valuation allowance increased by $0.3 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively.

10.	Notes payable

Notes payable presented to certain suppliers as a payment against the outstanding trade payables.

Notes payable are mainly bank acceptance bills which are non-interest bearing and generally mature within one year. The outstanding bank acceptance bills are secured by restricted cash deposited in banks. Outstanding bank acceptance bills were $60,168,272 and $73,607,284 as of June 30, 2019 and December 31, 2018, respectively.

11.	Short-term loans

As of June 30, 2019, the bank borrowings were for working capital and capital expenditure purposes with maturity of one year and were secured by personal guarantees executed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan, the land use right with a net carrying amount of $2,406,173 and the buildings with a net carrying amount of $8,733,443, respectively.

The loans were primarily obtained from three banks with interest rates ranging from 5.2200% to 6.5253% per annum and 5.2300% to 6.5253% per annum as of June 30, 2019 and December 31, 2018, respectively. The interest expenses were $344,983 and $653,565 for the three and six months ended June 30, 2019, respectively. The interest expenses were $118,886 and $230,599 for the three and six months ended June 30, 2018, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

12.	Non-financial institution borrowing

For the six months ended June 30, 2019, the Company paid back $8,862,891 to the third party non-financial institution.

The interest expense of the above borrowing was $nil and $4,877 for the three and six months ended June 30, 2019. The interest expense of the above borrowing was $134,660 and $296,963 for the three and six months ended June 30, 2018.

13.	Lines of credit

The Company entered into various credit contracts and revolving lines of credit, which were used for short-term loans and bank acceptance bills. As of June 30, 2019, the total and unused lines of credit were $107.2 million and $27.6 million, respectively, with maturity dates from August 2019 to October 2021. As of December 31, 2018, the total and unused lines of credit were $102.6 million and $23.8 million, respectively, with maturity dates from March 2019 to October 2021.

These lines of credit were guaranteed by the Company’s Chief Executive Officer, Mr. Dang Yu Pan and his wife. The Company’s buildings and the land use right were pledged as collateral for these lines of credit.

14.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net income	4,688,223	2,714,315	4,995,944	1,595,379

Denominator:
Weighted-average shares outstanding
- Basic	15,567,953	15,556,361	15,567,220	15,533,139
- Dilutive effects of equity incentive awards	58,312	73,052	48,370	86,632
- Diluted	15,626,265	15,629,413	15,615,590	15,619,771

Net income per share:
- Basic	0.30	0.17	0.32	0.10
- Diluted	0.30	0.17	0.32	0.10

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

The total contributions made, which were expensed as incurred, were $996,410 and $1,979,784 for the three and six months ended June 30, 2019. The total contributions made, which were expensed as incurred, were $729,595 and $1,383,552 for the three and six months ended June 30, 2018.

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

The CODM evaluates performance based on each reporting segment’s net sales, cost of sales, gross profit and total assets. Net sales, cost of sales, gross profit and total assets by segments is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
Lithium Business	62,255,334	48,503,856	104,985,501	85,100,511
Ni-MH Batteries and Accessories	13,551,759	16,420,104	28,935,072	29,606,902
Total	75,807,093	64,923,960	133,920,573	114,707,413

Cost of Sales
Lithium Business	47,382,082	39,755,643	81,010,550	70,546,982
Ni-MH Batteries and Accessories	10,053,936	13,858,391	21,878,419	25,284,178
Total	57,436,018	53,614,034	102,888,969	95,831,160

Gross Profit
Lithium Business	14,873,252	8,748,213	23,974,951	14,553,529
Ni-MH Batteries and Accessories	3,497,823	2,561,713	7,056,653	4,322,724
Total	18,371,075	11,309,926	31,031,604	18,876,253

	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
Total Assets
Lithium Business	215,321,303	231,795,621
Ni-MH Batteries and Accessories	53,775,804	56,260,478
Total	269,097,107	288,056,099

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

16.	Segment information (continued)

All long-lived assets of the Company are located in the PRC. Geographic information about the sales and accounts receivable based on the locations of the Company’s customers is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales
China Mainland	30,143,843	32,880,005	58,114,878	61,185,768
Asia, others	35,716,065	25,183,900	58,786,779	40,938,296
Europe	8,988,966	4,849,360	13,609,297	9,387,263
North America	958,219	1,998,243	3,275,745	3,163,074
Others	-	12,452	133,874	33,012
	75,807,093	64,923,960	133,920,573	114,707,413

	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
Accounts receivable
China Mainland	33,494,645	38,048,651
Asia, others	28,138,970	33,237,051
Europe	6,596,124	5,413,343
North America	769,287	566,769
Others	-	14,003
	68,999,026	77,279,817

17.	Related party balance and transaction

Related party balance

	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
Accounts receivable	86,343	476,093
Other receivable	59,776	1,570
Amount due from a related party- GZ Highpower	146,119	477,663

Other payable-investment (1)	101,869	408,867
Loan from Mr. Dang Yu Pan (2)	-	5,707,984
Amount due to related parties	101,869	6,116,851

(1)	The Company signed an investment agreement with an aggregate amount of RMB4.9 million (approximately $0.7 million) in investing for 49% of the equity interest of V-power which was set up on March 1, 2018. On April 28, 2018, the Company injected RMB2.1 million (approximately $0.3 million) to V-power. On January 14, 2019, the Company injected RMB2.1 million (approximately $0.3 million) to V-power and the unpaid amount was recorded as amount due to a related party. (See Note 8)

(2)	The Company entered into a loan agreement with a maximum amount of RMB60 million (approximately $8.7 million) with Mr. Dang Yu Pan on July 20, 2018. As of June 30, 2019, the Company repaid the loans. The interest rate is 5.65% per annum. The Company accrued interest expense $20,135 and $133,930 for the three and six months ended June 30, 2019, respectively.

HIGHPOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Stated in US Dollars)

17.	Related party balance and transaction (continued)

Related party transaction

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
GZ Highpower
Sales	239,573	433,147	440,306	658,934

V-Power
Payment of investment	-	-	310,201	-

Dang Yu Pan
Loan from Dang Yu Pan	-	-	2,954,297	-
Repayment of Loan from Dang Yu Pan	8,589,619	-	8,589,619	-
Interest expense	20,135	-	133,930	-

18.	Subsequent event

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

Overview

Net sales increased by $10.9 million, or 16.8%, during the second quarter of 2019 compared to the same quarter in 2018. The main driver was our lithium business, including high-end consumer products, industrial applications and increased demand for artificial intelligence products. Lithium business net sales increased by $13.8 million, or 28.4%, during the second quarter of 2019 compared to the same quarter in 2018.

Gross profit during the second quarter of 2019 was $18.4 million, or 24.2% of net sales, compared to $11.3 million, or 17.4% of net sales, for the comparable period in 2018.

Critical Accounting Policies

See Note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations of the Company for the three and six months ended June 30, 2019 and 2018, both in US$ and as a percentage of net sales.

Consolidated Statements of Operations

(Dollars in Thousands, Except Per	Three months ended June 30,				Six months ended June 30,
Share Amounts)	2019		2018		2019		2018
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	$	%	$	%	$	%	$	%
Net sales	75,807	100.0%	64,924	100.0%	133,921	100.0%	114,707	100.0%
Cost of sales	(57,436)	(75.8%)	(53,614)	(82.6%)	(102,889)	(76.8%)	(95,831)	(83.5%)
Gross profit	18,371	24.2%	11,310	17.4%	31,032	23.2%	18,876	16.5%

Research and development expenses	(4,380)	(5.8%)	(3,593)	(5.5%)	(7,367)	(5.5%)	(6,155)	(5.4%)
Selling and distribution expenses	(3,280)	(4.3%)	(2,122)	(3.3%)	(6,072)	(4.5%)	(4,097)	(3.6%)
General and administrative expenses	(5,027)	(6.6%)	(3,910)	(6.0%)	(9,851)	(7.4%)	(8,025)	(7.0%)
Foreign currency transaction gain (loss)	1,213	1.6%	1,671	2.6%	(38)	(0.0%)	657	0.6%
Income from operations	6,897	9.1%	3,356	5.2%	7,704	5.8%	1,256	1.1%

Changes in fair value of foreign exchange derivatives	(995)	(1.3%)	(1,125)	(1.7%)	(609)	(0.5%)	(421)	(0.4%)
Government grants	729	1.0%	989	1.5%	951	0.7%	1,318	1.1%
Other income	16	0.0%	57	0.1%	82	0.1%	81	0.1%
Equity in (loss) earnings of investees	(1,178)	(1.6%)	160	0.2%	(1,596)	(1.2%)	316	0.3%
Interest expenses, net	(39)	(0.1%)	(313)	(0.5%)	(509)	(0.4%)	(555)	(0.5%)
Income before taxes	5,430	7.2%	3,124	4.8%	6,023	4.5%	1,995	1.7%

Income taxes expenses	(742)	(1.0%)	(410)	(0.6%)	(1,027)	(0.8%)	(400)	(0.3%)
Net income	4,688	6.2%	2,714	4.2%	4,996	3.7%	1,595	1.4%

Diluted earnings per common stock	0.30		0.17		0.32		0.10

Net sales

Net sales for the three months ended June 30, 2019 were $75.8 million compared to $64.9 million for the comparable period in 2018, an increase of $10.9 million, or 16.8%.

Net sales for the six months ended June 30, 2019 were $133.9 million compared to $114.7 million for the comparable period in 2018, an increase of $19.2 million, or 16.7%. Net sales of Lithium business increased by $19.9 million, or 23.4%, during the six months ended June 30, 2019, compared to the comparable period in 2018. Ni-MH batteries and accessories net sales decreased by $0.7 million, or 2.3%, during the six months ended June 30, 2019, compared to the comparable period in 2018. The increase in net sales was mainly due to the optimization of our sales structure.

Gross profit

Gross profit for the three months ended June 30, 2019 was $18.4 million, or 24.2% of net sales, compared to $11.3 million, or 17.4% of net sales, for the comparable period in 2018. This increase was attributed to the product mix and improvement in our labor efficiency.

Gross profit for the six months ended June 30, 2019 was $31.0 million, or 23.2% of net sales, compared to $18.9 million, or 16.5% of net sales, for the comparable period in 2018. This increase was attributed to the product mix and improvement in our labor efficiency.

Research and development expenses

Research and development expenses were $4.4 million, or 5.8% of net sales, for the three months ended June 30, 2019, compared to $3.6 million, or 5.5% of net sales, for the comparable period in 2018.

Research and development expenses were $7.4 million, or 5.5% of net sales, for the six months ended June 30, 2019, compared to $6.2 million, or 5.4% of net sales, for the comparable period in 2018. The Company will continue to invest on R&D activities in the future.

Selling and distribution expenses

Selling and distribution expenses were $3.3 million, or 4.3% of net sales, for the three months ended June 30, 2019, compared to $2.1 million, or 3.3% of net sales, for the comparable period in 2018.

Selling and distribution expenses were $6.1 million, or 4.5% of net sales, for the six months ended June 30, 2019, compared to $4.1 million, or 3.6% of net sales, for the comparable period in 2018. The increase of expenses was mainly driven by marketing expenses for more branded customers.

General and administrative expenses

General and administrative expenses were $5.0 million, or 6.6% of net sales, for the three months ended June 30, 2019, compared to $3.9 million, or 6.0% of net sales, for the comparable period in 2018.

General and administrative expenses were $9.9 million, or 7.4% of net sales, for the six months ended June 30, 2019, compared to $8.0 million, or 7.0% of net sales, for the comparable period in 2018.

Foreign currency transaction gain (loss)

We experienced a gain of $1.2 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, on the exchange rate difference between the US$ and the RMB.

We experienced a loss of $37,272 and a gain of $656,239 for the six months ended June 30, 2019 and 2018, respectively, on the exchange rate difference between the US$ and the RMB. The loss or gain in exchange rate difference was due to the influence of the RMB relative to the US$ over the respective periods.

Changes in fair value of foreign exchange derivatives

We experienced a loss on derivative instruments of $1.0 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively.

We experienced a loss on derivative instruments of $0.6 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Government grants

Government grants were $0.7 million and $1.0 million for the three months ended June 30, 2019, and 2018, respectively.

Government grants were $1.0 million and $1.3 million for the six months ended June 30, 2019, and 2018, respectively.

Other income

Other income was $15,550 and $56,581 for the three months ended June 30, 2019 and 2018, respectively.

Other income was $82,248 and $80,142 for the six months ended June 30, 2019 and 2018, respectively.

Equity in (loss) earnings of investees

Equity in loss of investees were $1.2 million for the three months ended June 30, 2019, compared to equity in earnings of investee $160,070 for the comparable period in 2018.

Equity in loss of investees were $1.6 million for the six months ended June 30, 2019, compared to equity in earnings of investee $316,320 for the comparable period in 2018.

Interest expenses, net

Interest expenses, net were $38,675 and $312,814 for the three months ended June 30, 2019 and 2018, respectively.

Interest expenses, net were $509,098 and $554,666 for the six months ended June 30, 2019 and 2018, respectively.

Income taxes expenses

Income taxes expenses were $0.7 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively.

Income taxes expenses were $1.0 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Net income

Net income for the three months ended June 30, 2019 was $4.7 million compared to $2.7 million for the comparable period in 2018, increase of $2.0 million, or 72.7%.

Net income for the six months ended June 30, 2019 was $5.0 million compared to $1.6 million for the comparable period in 2018, increase of $3.4 million, or 213.2%.

Reconciliation of Net Income to EBITDA

A table reconciling earnings before interest, income tax, depreciation and amortization (“EBITDA”), a non-GAAP financial measure, to the appropriate GAAP measure is included with the Company's financial information below. EBITDA was derived by taking earnings before interest expense, net, taxes, depreciation and amortization. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with U.S. GAAP. The Company believes this non-GAAP measure is useful to investors as it provides a basis for evaluating the Company's operating results in the ordinary course of its operations. This non-GAAP measure is not based on any comprehensive set of accounting rules or principles. The Company believes that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with its results of operations as determined in accordance with U.S. GAAP and that these measures should only be used to evaluate the Company's results of operations in conjunction with, and not in lieu of, the corresponding GAAP measures.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net income	4,688,223	2,714,315	4,995,944	1,595,379

Interest expenses, net	38,675	312,814	509,098	554,666
Income taxes expenses	741,516	409,321	1,026,975	399,642
Depreciation and Amortization	1,886,874	1,528,644	3,616,314	3,003,872

EBITDA	7,355,288	4,965,094	10,148,331	5,553,559

Liquidity and Capital Resources

We had cash of approximately $18.1 million as of June 30, 2019, compared to $24.9 million as of December 31, 2018.

To provide liquidity and flexibility in funding our operations, we borrow funds under bank facilities and other external sources of financing. As of June 30, 2019, we had lines of credit with eight financial institutions aggregating $107.2 million. The maturities of these facilities vary from August 2019 to October 2021. The facilities are subject to regular review and approval. Certain of these bank facilities are guaranteed by our Chief Executive Officer, Mr. Dang Yu Pan and his wife, pledged by land use right and buildings, and contain customary affirmative and negative covenants for secured credit facilities of this type. Interest rates are generally based on the banks’ reference lending rates. No significant commitment fees are required to be paid for the bank facilities. As of June 30, 2019, we had utilized approximately $79.6 million under such general credit facilities and had available unused credit facilities of $27.6 million.

Net cash provided by operating activities was approximately $13.4 million for the six months ended June 30, 2019, compared to net cash used in operating activities of $7.6 million for the comparable period in 2018. The net cash increase of $21.1 million provided by operating activities is primarily due to an increase of $30.6 million in cash inflow from inventories, an increase of $12.1 million in cash inflow from accounts receivable, an increase of $9.0 million in cash inflow from prepayments and other receivables and an increase of $29.3 million in cash outflow from accounts payable.

Net cash used in investing activities was $7.0 million for the six months ended June 30, 2019, compared to net cash used in investing activities of $6.0 million for the comparable period in 2018. The net cash increase of $1.0 million used in investing activities is primarily due to an increase of $1.0 million in cash outflow from acquisitions of plant and equipment.

Net cash used in financing activities was $28.2 million for the six months ended June 30, 2019, compared to net cash provided by financing activities of $11.8 million for the comparable period in 2018. The net cash increase of $40.0 million in net cash used in financing activities was primarily attributable to an increase of $15.8 million in cash outflow from repayments of notes payable, an increase of $14.9 million in cash outflow from repayments of short-term bank loans and an increase of $8.6 million in cash outflow from repayment of loan from a related party.

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

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Working Capital Loan Contract between SZ Highpower and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch

Working Capital Loan Contract between SZ Springpower and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch

On May 15, 2019, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch providing for an aggregate loan of RMB10,000,000 ($1,455,265) to be used as current funds for production and operations. SZ Highpower must withdraw the facility before August 30, 2019, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 6.5250%, which equals to the one year benchmarked by interbank rates, float 51.4%. The loan is guaranteed by HK HTC, SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,455,265 as of June 30, 2019.

On June 25, 2019, SZ Highpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch providing for an aggregate loan of RMB10,000,000 ($1,455,265) to be used as current funds for production and operations. SZ Highpower must withdraw the facility before September 24, 2019, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 6.5250%, which equals to the one year benchmarked by interbank rates, float 51.4%. The loan is guaranteed by HK HTC, SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,455,265 as of June 30, 2019.

On May 15, 2019, SZ Springpower entered into a working capital loan contract with Industrial and Commercial Bank of China Ltd., Shenzhen Henggang Branch providing for an aggregate loan of RMB10,000,000 ($1,455,265) to be used as current funds for production and operations. SZ Springpower must withdraw the facility before August 30, 2019, after which time the bank may cancel all or part of the facility. The term of the loan is 12 months from the first withdrawal date. The interest rate is 6.5250%, which equals to the one year benchmarked by interbank rates, float 51.4%. The loan is guaranteed by HK HTC, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The Company’s real estate in Shenzhen also served as collateral for the loan. The balance of loan was $1,455,265 as of June 30, 2019.

The following constitute events of default under each loan agreement: failure to repay principal, interest, and other payables in accordance with the provisions specified in these contracts; or failure to fulfill any other obligations in these contracts, or contrary to the statements, guarantee and commitments in these contracts; the guarantees in these contracts have adversely changed to the lender’s loan, and the borrowers is not available to provide other guarantees approved by the lender failure to pay off any other debts due by the borrowers, or failure to fulfill or breach other obligations in these contracts, or likely to affect the performance of the obligations in these contracts; the financial performance of the profitability, debt payment ability, operating capacity and cash flow of the borrowers exceed the agreed standards, or deterioration has been or may affect the obligations in these contracts; the borrower’s ownership structure, operation, external investment has changed adversely, which have affected or may affect the fulfillment of the obligations in these contracts; the borrowers involves or may involve significant economic disputes, litigation, arbitration, or asset seizure, detention or enforcement, or judicial or administrative authorities for investigation or take disciplinary measures in accordance with the laws, or illegal with relevant state regulations or policies in accordance with the laws, or exposure by media, which have affected or may affect the fulfillment of the obligations in these contracts; the borrower’s principal individual investors, key management officer’s change, disappearances or restriction of personal liberty, likely to affect the performance of the obligations in these contracts; using false contracts with related parties, using no actual transaction to extract the lender’s funds or credit, or evasion of lender’s loan right through related party transactions; having been or may be out of business, dissolution, liquidation, business reorganizations, business license has been revoked or bankruptcy; breaches food safety, production safety, environmental protection and other environmental and social risk management related laws and regulations, regulatory requirements or industry standards, resulting in accidents, major environmental and social risk events, likely to affect the performance of the obligations in these contracts; in these contracts, the borrower's credit rating, level of profitability, asset-liability ratio, net cash flow of operating and other indicators do not meet the credit conditions of the lender; or without the lender’s written contract, pledges guarantee or provides assurance guarantees to other party, likely to affect the performance of the obligations in these contracts; other adverse situations may affect in the realization of loan right in these contracts.

Upon the occurrence of an event of default, the bank may: request the borrowers rectify the event of default within a specified time period; cancel or terminate the borrower’s the unused portion of the credit line and other financing arrangements in whole or in part; declare all amounts outstanding under the contract immediately due and payable; require the borrowers to compensate the bank for losses it incurs as a result of the event of default; or other measures permitted under applicable law or other necessary measures.

Working Capital Loan Contract between SZ Springpower and Bank of China, Buji Sub-branch

Working Capital Loan Contract between ICON and Bank of China, Buji Sub-branch

On April 25, 2019, SZ Springpower entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,455,265) to be used by SZ Springpower to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. SZ Springpower must withdraw the facility within 30 days from April 29, 2019, after which time the bank may cancel all or part of the facility. The interest rate is 6.09%, which equals to the one year benchmarked by interbank rates, plus 112.75%. The loan is guaranteed by SZ Highpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,455,265 as of June 30, 2019.

On June 18, 2019, ICON entered into a working capital loan contract with Bank of China, Buji Sub-branch providing for an aggregate loan of RMB10,000,000 ($1,455,265) to be used by ICON to purchase raw materials. The term of the loan is 12 months from the first withdrawal date. ICON must withdraw the facility within 30 days from June 19, 2019, after which time the bank may cancel all or part of the facility. The interest rate is 5.22%, which equals to the one year benchmarked by interbank rates, plus 0.91%. The loan is guaranteed by SZ Highpower, SZ Springpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,455,265 as of June 30, 2019.

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

Working Capital Loan Contract between ICON and Bank of Jiangsu, Shenzhen Branch

On April 30, 2019, ICON entered into a working capital loan contract with Bank of Jiangsu, Shenzhen Branch providing for an aggregate loan of RMB10,000,000 ($1,455,265) to be used by ICON to purchase raw materials. The term of the loan from May 24, 2019 to March 23, 2020. The interest rate is 6.09%, which equals to the one year benchmarked by interbank rates, float 40.0%. The loan is guaranteed by SZ Highpower, SZ Springpower, HZ HTC and our Chief Executive Officer, Dang Yu Pan. The balance of loan was $1,455,265 as of June 30, 2019.

The following constitute events of default under the loan agreement: failure to fully and promptly perform its any obligations specified in this Contract and other relevant documents. if the borrower's aforesaid behavior can be corrected but the borrower fails to correct it to the extent satisfied by the lender within 20 days after the lender sends a written notice of correction; the borrower voluntarily or compulsively goes out of business, winds up, reorganizes, dissolves or goes into bankruptcy; the borrower provides false materials or conceals important business financial facts; the borrower breaks through the financial indicators stipulated the contract; the borrower suffers from financial loss or deterioration of financial conditions, which may affect the loan safety, or the borrower intentionally evades or cancels the creditor's rights of the Bank; the borrower's loan project plan is canceled or cannot be implemented; the borrower fraudulently obtains funds or credit from the lender or other bank by use of a false contract with an affiliated party; the borrower engages in or suspected of carrying out illegal business activities; the borrower goes into division, combination, major merger, acquisition or reorganization; the borrower violates any other contract signed with the lender or a third party, or there is any dispute arising from such contract, thereby causing or likely to cause litigation or arbitration; the controlling shareholder of the borrower transfers its shares held in the borrower, or the controlling shareholder, actual controller, legal representative or other senior management person has major events, including but not limited to engaging in or suspected of conducting illegal activities, or subject to litigation, arbitration or administrative punishment, going worse of its financial conditions, declaration of bankruptcy or dissolution, and so on; the guarantor has breach of contract, including but not limited to provision of false materials by the guarantor, the guarantor's violation of other contract signed with the lender or a third party, litigation or arbitration caused due to any dispute arising from such contract, forced or active suspension of business, major business failure, engaging in or suspected of conducting illegal activities, evasion or cancellation of creditor's rights of the Bank, merger and/or acquisition or reorganization, or other situations which may reduce its guarantee capability; An event of default occurs under other loan contract or guarantee contract made and entered into by and between the borrower and the lender; Other circumstances which endanger or may endanger the lender's loan safety.

Upon the occurrence of an event of default, the bank may: change the loan payment mode, stop payment of the loan not withdrawn by the borrower and/or ask the borrower to repay the loan in advance and announce acceleration of maturity of all the loan hereunder according to the stipulations of this contract; ask the borrower to repay the loan principal and interest hereunder in advance and pay all other relevant expenses, or ask the borrower to transfer its all debts hereunder to a transferee accepted by the lender, or ask the borrower to provide other guarantee measures accepted by the lender.

Financing Quota Agreement between HZ HTC and Shanghai Pudong Development Bank Co., Ltd., Huizhou Branch

On April 11, 2019, HZ HTC entered into a financing quota agreement with Shanghai Pudong Development Bank Co., Ltd., Huizhou Branch, which provides for a revolving line of credit of up to RMB20,000,000 ($2,190,530). HZ HTC may issue bank acceptance, from time to time as needed, on or before April 1, 2020. The loan is guaranteed by SZ Highpower, ICON, SZ Springpower and our Chief Executive Officer, Dang Yu Pan. The used facility was $nil as of June 30, 2019.

The following constitute events of default under the loan agreement: violates any representation, warranty hereof or such representation; or warranty is certified to be incorrect, untrue, or missed or misleading or have been violated; and/or the borrower violates or does not fulfill any promised matter herein; and/or the borrower violates any regulation of this agreement; or any affiliated financing document hereunder; and or the borrower has any circumstance that may affect the safety of the financing bank’s loan; and/ or the guarantor violates the regulation of any guarantee document, all constitute the borrower’s default events of this agreement and affiliated financing documents.

Upon the occurrence of an event of default, the bank may: adjust or cancel the financing quota hereunder; announce all or a part of the debts under any affiliated financing document hereof to expire in advance; and /or terminate this agreement and all or a part of the affiliated financing documents, and require the customer to immediately return all or a part of the financing principal or interest; require the borrower to add margin amount, or transfer the borrower’s deposit or the deposit in the settlement account to its margin account for external payment or the margin of the advance payment that may occur to the borrower in the future for the bills already accepted or L/C, L/G/ SLC opened by the financing bank within the quota use term; require the borrower to immediately repay the advance payment if the financing bank already had advance payment; interest shall be calculated according to the penalty interest rate agreed herein or the penalty interest rate agreed in the affiliated financing document; and compound interest shall be calculated and collected to the payable and unpaid interest; deduct the borrower’s deposit in any account in the financing bank in accordance with the regulation in the contract.

Comprehensive Credit Contract between SZ Highpower and China Everbright Bank Co., Ltd., Shenzhen Branch

Comprehensive Credit Contract between SZ Springpower and China Everbright Bank Co., Ltd., Shenzhen Branch

On April 4, 2019, each of SZ Highpower and SZ Springpower entered into a comprehensive credit line contract with China Everbright Bank Co., Ltd., Shenzhen Branch. SZ Highpower’s loan agreement provides for a revolving line of credit of up to RMB20,000,000 ($2,190,530) and SZ Springpower’s loan agreement provides for a revolving line of credit of up to RMB30,000,000 ($4,365,795). Each Company may issue bank acceptance, from time to time as needed, but must make a specific drawdown application on or before April 3, 2020, after which time the bank may cancel all or part of the facilities. SZ Highpower’s loan is guaranteed by SZ Springpower, HZ HTC, ICON and our Chief Executive Officer, Dang Yu Pan and his wife. SZ Springpower’s loan is guaranteed by SZ Highpower, HZ HTC and ICON and our Chief Executive Officer, Dang Yu Pan and his wife. The used facility of SZ Highpower and SZ Springpower was $2,190,530 and $4,365,795 as of June 30, 2019 which was used for bank acceptance.

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

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Working Capital Loan Contract dated May 15, 2019, between Shenzhen Highpower Technology Co., Ltd. and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch (translated to English).

10.2	Working Capital Loan Contract dated June 25, 2019, between Shenzhen Highpower Technology Co., Ltd. and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch (translated to English).

10.3	Comprehensive Credit Contract dated April 4, 2019, between Shenzhen Highpower Technology Co., Ltd. and China Everbright Bank Shenzhen Branch (translated to English).

10.3(a)	Maximum Amount Guaranty Contract dated March 13, 2019, between Icon Energy System (Shenzhen) Co., Ltd. and China Everbright Bank Shenzhen Branch (translated to English).

10.3(b)	Maximum Amount Guaranty Contract dated March 13, 2019, between Dang Yu Pan and China Everbright Bank Shenzhen Branch (translated to English).

10.3(c)	Maximum Amount Guaranty Contract dated March 13, 2019, between Zhou Tao Yin and China Everbright Bank Shenzhen Branch (translated to English).

10.3(d)	Maximum Amount Guaranty Contract dated March 13, 2019, between Huizhou Highpower Technology Co., Ltd. and China Everbright Bank Shenzhen Branch (translated to English).

10.3(e)	Maximum Amount Guaranty Contract dated March 13, 2019, between Springpower Technology (Shenzhen) Co., Ltd. and China Everbright Bank Shenzhen Branch (translated to English).

10.4	Working Capital Loan Contract dated April 25, 2019, between Springpower Technology (Shenzhen) Co., Ltd.. and Bank of China, Buji Sub-branch (translated to English).

10.5	Working Capital Loan Contract dated May 15, 2019, between Springpower Technology (Shenzhen) Co., Ltd.. and Industrial and Commercial Bank of China Ltd. Shenzhen Henggang Branch (translated to English).

10.6	Comprehensive Credit Contract dated April 4, 2019, between Springpower Technology (Shenzhen) Co., Ltd.. and China Everbright Bank Shenzhen Branch (translated to English).

10.6(a)	Maximum Amount Guaranty Contract dated March 13, 2019, between Icon Energy System (Shenzhen) Co., Ltd. and China Everbright Bank Shenzhen Branch (translated to English).

10.6(b)	Maximum Amount Guaranty Contract dated March 13, 2019, between Dang Yu Pan and China Everbright Bank Shenzhen Branch (translated to English).

10.6(c)	Maximum Amount Guaranty Contract dated March 13, 2019, between Zhou Tao Yin and China Everbright Bank Shenzhen Branch (translated to English).

10.6(d)	Maximum Amount Guaranty Contract dated March 13, 2019, between Huizhou Highpower Technology Co., Ltd. and China Everbright Bank Shenzhen Branch (translated to English).

10.6(e)	Maximum Amount Guaranty Contract dated March 13, 2019, between Shenzhen Highpower Technology Co., Ltd. and China Everbright Bank Shenzhen Branch (translated to English).

10.7	Working Capital Loan Contract dated June 18, 2019, between Icon Energy System (Shenzhen) Co., Ltd. and Bank of China, Buji Sub-branch (translated to English).

10.8	Working Capital Loan Contract dated April 30, 2019, between Icon Energy System (Shenzhen) Co., Ltd. and Bank of Jiangsu Co., Ltd Shenzhen Branch (translated to English).

10.9	Financing Quota Agreement dated April 11, 2019, between Huizhou Highpower Technology Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd.,, Huizhou Branch (translated to English).

10.9(a)	Maximum Warranty Contract dated May 13, 2019, between Icon Energy System (Shenzhen) Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd., Huizhou Branch, (translated to English).

10.9(b)	Maximum Warranty Contract dated May 13, 2019, between Dang Yu Pan and Shanghai Pudong Development Bank Co., Ltd., Huizhou Branch (translated to English).

10.9(c)	Maximum Warranty Contract dated May 13, 2019, between Shenzhen Highpower Technology Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd., Huizhou Branch (translated to English).

10.9(d)	Maximum Warranty Contract dated May 13, 2019, between Springpower Technology (Shenzhen) Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd., Huizhou Branch (translated to English).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

HIGHPOWER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highpower International, Inc.

Dated: August 13, 2019		/s/ Dang Yu Pan
	By:	Dang Yu Pan
	Its:	Chairman of the Board and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Sunny Pan
	By:	Sunny Pan
	Its:	Chief Financial Officer (principal financial and accounting officer)

